Form 10QSB
period 2002-06-30
SIN HOLDINGS INC
filed 2002-08-14
CIK 1140414

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission File Number 000-49752

SIN Holdings, Inc.
(Name of small business issuer as specified in its charter)

                                                              Colorado                                                                                                         84-1570556
                                                 (State or other jurisdiction of                                                                               (IRS Employer Identification No.)
                                                 incorporation or organization)

3225 S. Garrison, Unit 21, Lakewood, Colorado 80227
(Address of principal executive offices)

Issuer’s telephone number, including area cost: (303) 763-7307

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days.

Yes   [  ]        No    [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $.001 par value: 7,278,000 shares as of June 30, 2002.

FORM 10-QSB
SIN HOLDINGS, INC.

INDEX

                                                                                   Page
PART I.   Financial Information
          Item I.  Financial Statements (unaudited)                                 3

          Consolidated Balance Sheets, June 30, 2002 (unaudited)
          and December 31, 2001                                                     4

          Unaudited Consolidated Statements of Operations for the three months
          Ended June 30, 2002 and 2001                                              5

          Unaudited Consolidated Statements of Operations for the six months
          Ended June 30, 2002 and 2001                                              6

          Unaudited Consolidated Statements of Cash Flows, for the six months
          ended June 30, 2002 and 2001                                              7

          Item II.  Management's Discussion and Analysis of Financial
          Condition                                                                10

PART II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds                       12

          Item 6.  Exhibits and Reports on Form 8-K                                12

          Signatures                                                               13

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

SIN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                  June 30,   December 30,
                                                                    2002        2001
                                                                  ---------  -----------
                                                                 (Unaudited)
                                     ASSETS
Current assets
  Cash ........................................................   $ 11,668    $  1,136
  Accounts receivable .........................................        285         190
  Prepaid expenses ............................................      1,239          75
                                                                  --------    --------
        Total current assets ..................................     13,192       1,401

Long term assets
  Equipment ...................................................        992         992
  Less Accumulated Depreciation ...............................       (521)       (356)
                                                                  --------    --------
        Total long term assets ................................        471         636

Other assets
  Goodwill (Net of accumulated amortization of $616 and
        $900 for the periods ending December 31, 2001 and
        June 30, 2002, respectively) ..........................      4,787       5,071
  Deferred offering costs .....................................       --        17,531
                                                                  --------    --------
        Total other assets ....................................      4,787      22,602

TOTAL ASSETS ..................................................   $ 18,450    $ 24,639
                                                                  ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable ............................................   $  2,822    $  3,429
  Loan from shareholder .......................................      1,500       1,500
  Unearned revenue ............................................        190         390
                                                                  --------    --------
        Total current liabilities .............................      4,512       5,319
                                                                  --------    --------
Long term liabilities
  Notes Payable ...............................................     20,787        --
                                                                  --------    --------
        Total long term liabilities ...........................     20,787        --
                                                                  --------    --------

Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares
 authorized;100,000 shares issued or outstanding ..............        100         100
  Common stock, par value $0.001, 30,000,000 shares
 authorized; 7,278,000 shares issued and outstanding at
 June 30, 2002 and 6,000,000 shares issued and outstanding
 at December 31, 2001 .........................................      7,278       6,000
  Additional paid-in capital ..................................      8,386      20,875
  Accumulated Deficit .........................................    (22,613)     (7,655)
                                                                  --------    --------
        Total stockholders' equity (deficit) ..................     (6,849)     19,320
                                                                  --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ..........   $ 18,450    $ 24,639
                                                                  ========    ========

See notes to unaudited consolidated financial statements.

SIN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            For the Three Months Ended
                                                                      June 30,
                                                            --------------------------
                                                                 2002           2001
                                                                 ----           ----

Net Sales .............................................   $       570    $       870

Cost of Goods Sold ....................................          --             --
                                                          -----------    -----------
Gross Profit ..........................................           570            870

Selling, General and Administrative Expenses ..........         7,611          3,568
                                                          -----------    -----------
Income from Operations ................................        (7,041)        (2,698)

Other Income (Expense)
  Interest Income .....................................            53             26
  Interest Expense ....................................            (4)            (6)
                                                          -----------    -----------

Total Other Income (Expense) ..........................            49             20
                                                          -----------    -----------

Income (Loss) Before Income Taxes .....................        (6,992)        (2,678)

Income Tax Expense ....................................          --             --
                                                          -----------    -----------

Net Loss ..............................................   $    (6,992)   $    (2,678)
                                                          ===========    ===========

Accumulated Deficit, beginning of period ..............   $   (15,621)   $      (996)
                                                          ===========    ===========

Accumulated Deficit, end of period ....................   $   (22,613)   $    (3,674)
                                                          ===========    ===========

Weighted average shares outstanding ...................     7,278,000      6,000,000
                                                          ===========    ===========

Earnings (loss) per share .............................   $     (0.00)   $     (0.00)
                                                          ===========    ===========

See notes to unaudited consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                  For the six months
                                                                     ended June 30,
                                                                  -------------------
                                                                  2002           2001
                                                                  ----           ----

NET SALES ..............................................   $     1,340    $     3,130

COST OF GOODS SOLD .....................................          --             --
                                                           -----------    -----------

GROSS PROFIT ...........................................         1,340          3,130

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...........        16,347          6,518
                                                           -----------    -----------

INCOME FROM OPERATIONS .................................       (15,007)        (3,388)

OTHER INCOME (EXPENSE)
   Interest income .....................................            87            121
   Interest expense ....................................           (38)            (6)
                                                           -----------    -----------

     Total other income ................................            49            115
                                                           -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES ......................       (14,958)        (3,273)

Income tax expense .....................................          --             --
                                                           -----------    -----------

NET LOSS ...............................................       (14,958)        (3,273)
                                                           -----------    -----------

ACCUMULATED DEFICIT, beginning of period ...............        (7,655)          (401)
                                                           -----------    -----------

ACCUMULATED DEFICIT, end of period .....................   $   (22,613)   $    (3,674)
                                                           ===========    ===========

Weighted average number of shares outstanding ..........     6,924,961      6,000,000
                                                           ===========    ===========

Net income (loss) per common share .....................   $     (0.00)   $     (0.00)
                                                           ===========    ===========

See notes to unaudited consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                          For the six months
                                                            ended June 30,
                                                          ------------------
                                                           2002        2001
                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss ......................................   $(14,958)   $ (3,273)
     Adjustments to reconcile net loss to net cash
       Flows from operating activities:
         Depreciation and amortization .............        421         450
         Rent ......................................        450         450
         Change in:
           Increase in Accounts receivable .........        (95)       (285)
           Increase in Prepaid expenses ............     (1,165)        (75)
           Decrease (Increase) in Deferred
             Offering expenses .....................     17,531      (8,575)
           Increase (Decrease) in Accounts payable .       (606)        147
           Decrease in Unearned revenue ............       (200)       (400)
                                                       --------    --------

         Net Cash Flows from in Operating Activities      1,378     (11,561)
                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Capital Contributions .......................       --         8,000
       Proceeds from Notes Payable .................     20,022        --
       Proceeds from Issuance of Common Stock ......      1,278
       Accrued Interest on Notes Payable ...........        765        --
       Retained Earnings ...........................         28        --
       Offering Expenses ...........................    (12,939)       --
                                                       --------    --------

     Net Cash Flows from Financing Activities ......      9,154       8,000
                                                       --------    --------

NET INCREASE IN CASH ...............................     10,532      (3,561)

CASH AND CASH EQUIVALENTS
         Beginning of period .......................      1,136      10,465
                                                       --------    --------

         End of period .............................   $ 11,668    $  6,904
                                                       ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
         Income taxes
                                                        $   --      $   --
                                                        ========    ========

         Interest ...................................   $   --      $   --
                                                        ========    ========

See notes to unaudited consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Management’s Representation of Interim Financial Information

SIN Holdings, Inc. has prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2001.

Accounting Method

The Company records income and expense on the accrual method.

Revenue Recognition

The Company sells web sites and advertising to providers of senior resources. Revenue is recognized when earned. In cases where customers prepay an entire year, revenue is recognized in equal monthly installments.

Fiscal Year

The Company has selected a December 31 fiscal year end.

Organization Costs

Organization costs have been charged to operations in the period incurred.

Depreciation and Amortization

Depreciation on assets is recorded using the straight-line method over the estimated life of the asset. Amortization of goodwill is recorded over a useful life of 10 years using the straight-line method.

Income Per Share

Income per share was computed using the weighted average number of shares outstanding during the period.

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company‘s management to make estimates and assumptions that effect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items

SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the year ended December 31, 2001 and the six months ended June 30, 2002, the Company's consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

NOTE B – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of June 30, 2002, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of June 30, 2002, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

NOTE C – RELATED PARTY TRANSACTIONS

When the Company purchased the sole proprietorship on December 1, 2000, it entered into a Profit Participation Agreement with Stan Mingus, the seller. The Profit Participation Agreement provides for Senior-Inet to pay Mr. Mingus the sum of $32,000 in cash upon our realization of gross revenues of at least $400,000 during any consecutive 12-month period during the three-year term of the agreement through November 30, 2003.

The Company rents space on a month-to-month basis at the rate of $75 per month from the former owner of Senior-Inet, the Proprietorship. In addition, the Company’s sole executive officer, director and shareholder provides office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $75 per month as additional paid-in capital for this use.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 (CONTINUED)

During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President.

During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President.

The Company has an unsecured note payable to Desert Bloom Investments, a shareholder, due on November 30, 2002, unless extended at the option of the shareholder. The note bears no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

NOTE D – INCOME TAXES

The Company has net operating loss carryforwards of approximately $7,654 expiring between the years 2020 and 2021. The tax benefit of these net operating losses, which totals approximately $1,150, has been offset by a full allowance for realization.

NOTE E – PURCHASE OF SENIOR-INET, A SOLE PROPRIETORSHIP

The Company’s subsidiary, Senior-Inet, Inc., purchased all of the assets of Senior-Inet, a Sole Proprietorship, as of December 1, 2000 for $5,000 cash, as well as the assumption of certain liabilities. The purchase was recorded as follows:

Assets
         Equipment         $    992
         Goodwill             5,688
Liabilities
         Liabilities         (1,680)

         Cash payment      $  5,000

NOTE F – OFFERING OF DEBT AND EQUITY SECURITIES

On December 14, 2001, SIN Holdings, Inc. commenced an offering of Units pursuant to the Securities Act of 1933 and Regulation A promulgated thereunder. Each Unit had an offering price of $100 and consisted of one three-year promissory note in the principal amount of $94 with simple interest at 10.64% per annum, plus 6,000 shares of common stock offered at $0.001 per share (an aggregate price of $6.00 for the 6,000 shares). Price per share for the common stock was determined in reference to the previous sale of common stock for cash.

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes. The maturity date of the promissory notes is three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. As of June 30, 2002 accrued interest on these notes totaled approximately $946.

The Company incurred a total of $12,939 in professional fees directly related to the offering, which were offset against additional paid in capital.

In January of 2001, the Company retained an attorney to begin work on the preparation of a registration statement. The work done by this attorney went uncompleted and the Company discontinued its relationship with the attorney. The fees paid to this attorney had been booked as deferred offering expenses. In July of 2001, the Company retained a new attorney to prepare its registration statement, which the Company subsequently filed with the Securities and Exchange Commission. All expenses associated with the new attorney were charged to deferred offering costs. The deferred offering costs of $17,531, presented on the December 31, 2001 balance sheet consisted of the legal fees associated with the work of the Company’s first attorney and of the legal and accounting costs associated with the Form 1-A Registration Statement.

When the Company closed its Registration A offering on February 19, 2002, the expenses that were associated with the first attorney were deemed not part of the costs directly associated with the proceeds of the offering and were expensed in the first quarter (rather than written against paid in capital). The costs directly related to the proceeds received from the Registration A offering were $12,939 and were charged against additional paid in capital when the offering closed.

NOTE G – RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued FAS No. 142 – Goodwill and Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. The effect of this standard will be to eliminate the amortization of intangible assets with indeterminate useful lives. The accompanying financial statements contain a $284 charge to operations for the six months ended June 30, 2002, which would not be included after the adoption of FAS No. 142.

ITEM 2. MANAGEMENT‘S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

OUR HISTORY AND BUSINESS

SIN Holdings, Inc. and our wholly owned subsidiary, Senior-Inet, Inc., were both organized under the laws of the State of Colorado on November 27, 2000. SIN Holdings, Inc. is 82.44% owned by Desert Bloom Investments, Inc., which our President, Steve Sinohui owns.

We conduct all our business through Senior-Inet, Inc. (“Senior-Inet”). On December 1, 2000, Senior-Inet acquired all of the assets of a sole proprietorship (the “Proprietorship”), also named “Senior-Inet,” for $5,000 in cash and the assumption of certain liabilities. At that time, we entered into a Profit Participation Agreement with Stan Mingus, the seller. The Profit Participation Agreement provides for Senior-Inet to pay Mr. Mingus the sum of $32,000 in cash upon our realization of gross revenues of at least $400,000 during any consecutive 12-month period during the three-year term of the agreement through November 30, 2003. Stan Mingus owned and operated the Proprietorship from May 1, 1996, until its acquisition by Senior-Inet. We own and operate the Internet site www.senior-inet.com. At the web site, we provide information on 12 types of services for senior citizens in two general geographic areas in the United States. Revenues for the Company are derived from the sale of web pages to the resources listed on our site.

Presently, our services are limited to publishing listings of senior resource providers in 11 cities – ten of which are in Colorado and Houston, Texas. We design and sell web pages to resources listed on our site as well as offer banner and box advertisements to senior service providers. The 12 categories of senior resources represented on our web site include:

°	Adult day care;
°	Alzheimer‘s care;
°	Banking;
°	Care management;
°	Funeral services;
°	Health care;
°	Hospice care;
°	Housing, including retirement, assisted living and skilled nursing;
°	Rehabilitation;
°	Senior Centers; and
°	Travel Services.

Our web site provides a comprehensive listing of senior service providers by geographic location, allowing users to access information in an expeditious and efficient manner. In each city, we list the senior services by category. We have designed our site to allow users access to information from a variety of companies offering the same service. We have developed our current network of senior service providers with the assistance of local agencies serving senior citizens, through telephone listings and other web sites. To provide a streamlined site, we have elected not to offer such extraneous items as chat rooms and advertisements unrelated to senior services.

We generate revenue through the sale of web pages to providers of senior services. After we develop a list of senior resources in a particular geographical area for the web site, we contact the providers and offer them the opportunity to attach a web page on our site to their listing. The web page provides them the opportunity to introduce sales and marketing material to prospective clients. A customer must become a subscriber and pay a monthly fee to have a link from our web site. If they already have a web site, we can include a link from their web page on our site to their web site. Even though the customer may already have a web site, having a listing on a senior resource network (such as Senior-Inet) improves their exposure. If the senior service provider elects to purchase a web page, we enter into a 12-month contract with the provider that includes the initial design cost of the web page and a monthly fee for maintenance of the page.

We also offer annual contracts for banner and box advertisements for our home page and each of the community and category pages. To date, we have not sold any advertisements on our site nor do we have any contracts for such advertisements. We have furnished one banner ad on our site to AARP for no charge.

The sale of web pages that we design and maintain for senior service providers listed on our site have accounted for all of our revenues. Currently, we have annual contracts with two assisted living care facilities in Colorado Springs; we do not have contracts with any of the other facilities or services listed on our website. We intend to continue to attempt to increase the number of paying subscribers in the 11 cities in which we now list senior service providers, as well as to increase the number of cities in Colorado for which we provide a listings

We intend to grow the Company slowly using our limited resources. Our growth strategy is to (i) increase the number of cities for which we provide listings, (ii) increase the number of unique visitors to our site and (iii) increase subscriptions from persons or entities that provide services to senior citizens and their families in our marketing areas. Presently, we offer our services in two geographical areas. These two areas include 10 cities in Colorado and Houston, Texas. As our capital resources permit, we plan to expand our listings in these 11 cities and increase the number of cities in Colorado for which we provide listings. We will seek to add eight or ten new annual subscribers during the balance of 2002. The way to grow our business is to increase the number of senior service providers that subscribe for a listing on our site or purchase advertising. We can add eight to ten subscribers without substantially increasing our operating costs. However, when we attempt to expand into additional markets, our operating costs will increase and we will probably incur losses from operations until we have grown revenue to a level well in excess of our marketing and selling expenses. Presently, our monthly cash operating are limited and we expect to increase the number of subscribers without materially increasing our cash expenses. We can give no assurances regarding these plans and you should not expect that we will achieve them. Our future quarterly and annual reports will provide information concerning our achieving these goals.

There are numerous senior-oriented sites on the Internet, including those offering products targeting the senior market, housing information sites, senior chat rooms, senior computer discussion groups, numerous health information sites and sites that provide references to these sites. However, there are, to our knowledge, only a small number of sites on the Internet providing information on more than one type of service targeted to senior citizens and/or in more than one locale. Some of these sites are extensions of a printed state or local business directory for seniors. We are not aware of any web site that provides information on as many types of senior services or is organized by geographic location, as is our site. Thus, we believe that our business of providing resources for senior citizens using the Internet is unique in the areas of Colorado and Houston, Texas (areas we presently service).

While we compete based on the quality and uniqueness of our services and, to a lesser extent, on the basis of price, this strategy may not be successful. Our weaknesses include our under capitalization, shortages of cash, limitations with respect to personnel and our limited technology and other financial resources and our limited customer base and market recognition. By focusing on the Internet, we intend to minimize these weaknesses, as the Internet eliminates the need for central offices and fixed expenses associated with a large marketing staff.

Steve S. Sinohui, the sole executive officer and director and the controlling shareholder of SIN Holdings and the President, the Secretary, the Treasurer and the sole director of Senior-Inet, is employed on a part time basis by both companies. During the next six months, the Company’s President will be the sole sales person for the Company while we attempt to secure at least eight or nine new subscribers. Thereafter, the Company will bring on sales consultants as it is able to support financially such sales people. We plan to engage one sales consultant in early 2003. Mr. Sinohui has background experience that enables him to effectively market our web site and manage the Company. Although Mr. Sinohui has agreed to donate his services to the Company, we intend to compensate Mr. Sinohui with sales commissions on each subscriber he enrolls. The Company plans to pay Mr. Sinohui a commission equal to 20% of the gross annualized contract value from each new subscriber, payable monthly over the term of the subscriber’s agreement with the Company.

Except for part time marketing and sales employees and consultants as needed, we do not intend to employ any individuals other than Mr. Sinohui and Senior-Inet does not anticipate the full time employment of any individuals.

Neither SIN Holdings nor Senior-Inet has any supplemental benefits or incentive arrangements except the Profit Participation Agreement dated December 1, 2000, between Senior-Inet and Mr. Mingus. Although Mr. Mingus is not an employee of the Company, he has agreed to serve as an advisor to the Company. The Company does not compensate Mr. Mingus. Mr. Mingus’ motivation to act as advisor is driven by his desire to see the Company become successful so that he may act under the Profit Participation Agreement. The Profit Participation Agreement provides for Senior-Inet to pay Mr. Mingus the sum of $32,000 in cash upon its realization of gross revenues of at least $400,000 during any consecutive twelve-month period during the three-year term of the agreement through November 30, 2003. At the present time, SIN Holdings has no plans to adopt any supplemental benefits or incentive arrangements and Senior-Inet has no plans to adopt any of these arrangements except as provided for in the Profit Participation Agreement.

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2001 and has not been profitable during the first two quarters of 2002.

Three Month Periods Ended June 30, 2002 And 2001

The Company had $570 in revenue from continuing operations for the three-month period ended June 30, 2002 and revenue of $870 for the same three-month period in 2001. Revenues were lower in the quarter ended June 30, 2002 because the Company had fewer subscribers and did not add any new subscribers during the period. Revenues for the period ended June 30, 2002 were from ongoing subscribers.

General and administrative expenses for the three-month periods ended June 30, 2002 were $7,611 compared to $3,568 for the same period in 2001. Expenses consisted of general corporate administration, rent, Internet service provider and computer expenses, legal and professional expenses and accounting and auditing costs. Increased expenses for the period ended June 30, 2002 were primarily due to increased legal and accounting expenses that resulted from our efforts to register our common stock under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Because of the foregoing factors, the Company realized a net loss of $6,992 for the three months ended June 30, 2002 as compared to net loss of $2,678 for the same period in 2001.

Six Month Periods Ended June 30, 2002 And 2001

For the six months ended June 30, 2002, we realized revenue of $1,340 compared to revenues of $3,130 for the six months ended June 30, 2001. Loss from operations increased and because we incurred accounting and legal fees associated with filing our registration statement on Form 10-SB under the Exchange Act.

Revenues decreased $1,790, or 57%, for the six-month period ended June 30, 2002 compared to the same period in 2001. We had, on average, three fewer subscribers and did not add any new subscribers during the six-month period ended June 30, 2002 compared to the same period in 2001.

General and administrative expenses for the six-month period ended June 30, 2002 were $16,347 compared to $6,518 for the same period in 2001, an increase of approximately 150%. Nearly all the increases in our expenses for the period were due to increased legal and accounting expenses in connection with filing Form 10-SB under the Exchange Act.

As a result of the foregoing factors, the Company realized a net loss for the six-month period ended June 30, 2002 of $14,958 compared to a net loss of $3,273 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002 the Company had assets consisting of $11,668 cash on hand, accounts receivable of $285 and prepaid expenses of $1,239 for total current assets of $13,192. Current liabilities consisted of accounts payable of $2,822, a note payable to a shareholder of $1,500 and unearned revenue of $190 for total current liabilities of $4,512.

The Company believes that its current and anticipated future cash requirements for the next 12 months can be met with the cash on hand and from revenue from current customers. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

Over the next 12 months, we plan to expand our listings in the 11 cities in which we have developed lists and to increase the number of cities in Colorado for which we provide listings of providers of senior services. Initially, Mr. Sinohui will be the sole sales person for the Company. Once the Company has increased the number of subscribers to generate a revenue stream that will support other sales staff, the Company intends to engage the services of outside sales consultants. The Company will provide its consultants with brochures, media kits and laptop computers. We intend to compensate our consultants with a small wage base supplemented by commissions. Additionally we will need to establish strategic relationships with related web sites and portals that can drive senior traffic to our site.

To consummate our business plan, we may need additional capital; however, the Company intends to bootstrap its growth over the next 12 months. Additional capital may be raised through additional private financings as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when we need them, we may be required to curtail our operations. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements needed to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition and could severely threaten our ability as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward –looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities.

On December 14, 2001, the Company commenced an offering of Units pursuant Regulation A promulgated under the Securities Act of 1933. Each Unit had an offering price of $100 and consisted of one three-year promissory note in the principal amount of $94 with simple interest at 10.64% per annum, plus 6,000 shares of common stock offered at par value of $0.001 per share (an aggregate price of $6.00 for the 6,000 shares). The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units from 17 subscribers, for an aggregate of $20,022 in Promissory Notes and 1,278,000 shares of common stock. The maturity date of the promissory notes is three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. Interest on the notes is payable at 10.64% per annum quarterly. The shares of common stock may be transferred separately upon issuance. No underwriter was involved in the offer or sale of the securities in the offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibit 99.1 Certification of President, Secretary and Chief Executive Officer, and Treasurer and Principal Financial Officer, Steve S. Sinohui Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                        SIN HOLDINGS, INC.

Date:           August 14, 2002                                          By /s/ Steve S. Sinohui
                                                                                               Steve S. Sinohui, President