Form 10QSB
period 2002-09-30
SIN HOLDINGS INC
filed 2002-11-13
CIK 1140414

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes   [X]        No    [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, $.001 par value: 7,278,000 shares as of November 12, 2002.

FORM 10-QSB
SIN HOLDINGS, INC.

INDEX

                                                                                   Page
PART I.   Financial Information

          Item 1.  Financial Statements (unaudited)                                 3

          Consolidated Balance Sheets, September 30, 2002 (unaudited)
          and December 31, 2001                                                     3

          Unaudited Consolidated Statements of Operations for the three months
          Ended September 30, 2002 and 2001                                         4

          Unaudited Consolidated Statements of Operations for the nine months
          Ended September 30, 2002 and 2001                                         5

          Unaudited Consolidated Statements of Cash Flows, for the nine months
          ended September 30, 2002 and 2001                                         6

          Item 2.  Management's Discussion and Analysis of Financial
          Condition                                                                 9

          Item 3. Controls and Procedures                                          12

PART II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds                       12

          Item 6.  Exhibits and Reports on Form 8-K                                12

          Signatures                                                               13

          Certifications                                                           14

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SIN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

                                                              September 30,  December 31,
                                                                  2002           2001
                                                              ------------   -----------
                                                               (Unaudited)
                                     ASSETS
Current assets
  Cash .......................................................   $  9,924    $  1,136
  Accounts receivable ........................................        190         190
  Prepaid expenses ...........................................          0          75
                                                                 --------    --------
        Total current assets .................................     10,114       1,401

Long term assets
  Equipment ..................................................        992         992
  Less Accumulated Depreciation ..............................       (604)       (356)
                                                                 --------    --------
        Total long term assets ...............................        388         636

Other assets
  Goodwill (Net of accumulated amortization of $616 and
        $616 for the periods ending December 31, 2001 and
        September 30, 2002, respectively) ....................      5,071       5,071
  Deferred offering costs ....................................       --        17,531
                                                                 --------    --------

        Total other assets ...................................      5,071      22,602

TOTAL ASSETS .................................................   $ 15,573    $ 24,639
                                                                 ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable ...........................................   $  5,756    $  3,429
  Loan from shareholder ......................................      1,500       1,500
  Unearned revenue ...........................................        190         390
                                                                 --------    --------
        Total current liabilities ............................      7,446       5,319
                                                                 --------    --------
Long term liabilities
  Notes Payable ..............................................     20,261        --
                                                                 --------    --------
        Total long term liabilities ..........................     20,261        --
                                                                 --------    --------
Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares
 authorized; 100,000 shares issued or outstanding ............        100         100
  Common stock, par value $0.001, 30,000,000 shares
 authorized; 7,278,000 shares issued and outstanding at
 September 30, 2002 and 6,000,000 shares issued and
  outstanding at December 31, 2001 ...........................      7,278       6,000
  Additional paid-in capital .................................      8,611      20,875
  Accumulated Deficit ........................................    (28,123)     (7,655)
                                                                 --------    --------
        Total stockholders' equity (deficit) .................    (12,134)     19,320
                                                                 --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) .........   $ 15,573    $ 24,639
                                                                 ========    ========

See notes to unaudited consolidated financial statements.

SIN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            For the Three Months Ended
                                                                   September 30,
                                                            --------------------------
                                                                 2002           2001
                                                                 ----           ----

Net Sales ..............................................   $       570    $       870

Cost of Goods Sold .....................................          --             --
                                                           -----------    -----------

Gross Profit ...........................................           570            870

Selling, General and Administrative Expenses ...........         6,322          2,988
                                                           -----------    -----------

Income from Operations .................................        (5,752)        (2,118)

Other Income (Expense)
  Interest Income ......................................            38             17
  Interest Expense .....................................           (80)           (59)
                                                           -----------    -----------

Total Other Income (Expense) ...........................           (42)           (42)
                                                           -----------    -----------

Income (Loss) Before Income Taxes ......................        (5,794)        (2,160)

Income Tax Expense .....................................          --             --
                                                           -----------    -----------

Net Loss ...............................................   $   (5,794)    $    (2,160)
                                                           ===========    ===========

Accumulated Deficit, beginning of period ...............   $   (22,329)   $    (3,674)
                                                           ===========    ===========

Accumulated Deficit, end of period .....................   $   (28,123)   $    (5,834)
                                                           ===========    ===========

Weighted average shares outstanding ....................     7,278,000      6,000,000
                                                           ===========    ===========

Earnings (loss) per share ..............................   $     (0.00)   $     (0.00)
                                                           ===========    ===========

See notes to unaudited consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                For the nine months
                                                                ended September 30,
                                                               ---------------------
                                                                2002           2001
                                                                ----           ----

NET SALES .............................................   $     1,910    $     4,000

COST OF GOODS SOLD ....................................          --             --
                                                          -----------    -----------

GROSS PROFIT ..........................................         1,910          4,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..........        22,386          9,506
                                                          -----------    -----------

INCOME FROM OPERATIONS ................................       (20,476)        (5,506)

OTHER INCOME (EXPENSE)
   Interest income ....................................           126            139
   Interest expense ...................................          (118)           (66)
                                                          -----------    -----------

     Total other income ...............................             8             73
                                                          -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES .....................       (20,468)        (5,433)

Income tax expense ....................................          --             --
                                                          -----------    -----------

NET LOSS ..............................................       (20,468)        (5,433)
                                                          -----------    -----------

ACCUMULATED DEFICIT, beginning of period ..............        (7,655)          (401)
                                                          -----------    -----------

ACCUMULATED DEFICIT, end of period ....................   $   (28,123)   $    (5,834)
                                                          ===========    ===========

Weighted average number of shares outstanding .........     7,043,934      6,000,000
                                                          ===========    ===========

Net income (loss) per common share ....................   $     (0.00)   $     (0.00)
                                                          ===========    ===========

See notes to unaudited consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                            For the nine months
                                                            ended September 30,
                                                            -------------------
                                                             2002         2001
                                                             ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss .........................................   $(20,468)   $ (5,433)
     Adjustments to reconcile net loss to net cash
       Flows from operating activities:
         Amortization .................................          0         426
         Depreciation .................................        248         263
         Rent .........................................        675         675
         Change in:
           Increase in Accounts receivable ............          0        (190)
           Decrease in Prepaid expenses ...............         75           0
           Decrease (Increase) in Deferred
             Offering expenses ........................     17,531     (14,475)
           Increase in Accounts payable ...............      2,327       4,147
           Decrease in Unearned revenue ...............       (200)       (700)
                                                          --------    --------

         Net Cash Flows from in Operating Activities ..        188     (15,287)
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Capital Contributions ..........................       --         8,000
       Proceeds from Notes Payable ....................     20,022        --
       Proceeds from Issuance of Common Stock .........      1,278
       Accrued Interest on Notes Payable ..............        239        --
       Offering Expenses ..............................    (12,939)       --
                                                          --------    --------

     Net Cash Flows from Financing Activities .........      8,600       8,000
                                                          --------    --------

NET INCREASE (DECREASE) IN CASH .......................      8,788      (7,287)

CASH AND CASH EQUIVALENTS
         Beginning of period ..........................      1,136      10,465
                                                          --------    --------

         End of period ................................   $  9,924    $  3,178
                                                          ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
         Income taxes .................................   $   --      $   --
                                                          ========    ========

         Interest .....................................   $   --      $   --
                                                          ========    ========

See notes to unaudited consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

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

In the opinion of Management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results we expect for the full year.

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

Depreciation and Amortization

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 142, “Goodwill and Other Intangible Assets,” which provides, among other things, for the nonamortization of goodwill and intangible assets with indefinite useful lives. The Company adopted FASB Statement No. 142 effective January 1, 2002. Goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment using fair value measurement techniques upon adoption (January 1, 2002) and annually thereafter. The Company will perform its annual impairment review during the fourth quarter each year, commencing in the fourth quarter of 2002.

Income Per Share

Income per share was computed using the weighted average number of shares outstanding during the period.

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items

SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the year ended December 31, 2001 and the nine months ended September 30, 2002, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

NOTE B – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of September 30, 2002, 100,000 shares of the Company’s preferred stock were issued and outstanding.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 (Continued)

Common Stock

During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of September 30, 2002, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

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

In July of 2002, the Company terminated its lease with Stan Mingus, the former owner of Senior-Inet the Proprietorship. The Company moved all equipment that was in Mr. Mingus’ care to its administrative offices which the Company’s sole executive officer, director and shareholder provides at no charge to the Company. For purposes of the financial statements, the Company is accruing $75 per month as additional paid-in capital for this use.

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

Although Mr. Sinohui has agreed to donate his services to the Company, we intend to compensate Mr. Sinohui with sales commissions on each subscriber he enrolls. The Company plans to pay Mr. Sinohui a commission equal to 20% of the gross annualized contract value from each new subscriber, payable monthly over the term of the subscriber’s agreement with the Company. We have not paid any commissions to Mr. Sinohui as of the date of this filing.

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

As discussed in Note A, during the first quarter of 2002, the Company completed its impairment review and determined that goodwill was not impaired.

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

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes. The maturity date of the promissory notes is three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. As of September 30, 2002 accrued interest on these notes totaled approximately $239.

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

ITEM 2. MANAGEMENT‘S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors are discussed under the “Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

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

The sale of web pages that we design and maintain for senior service providers listed on our site have accounted for all of our revenues. Currently, we have annual contracts with two assisted living care facilities in Colorado Springs; we do not have contracts with any of the other facilities or services listed on our website. We intend to continue to attempt to increase the number of paying subscribers in the 11 cities in which we now list senior service providers, as well as to increase the number of cities in Colorado for which we provide listings.

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

Steve S. Sinohui, the sole executive officer and director and the controlling shareholder of SIN Holdings and the President, the Secretary, the Treasurer and the sole director of Senior-Inet, is employed on a part time basis by both companies. Mr. Sinohui has background experience that enables him to effectively market our web site and manage the Company. Although Mr. Sinohui has agreed to donate his services to the Company, we intend to compensate Mr. Sinohui with sales commissions on each subscriber he enrolls. The Company plans to pay Mr. Sinohui a commission equal to 20% of the gross annualized contract value from each new subscriber, payable monthly over the term of the subscriber’s agreement with the Company. In September of 2002, the Company hired an independent sales consultant working on a commission only basis to assist the Company’s President in securing new subscribers.

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2001 and has not been profitable during the first three quarters of 2002.

Three Month Periods Ended September 30, 2002 And 2001

The Company had $570 in revenue from continuing operations for the three-month period ended September 30, 2002 and revenue of $870 for the same three-month period in 2001. Revenues were lower in the quarter ended September 30, 2002 because the Company had fewer subscribers and did not add any new subscribers during the period. Revenues for the period ended September 30, 2002 were from ongoing subscribers.

General and administrative expenses for the three-month periods ended September 30, 2002 were $6,322 compared to $2,988 for the same period in 2001. Expenses consisted of general corporate administration, rent, Internet service provider and computer expenses, legal and professional expenses and accounting and auditing costs. Increased expenses for the period ended September 30, 2002 were primarily due to increased legal expenses that resulted from our efforts to register our common stock under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Because of the foregoing factors, the Company realized a net loss of $5,794 for the three months ended September 30, 2002 as compared to net loss of $2,160 for the same period in 2001.

Nine Month Periods Ended September 30, 2002 And 2001

For the nine months ended September 30, 2002, we realized revenue of $1,910 compared to revenues of $4,000 for the nine months ended September 30, 2001. Loss from operations increased because we incurred accounting and legal fees associated with filing our registration statement on Form 10-SB under the Exchange Act.

Revenues decreased $2,090, or 52%, for the nine-month period ended September 30, 2002 compared to the same period in 2001. We had, on average, three fewer subscribers and did not add any new subscribers during the nine-month period ended September 30, 2002 compared to the same period in 2001.

General and administrative expenses for the nine-month period ended September 30, 2002 were $22,386 compared to $9,506 for the same period in 2001, an increase of approximately 135%. Nearly all the increases in our expenses for the period were due to increased legal and accounting expenses in connection with filing Form 10-SB under the Exchange Act.

As a result of the foregoing factors, the Company realized a net loss for the nine-month period ended September 30, 2002 of $20,468 compared to a net loss of $5,433 for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002 the Company had assets consisting of $9,924 cash on hand and accounts receivable of $190 for total current assets of $10,114. Current liabilities consisted of accounts payable of $5,756, a note payable to a shareholder of $1,500 and unearned revenue of $190 for total current liabilities of $7,446.

The Company believes that its current and anticipated future cash requirements for the next six months can be met with the cash on hand and from revenue from current customers. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

Over the next nine months, we plan to expand our listings in the 11 cities in which we have developed lists and to increase the number of cities in Colorado for which we provide listings of providers of senior services. Mr. Sinohui will be the primary sales person for the Company. The Company intends to engage the services of outside sales consultants to assist Mr. Sinohui in growing its subscriber base. In September of 2002, we hired one outside sales consultant to work on a commission only basis. We plan to bring on additional sales agents as needed. Once the Company increases its subscriber base, we intend to compensate our consultants with a small wage base supplemented by commissions. Additionally we will need to establish strategic relationships with related web sites and portals that can drive senior traffic to our site.

To consummate our business plan, we may need additional capital; however, the Company intends to bootstrap its growth over the next nine months. Additional capital may be raised through additional private financings as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when we need them, we may be required to curtail our operations. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements needed to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition and could severely threaten our ability as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward –looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities.

On December 14, 2001, the Company commenced an offering of Units pursuant to Regulation A promulgated under the Securities Act of 1933. Each Unit had an offering price of $100 and consisted of one three-year promissory note in the principal amount of $94 with simple interest at 10.64% per annum, plus 6,000 shares of common stock offered at par value of $0.001 per share (an aggregate price of $6.00 for the 6,000 shares). The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units from 17 subscribers, for an aggregate of $20,022 in Promissory Notes and 1,278,000 shares of common stock. The maturity date of the promissory notes is three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. Interest on the notes is payable at 10.64% per annum quarterly. The shares of common stock may be transferred separately upon issuance. No underwriter was involved in the offer or sale of the securities in the offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits: No exhibits are included with this quarterly report on Form 10-QSB.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                        SIN HOLDINGS, INC.

Date:           November 12, 2002                                       By /s/ Steve S. Sinohui
                                                                                               Steve S. Sinohui, President

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steve S. Sinohui, Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 USC § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SIN Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Steve S. Sinohui Steve S. Sinohui, Chief Executive Officer and Chief Financial Officer

Date: November 12, 2002