Form 10KSB
period 2002-12-31
SIN HOLDINGS INC
filed 2003-03-25
CIK 1140414

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-49752

SIN Holdings, Inc.
(Exact name of small business issuer in its charter)

                                                              Colorado                                                                                              84-1570556
                                                 (State of incorporation)                                                                (I.R.S. Employer Identification No.)

3225 S. Garrison, Unit 21, Lakewood, Colorado 80227
(Address of principal executive offices)

(303) 763-7307
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the Company as of February 14, 2003: Common Stock, par value $0.001 per share — $1,278. As of February 14, 2003, the Company had 7,278,000 shares of common stock issued and outstanding.

FORM 10-KSB
SIN HOLDINGS, INC.
INDEX

Page

PART I.
          Item 1.  Description of Business                                          3

          Item 2.  Description of Property                                          8

          Item 3.  Legal Proceedings                                                8

          Item 4.  Submission of Matters to a Vote of Security Holders              8

PART II.

          Item 5.  Market for Common Equity and Related Stockholder Matters         8

          Item 6.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                              9

          Item 7.  Financial Statements                                            10

          Item 8.  Changes in and Disagreements with Accounts and Accounting
                   And Financial Disclosure                                        10

PART III.

          Item 9.  Directors, Executive Officers, Promoters and Control
                   Persons; Compliance with Section 16(a) of the Exchange Act      10

          Item 10. Executive Compensation                                          11

          Item 11. Security Ownership of Certain Beneficial Owners and
                   Management                                                      11

          Item 12. Certain Relationships and Related Transactions                  12

          Item 13. Exhibits and Reports on Form 8-K                                12

          Item 14. Controls and Procedures                                         12

          Financial Statements pages                                       F-1 to F-8

          Signatures                                                               14

          Certifications                                                           15

PART I.

Item 1. Description of Business

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

Presently, our services are limited to publishing listings of senior resource providers in 11 cities – ten of which are in Colorado and Houston, Texas. We design and sell web pages to resources listed on our site as well as offer banner and box advertisements to senior service providers. The 12 categories of senior resources represented on our web site include

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

The sale of web pages that we design and maintain for senior service providers listed on our site have accounted for all of our revenues. Currently, we have an annual contract with one assisted living care facility in Colorado Springs and one six-month contract with an assisted living facility in Denver; we do not have contracts with any of the other facilities or services listed on our website. We intend to continue to attempt to increase the number of paying subscribers in the 11 cities in which we now list senior service providers, as well as to increase the number of cities in Colorado for which we provide listings.

We intend to grow the Company slowly using our limited resources. Our growth strategy is to (i) increase the number of cities for which we provide listings, (ii) increase the number of unique visitors to our site and (iii) increase subscriptions from persons or entities that provide services to senior citizens and their families in our marketing areas. Presently, we offer our services in two geographical areas. These two areas include 10 cities in Colorado and Houston, Texas. As our capital resources permit, we plan to expand our listings in these 11 cities and increase the number of cities in Colorado for which we provide listings. We will seek to add eight or ten new annual subscribers during 2003. The way to grow our business is to increase the number of senior service providers that subscribe for a listing on our site or purchase advertising. We can add eight to ten subscribers without substantially increasing our operating costs. However, when we attempt to expand into additional markets, our operating costs will increase and we will probably incur losses from operations until we have grown revenue to a level well in excess of our marketing and selling expenses. Presently, our monthly cash operating are limited and we expect to increase the number of subscribers without materially increasing our cash expenses. We can give no assurances regarding these plans and you should not expect that we will achieve them.

Competition

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

While we compete based on the quality and uniqueness of our services and, to a lesser extent, on the basis of price, this strategy may not be successful. Our weaknesses include our under capitalization, shortages of cash, limitations with respect to personnel, our limited technology and other financial resources and our limited customer base and market recognition. By focusing on the Internet, we intend to minimize these weaknesses, as the Internet eliminates the need for central offices and fixed expenses associated with a large marketing staff.

Strategy

Our growth strategy is to (i) increase the number of cities for which we provide listings, (ii) increase the number of unique visitors to our site, and (iii) increase subscriptions from persons or entities that provide services to senior citizens and their families in our marketing areas. Presently, we offer our services in two geographical areas. These two areas include 10 cities in Colorado and Houston, Texas. As our capital resources permit, we plan to expand our listings in these 11 cities and increase the number of cities in Colorado for which we provide listings.

During the next six months, the Company’s President will be the sole sales person for the Company while we attempt to secure at least eight or nine new subscribers. Thereafter, the Company will bring on commissioned sales consultants as it is able to support financially such sales people. We plan to engage one sales consultant in mid-2003.

To expand our listings in each city we list, the Company’s president first will develop lists of senior resource providers in these areas. Then, he will contact the providers and offer them the opportunity to purchase a web page on our site and increase their exposure to a wider spread audience. The Company will provide brochures and media kits. During sales calls, we will use laptop computers to connect to the Internet and provide a tour through our site emphasizing the logical organization and colorful and well laid out pages of other providers already listed on our site. The Company believes that once potential customers see our site, closing the sale will be enhanced. We presently have limited cash resources, so our marketing and sales activities will be limited. Although Mr. Sinohui has agreed to donate his services to the Company, we intend to compensate Mr. Sinohui with sales commissions on each subscriber he enrolls.

Marketing Strategy

Our primary method of marketing our site and driving traffic will be to forge relationships with senior service providers who have an online presence. We intend to seek strategic relationships with related web sites and portals that can drive senior traffic to our site. These entities would include such well-known sites as, but are not limited to, America OnLine, American Association of Retired Persons, National Counsel of Senior Citizens, SeniorCom, Senior-Site.com, Government Guide – Assistance for Seniors, the Senior Citizen’s Bureau, the Senior Citizens League, SeniorNet and Ages and Stages Community. We intend to perform a bi-weekly update of our web address and related keywords and phrases on each of the Internet search engines that includes our site in its search capabilities. Additionally, we plan to place quarterly advertisements in magazines that reach our target market.

Subsidiary

SIN Holdings has one wholly owned subsidiary, Senior-Inet, which was incorporated in the State of Colorado on November 27, 2000, also the date of SIN Holdings’ organization. We conduct all of our operations through Senior-Inet, including the maintenance and operation of our web site located at www.senior-inet.com. On December 1, 2000, Senior-Inet, Inc. acquired all of the assets of a sole proprietorship (the “Proprietorship”), also named “Senior-Inet,” for $5,000 in cash and the assumption of certain liabilities. Stan Mingus owned and operated the Proprietorship from May 1, 1996, until its acquisition by Senior-Inet, Inc. At the time of purchase, we entered into a Profit Participation Agreement with Stan Mingus, the seller. The Profit Participation Agreement provides for Senior-Inet to pay Mr. Mingus the sum of $32,000 in cash upon our realization of gross revenues of at least $400,000 during any consecutive 12-month period during the three-year term of the agreement through November 30, 2003.

Employees

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

Proprietary Information

Our Intellectual Property includes our web site, web site organization, our domain name and the name, Senior-Inet. We have not filed an application to secure registration for our trademark, “Senior-Inet,” in the United States or any other country, nor do we have any patents, trademark applications or copyrights pending.

We expended no funds for research and development during our last fiscal year ended December 31, 2002, and we do not expect to incur any expenses for research and development this year.

Risk Factors

The Company’s business is subject to many risk factors, including the following:

We Have Realized Very Limited Revenues and Earnings To Date and We May Not Be Able to Achieve Meaningful Revenues or Earnings in the Future. Senior-Inet has been operational since December 1, 2000 and we have yet to achieve meaningful revenue and earnings. SIN Holdings and Senior-Inet, together, realized revenues of $2,670 for the year ended December 31, 2002 and $4,870 for the year ended December 31, 2001. We had a net loss of $23,822 for the year ended December 31, 2002 and a net loss of $7,254 for the year ended December 31, 2001. There can be no assurance that we will realize a meaningful increase in our revenues or earnings in the future from providing a database of resources for senior citizens on the Internet.

We Have Limited Assets and Working Capital and Minimal Shareholders’ Equity, and We May Not Be Able to Continue in Operation without the Infusion of Additional Capital. As of December 31, 2002, we had total assets of $10,697, including $4,466 in cash and cash equivalents and $5,071 of intangible assets net of accumulated amortization. Our total shareholders’ equity was ($15,263) as of December 31, 2002. Accordingly, we have very limited assets, including working capital and financial resources. Our financial condition may not improve.

We Expect to Continue to Incur Losses Through the First Half of 2003. We have achieved limited revenue from operations and have incurred losses during 2001 and 2002. We may not obtain sufficient user traffic or a sufficient number of subscribers or orders for web pages to be linked to our website, or other revenue-producing advertising to generate sufficient revenue to operate profitably. Our selling, general and administrative expenses increased approximately $12,553 during 2002, compared to the year earlier period. We do not anticipate our operating expenses increasing during 2003. However, we expect to incur operating losses through the first half of 2003, and possibly longer, and that our losses may grow unless we increase our revenue from levels we have experienced in 2002.

Because We May Need to Raise Additional Funds and These Funds May Not Be Available to Us When We Need Them, We May Need to Change Our Business Plan, Sell or Merge Our Business or Face Bankruptcy. On February 19, 2002, the Company closed an offering of Units each consisting of one three-year promissory note in the principal amount of $94 with simple interest at 10.64% per annum, plus 6,000 shares of common stock offered at par value of $0.001 per share (an aggregate price of $6.00 for the 6,000 shares and $100 for each Unit). The Company received total proceeds of $21,300. This offering provided the Company with sufficient capital to operate for 12 months while we attempted to add subscribers and increase our cash flow. The Company will require additional capital to add sufficient subscribers to develop cash flow. Additional capital may not be available to us on favorable terms when required, or at all. Whether or not this additional financing is available to us, we plan to utilize the part time services of our president to market to potential customers and gradually increase the subscriber base, sell or merge our business or face bankruptcy. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing shareholders and our issuance of debt securities could increase the risk or perceived risk of our company.

We Do Not Expect to Increase Our Revenues and Earnings Significantly Until We Obtain Orders for Web Sites and Advertisements from Senior Service Providers. Our services are presently limited to selling and developing advertisements and web sites that are linked to our network of providers of senior services of 12 different types of services in two geographical areas. These two areas include 10 cities in Colorado and Houston, Texas. Over the next 12 months, we plan to expand our listings to include additional cities throughout Colorado. We also plan to increase the number of service providers in each city we currently list. We do not expect to increase our revenues or earnings significantly until we increase the number of subscribers to our services.

We May Have to Pay Stan Mingus Pursuant to a Profit Participation Agreement at a Time When Our Cash Resources are Inadequate. On December 1, 2000, the Company entered into a Profit Participation Agreement with Stan Mingus, the seller. The Profit Participation Agreement provides for Senior-Inet to pay Mr. Mingus the sum of $32,000 in cash upon our realization of gross revenues of at least $400,000 during any consecutive 12-month period during the three-year term of the agreement through November 30, 2003. The Company may have to pay Mr. Mingus $32,000 at a time when its cash resources are insufficient to make such payment and provide operating capital for the Company at the same time. If such event should occur, the Company may experience a cash shortage that may impair its operations.

We Must Enter into Strategic Relationships to Help Promote Our Web Site and, If We Fail to Develop, Maintain or Enhance These Relationships, We May Not Be Able to Attract and Retain Customers, Generate Adequate Traffic to Our Web Site, Build Our Senior-Inet Brand and Enhance Our Sales and Marketing Capabilities. We believe that our ability to attract customers, generate traffic to our website, facilitate broad market acceptance of our services and the Senior-Inet brand and enhance our sales and marketing capabilities depends on our ability to develop and maintain strategic relationships with related web sites and portals that can drive customer traffic to our website. If we are unsuccessful in developing or maintaining these relationships, or if these relationships do not assist us in attracting or retaining customers, it may be difficult to grow our business. Presently, we link to web sites of others who may be of interest to seniors, although not all of these sites reciprocate by offering links to our site. We may be unable to achieve reciprocal arrangements from such sites in the future.

The Success of Our Business Depends on Selling Web Pages and Access to Our Web Site to a Large Number of Providers of Senior Services That Are Listed on Our Online Database. While we believe, we are not certain, that the use of the Internet as our primary marketing device will enable us to develop a customer base more quickly and cost-effectively than the employment of traditional marketing methods involving a sizable sales staff and advertising. As a company that established its Internet site featuring a network of senior service providers in only two geographic areas, we lack recognition in the market. Our success depends on attracting a large number of senior service providers that advertise in the traditional media, and persuading them to advertise on our site by purchasing a web site linked to our database and/or banner or box advertisements. Our success is dependent on ensuring that these customers remain loyal long-term customers. In addition to persuading senior service providers to purchase web sites and advertising, we must generate adequate traffic to our web site so that our customers will realize a benefit from linking and advertising with us. We cannot be certain that our customers will accept our online solution over those offered by our competitors. If we fail to persuade providers of senior resources to advertise online or our competitors are more successful in achieving sales, then our revenues will continue to suffer. Furthermore, we may be required to incur higher and more sustained advertising and promotional expenditures than we currently anticipate to drive traffic to our web site. As a result, we may not be able to achieve or sustain profitability.

Competition from Traditional and Online Providers of Senior Resource Information May Result in Price Reductions and Decreased Demand for Advertising on Our Web Site. We currently or potentially compete with a variety of companies located in the United States that provide a directory of senior resources. Many of these companies are established and have greater financial, technical, marketing and other resources. Additionally, many of these organizations have proven operating histories, which we lack. Our competitors include printed directories containing listings of providers of senior services and various web sites, including web sites that focus primarily upon housing, health care or finance for the elderly, or a combination of these topics. We believe that there will be an increasing number of online providers of databases of senior resources. While we expect to compete on the basis of the quality and uniqueness of our services and, to a lesser extent, on the basis of price, this strategy may not be successful. Additionally, while most online competitors feature providers of only one general type of senior service, we feature a wide array of senior resources.

We May Be Unable to Adequately Protect or Enforce Our Intellectual Property Rights, Which May Have a Detrimental Effect on Our Business. Our Intellectual Property includes the look and feel of our web site, web site organization, our domain name and the name, Senior-Inet. We have not filed an application to secure registration for our trademark, “Senior-Inet,” in the United States or any other country, nor do we have any patents or copyrights pending. Any encroachment upon our proprietary information, the unauthorized use of our trademark, the use of a similar name by a competing company or a lawsuit initiated against us for our infringement upon another company’s proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business.

Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse proceeding could result in substantial costs and diversion of resources and would seriously harm our business and operating results. Finally, if we expand our database internationally, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

It is possible that third parties may claim infringement by us with respect to past, current or future technologies, although we do not expect any such claims. We expect that participants in our markets will be subject increasingly to infringement claims as the number of services and competitors in our industry segment grows. Any claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all.

We Face the Risk of Systems Interruptions and Capacity Constraints on Our Web Site, Possibly Resulting in Losses of Revenue, Erosion of Customer Trust and Adverse Publicity. The availability, reliability and satisfactory performance of our web site are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service. We had a three-day service interruption in May of 2002 when our host was unable to deliver service. Since then, we have moved our site to another host, Software and Solutions. Any future systems interruption that results in the unavailability of our web site could result in negative publicity and reduce the volume of web pages and advertising sold, which could negatively affect our revenues. We may experience temporary system interruptions in the future for a variety of reasons, including power failures and software bugs. We may not be able to correct a problem in a timely manner because of our dependence on outside consultants for the implementation of certain aspects of our system. Because some of the reasons for a systems interruption may be outside our control, we also may not be able to remedy the problem quickly or at all. To the extent that customer traffic grows substantially, we will need to expand the capacity of our systems to accommodate a larger number of visitors. Any inability to scale our systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment or delays in reporting accurate financial information. We are not certain that we will be able to project the rate or timing of increases, if any, in the use of our web site accurately or in a timely manner to permit us to upgrade effectively and expand our transaction-processing systems or to integrate smoothly any newly developed or purchased modules with our existing systems.

Our Systems and Operations, and Those of Our Customers, Are Vulnerable to Natural Disasters and Other Unexpected Problems, Which Could Reduce Customer Satisfaction and Traffic to Our Web Site and Harm Our Sales. Substantially all of our computer and communications hardware and our systems infrastructure are hosted at a facility in Colorado Springs, Colorado. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure and similar events. In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions that could lead to interruptions, delays, loss of data or the inability to sell and develop advertising and web pages to be linked to our network of providers of senior resources. Currently, we do not have fully redundant systems or a formal disaster recovery plan and do not carry business interruption insurance to compensate for losses that may occur. Our customers also face these risks. We also depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages. Any system delays or failure or loss of data, whatever the cause, could reduce customer satisfaction with our applications and services and the number of visits to our website and harm our sales of web sites and advertising to senior service providers. A significant barrier to online communications is the secure transmission of confidential information over public networks, and our failure to prevent security breaches could harm our business. Currently, a significant number of our users provide the senior service providers listed on our web site and us with personal information. The service providers rely on encryption and authentication technology to effect secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by the service providers to protect customer data. Any compromise of their security could harm our reputation and expose us to a risk of loss or litigation and possible liability and, therefore, harm our business. In addition, a person who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations. To date, we have had no security breaches.

The Limited Time Commitment or the Loss of the Services of Steve S. Sinohui, the Sole Executive Officer and Director of SIN Holdings and the Sole Director and an Executive Officer of Senior-Inet, Could Have a Negative Impact on Our Business. We have no personnel except Steve S. Sinohui, President, Secretary, Treasurer and the sole director of SIN Holdings and Senior-Inet. Mr. Sinohui is employed by SIN Holdings and Senior-Inet on a part- time basis. Mr. Sinohui will devote approximately 30% of his time and effort to the Company. For the foreseeable future, we have no plans to employ any management personnel in addition to Mr. Sinohui. Mr. Sinohui could leave without prior notice since he has no employment contract with the Company. If we lose the services of Mr. Sinohui, our business could be harmed seriously. We do not have "key person" life insurance policies covering Mr. Sinohui. Although Mr. Sinohui is associated with other firms involved in a range of business activities, we do not anticipate that there will be any conflicts of interest with regards to his performance of Company.

Item 2. Description of Property

Neither SIN Holdings nor Senior-Inet presently owns any real property. SIN Holdings maintains its offices at the residence of Steven Sinohui, the sole executive officer, director and controlling shareholder, located at 3225 South Garrison Street, Unit #21, Lakewood, Colorado 80227. We have verbal arrangements with Mr. Sinohui to use his residence free of charge for the foreseeable future, although this arrangement might not be legally enforceable. The space that SIN Holdings and Senior-Inet currently occupies is expected to be adequate to meet our foreseeable future needs. We own personal property (equipment) valued, at historical cost, at a total of $992.

Item 3. Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No items have been submitted to a vote of security holders in the past year.

PART II

Item 1. Market for Common Equity and Related Stockholder Matters

There is no trading market for the Company’s common stock at present and there has been no trading market to date. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after-market for the Company’s securities. There is no assurance that a trading market will ever develop or, if such market does develop, that it will continue.

                a.Market Price. The Company’s common stock is not quoted at the present time.

                b.Holders. There are 18 holders of the Company’s common stock. On November 29, 2000, the Company issued 6,000,000 of its common shares for $6,000 and 100,000 shares of its preferred stock for $9,000 to one holder — Desert Bloom Investments, Inc. The 6,000,000 shares of the Company’s common stock and the 100,000 shares of the Company’s preferred stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

On February 19, 2002 the Company completed an offering. We issued 1,278,000 shares of common stock to 17 persons. The shares of common stock may be transferred separately upon issuance.

As of the date of this report, all outstanding shares may be transferred, including 6,000,000 shares of the Company’s common stock that are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations in Rule 144. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three moth period a number of shares which does not exceed the greater of one percent of the then outstanding common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been, for the preceding three months, an affiliate of the Company. Accordingly, the aggregate 6,000,000 shares of common stock owned of record and beneficially by Desert Bloom Investments became available for resale under Rule 144 commencing November 29, 2001, a period of one year from the date of their purchase from SIN Holdings. Transfers and resales of the shares of common stock will be subject, in addition to the federal securities laws, to the “Blue Sky” laws of each state in which the transfer or resale occurs.

                c. Dividends. The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

                d. Transfer Agent. The transfer agent and registrar for the Company's common stock is Corporate Stock Transfer, 3200 Cherry Creek South Drive, Denver, Colorado 80209, telephone number (303) 282-4800.

Item 6. Management’s Discussion and Analysis of Plan of Operations

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

The following discussion should be read in conjunction with the Company’s financial statements and notes thereto contained elsewhere in this report.

Results of Operations

The Company was not profitable during the year ended December 31, 2002 and was not profitable during 2001.

Fiscal 2002 Compared with Fiscal 2001

The Company had $2,670 in revenue from continuing operations for the year ended December 31, 2002 and revenue of $4,870 for the year ended December 31, 2001. Revenues were lower in the year ended December 31, 2002 because the Company lost more subscribers than it added during the period.

General and administrative expenses for the year ended December 31, 2002 were $24,649 compared to $12,096 for 2001. Expenses consisted of general corporate administration, rent, Internet service provider and computer expenses, legal and professional expenses and accounting and auditing costs. Increased expenses for the year ended December 31, 2002 were primarily due to increased legal expenses that resulted from our efforts to register our common stock under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Because of the foregoing factors, the Company realized a net loss of $23,822 for the year ended December 31, 2002 as compared to net loss of $7,254 for 2001.

Liquidity and Capital Resources

At December 31, 2002 the Company had assets consisting of $4,466 cash on hand and accounts receivable of $855 for total current assets of $5,321. Current liabilities consisted of accounts payable of $3,092, a note payable to a shareholder of $1,500 and unearned revenue of $570 for total current liabilities of $5,162.

The Company believes that its current and anticipated future cash requirements for the next three months can be met with the cash on hand and from revenue from current customers. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

Over the next 12 months, we plan to expand our listings in the 11 cities in which we have developed lists and to increase the number of cities in Colorado for which we provide listings of providers of senior services. Mr. Sinohui will be the primary sales person for the Company. We plan to bring on commissioned sales agents as needed. Once the Company increases its subscriber base, we intend to compensate our consultants with a small wage base supplemented by commissions. Additionally we will need to establish strategic relationships with related web sites and portals that can drive senior traffic to our site.

To consummate our business plan, we may need additional capital; however, the Company intends to bootstrap its growth over the next three months. Additional capital may be raised through additional private financings as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when we need them, we may be required to curtail our operations. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements needed to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition and could severely threaten our ability as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward –looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

The Company’s President, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

Item 7. Financial Statements

Financial statements for the years ended December 31, 2002 and 2001 are presented in a separate section of this report following Section 14.

Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and officers of the Company are as follows:

Name	Age	Position
Steve S. Sinohui	54	President, Secretary and
		Treasurer of SIN Holdings,
		Inc., and Senior-Inet, Inc.

The above listed officer and director will serve until the next annual meeting of the shareholders or until his death, resignation, retirement, removal or disqualification, or until his successors have been duly elected and qualified. Vacancies in the Board are filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board.

Background

Steve S. Sinohui has served as the President, the Treasurer, the Secretary and a director of SIN Holdings and Senior-Inet since the inception of both companies on November 27, 2000. Since 1994, Mr. Sinohui has served as a broker for Urban Companies, a Lakewood, Colorado, corporation, where he is involved in locating and securing commercial real estate opportunities, listing and selling residential and commercial real estate and property management. From 1989 to 1994, Mr. Sinohui served as a project manager for ATMA, Inc., a distributor of medical supplies, where he supervised and directed the physical inventory and asset management of capital equipment, evaluated and supervised the development and implementation of computer programs and equipment, including database and inventory management software and equipment, and managed over 80 multiple-site, inventory personnel. From 1983 to 1987, Mr. Sinohui served as the Vice President of Marketing for the National OTC Stock Journal, a national finance newspaper, which covered the over-the-counter stock market. During his tenure with the National OTC Stock Journal, Mr. Sinohui developed a marketing and promotional program, which included long-term advertising campaigns for national and international clients. Mr. Sinohui also planned, organized and developed sales for three national financial trade shows, which were teleconferenced to over twenty cities. The trade shows presented a format for investors to interact with executive officers of publicly-held companies from the United States, Canada and Europe. Mr. Sinohui attended Phoenix College, Phoenix, Arizona, with a curriculum in broadcasting and journalism, from 1966 to 1969.

Conflicts of Interest

Steve Sinohui is associated with other firms involved in a range of business activities, none of which are in the general business area of the Company. Consequently, there are potential conflicts for his services in his acting as officer and director of the Company while he has other business obligations. Mr. Sinohui plans to spend only approximately 30% of his time on the business and affairs of the Company.

Mr. Sinohui in the future may become shareholder, officer or director of other companies that may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to Mr. Sinohui acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of Mr. Sinohui in the performance of his duties or otherwise. The Company does not have a right of first refusal pertaining to opportunities that come to Mr. Sinohui’s attention insofar as such opportunities may relate to the Company’s proposed business operations.

Mr. Sinohui is, so long as he is an officer or director of SIN Holdings and Senior-Inet, subject to the restriction that all opportunities contemplated by our plan of operation which come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and to the companies that he is affiliated with on an equal basis. A breach of this requirement will be a breach of his fiduciary duties to us. If both SIN Holdings and the companies in which Mr. Sinohui is affiliated with desire to take advantage of an opportunity, then Mr. Sinohui would abstain from negotiating and voting upon the opportunity. However, Mr. Sinohui or other entities with which he is affiliated may take advantage of the business opportunities if we decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to conflicts or similar transactions.

Compliance with Section 16(a) of the Exchange Act

There are no known deficiencies of applicable obligations under Section 16(a) of the Exchange Act by any Officer, Director, or person holding more than 10% of our outstanding common stock.

Item 10. Executive Compensation

The Company’s officer and director currently does not receive any compensation for his services rendered unto the Company, nor has he received compensation in the past. Mr. Sinohui has agreed to act as President without compensation until authorized by the Board, which is not expected to occur until the Company has generated revenues from operations. However, the Company does plan to pay Mr. Sinohui a commission equal to 20% of the gross annualized contract value from each new subscriber, payable monthly over the term of the subscriber’s agreement with the Company. As of the date of this registration statement, the Company has limited funds available to pay directors. Further, Mr. Sinohui is not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option, insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management

             The table below lists the beneficial ownership of the Company’s voting securities by each person know by the Company to be the beneficial owner of more than 5% of such securities, with the address of such person, as well as the securities of the Company beneficially owned by all directors and officers of the Company. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Common	Desert Bloom Investments	6,000,000		82.44%
	3225 S. Garrison
	Unit 21
	Lakewood, CO 80227

Preferred	Desert Bloom Investments	100,000		100.00%
	3225 S. Garrison
	Unit 21
	Lakewood, CO 80227

Common	Steve Sinohui	6,000,000	(1)	82.44%

Preferred	Steve Sinohui	100,000	(1)	100.00%

_____________________

(1)

Desert Bloom Investments owns 6,000,000 shares of the 7,278,000 shares of issued and outstanding common stock and 100,000 (100%) shares of preferred stock of SIN Holdings. Steve Sinohui, the sole executive officer and director of SIN Holdings and Senior-Inet, is the sole shareholder and officer and director of Desert Bloom Investments, a Colorado corporation.

The balance of the Company’s outstanding stock is held by 17 persons.

Item 12. Certain Relationships and Related Transactions

On December 1, 2000, Senior-Inet acquired all of the assets of a sole proprietorship, also named "Senior-Inet," for $5,000 in cash and the assumption of certain liabilities. The transaction was accounted for using the purchase method, with the excess of the purchase price over the fair value of the assets acquired recorded as goodwill. Stan Mingus owned and operated the Proprietorship from May 1, 1996, until its acquisition by Senior-Inet on December 1, 2000.

Senior-Inet is a party to the Business Purchase Agreement dated December 1, 2000, with Stan Mingus, pursuant to which we acquired all the assets of "Senior-Inet," a sole proprietorship, for $5,000 in cash and the assumption of certain liabilities. As additional consideration for the purchase of the assets of the Proprietorship, we entered into the Profit Participation Agreement dated December 1, 2000, with Mr. Mingus, pursuant to which we agreed to pay him $32,000 in cash if the gross revenues of Senior-Inet exceed $400,000 in any consecutive 12-month period during the term of the agreement. The term of the Profit Participation Agreement is a three-year period terminating on November 30, 2003.

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

Item 13. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

3.1	Articles of Incorporation*
3.2	Bylaws*
10.1	Business Purchase Agreement*
10.2	Profit Participation Agreement*
21	Subsidiaries of the Registrant*
99.1	Certification of CEO and CFO

*Incorporated by reference to similar exhibits to amendment no 4 to Form 10-SB filed October 28, 2002.

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the year ended December 31, 2002.

Item 14. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer who is also the principal accounting officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, he has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the company (including consolidated subsidiaries) required to be included in reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

FORM 10-KSB
SIN HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS

Page

Independent Auditor’s Report	F-1

Consolidated Balance Sheet for the Years Ended December 31, 2002 and 2001	F-2

Consolidated Income Statement for the Years Ended December 31, 2002 and 2001	F-3

Statement Of Stockholders’ Equity for the Years Ended December 31, 2002 and 2001	F-4

Consolidated Statement of Cash Flows for the Years Ended December 31, 2002 and 2001	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
SIN Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of SIN Holdings, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated income statements, statement of stockholder’s equity, and statements of cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SIN Holdings, Inc. and Subsidiary as of December 31, 2002 and 2001, and the consolidated results of its operations, its changes in stockholder’s equity, and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado
March 11, 2003

/s/ COMISKEY & COMPANY
PROFESSIONAL CORPORATION

SIN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001
ASSETS

Current assets
Cash and Cash Equivalents	$ 4,466	$ 1,136
Accounts receivable - web subscriptions	855	190
Prepaid expenses	0	75

Total current assets	5,321	1,401
Long term assets
Equipment	992	992
Less Accumulated Depreciation	(687)	(356)

Total long term assets	305	636
Other assets
Goodwill (Net of accumulated amortization of $616
for the period ending December 31, 2002)	5,071	5,071
Deferred costs of offering	--	17,531

Total other assets	5,071	22,602
TOTAL ASSETS	$ 10,697	$ 24,639

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$ 3,092	$ 3,429
Loan from shareholder	1,500	1,500
Unearned revenue	570	390

Total current liabilities	5,162	5,319

Long term liabilities
Accrued interest - offering	776	--
Notes Payable	20,022	--

Total long term liabilities	20,798	--

Stockholders' equity
Preferred stock, $0 001 par value, 10,000,000 shares
authorized; 100,000 shares issued and outstanding
at December 31, 2002 and 2001	100	100
Common stock, $0 001 par value, 30,000,000 shares
authorized; 7,278,000 and 6,000,000 shares issued
and outstanding at December 31, 2002 and 2001
respectively	7,278	6,000
Additional paid-in capital	8,836	20,875
Accumulated Deficit	(31,477)	(7,655)

Total stockholders' equity (deficit)	(15,263)	19,320

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 10,697	$ 24,639

     See notes to consolidated financial statements.

SIN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2002	December 31, 2001
REVENUES
Net Subscriptions	$ 2,670	$ 4,870

EXPENSES
Amortization	--	569
Bank service charges	63	80
Computer consulting	300	--
Depreciation	331	331
ISP	1,376	1,418
Licenses and permits	50	140
Miscellaneous	2,578	1
Payroll taxes	--	686
Wages	--	6,003
Professional fees	16,984	579
Rent	1,425	1,800
Telephone	(3)	489
Transfer fees	1,545	--

Operating expenses	24,649	12,096

Loss from Operations	(21,979)	(7,226)
Other Income (Expense)
Interest Expense
Finance Charge	(153)	(167)
Loan Interest	(1,833)	--
Interest Income	143	148

Total Other Income (Expense)	(1,843)	(19)

Net Loss Before Income Taxes	(23,822)	(7,245)
Income Tax Expense	--	(9)

Net Loss	$ (23,822)	$ (7,254)

Net Income Per Share - Basic	$ (000)	$ (000)

Weighted average shares outstanding	7,102,932	6,000,000

     See notes to consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	Common Stock Number of Shares Amount		Preferred Stock Number of Shares Amount		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at
December 31, 2000	6,000,000	$6,000	100,000	$100	$ 8,975	$ (401)	$ 14,674
Shareholder
Contributed Rent	--	--	--	--	900	--	900
Shareholder
Contributed Cash	--	--	--	--	11,000	--	11,000
Net (Loss) for the
year ended
December 31, 2001	--	--	--	--	--	(7,254)	(7,254)

Balance at
December 31, 2001	6,000,000	$6,000	100,000	$100	20,875	$(7,655)	$ 19,320
Shareholder
Contributed Rent	--	--	--	--	900	--	900
Shares issued
For cash	1,278,000	1,278	--	--	--	--	1,278
Stock Issuance
Costs	--	--	--	--	(12,939)	--	(12,939)
Net (loss) for
the year ended
December 31, 2002	--	--	--	--	--	(23,822)	(23,822)

Balance at
December 31, 2002x	7,278,000	$7,278	100,000	$100	$ 8,836	$(31,477)	$(15,263)

     See notes to consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31, 2002	For the year ended December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,822)	$(7,254)
Adjustments to reconcile net loss to net cash
Flows from operating activities:
Amortization	0	569
Depreciation	331	331
Rent	900	900
Change in:
Increase in accounts receivable	(665)	(190)
Increase (decrease) in accounts payable	(337)	4,521
Increase (decrease) in unearned revenue	180	(1,000)
(Increase) Decrease in prepaid expenses	75	(75)
(Increase) decrease in deferred
offering expenses	17,531	(19,131)
Decrease in payroll liabilities	--	(500)

Net Cash Flows from in Operating Activities	(5,807)	(21,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	--	11,000
Proceeds from notes payable	20,022	--
Accrued interest on notes payable	776	--
Loan from shareholder	--	1,500
Offering expenses	(12,939)	--
Proceeds from Issuance of Common Stock	1,278

Net Cash Flows from Financing Activities	9,137	12,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,330	(9,329)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	1,136	10,465

END OF PERIOD	$ 4,466	$ 1,136

     The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Description of Business

SIN Holdings, Inc. (the "Company") was incorporated under the laws of the State of Colorado on November 27, 2000. SIN Holdings, Inc. is 82.44% owned by Desert Bloom Investments, Inc. Desert Bloom Investments, Inc.’s sole shareholder and director is also the sole director of SIN Holdings, Inc. (See Footnote 3).

The Company was founded for the purpose of developing a web site listing the providers of senior resources across the United States by the community in which those services are provided, thus enabling the seeker of these resources to be able to access this information in an easy manner without becoming sidetracked into non-relevant avenues on the World Wide Web.

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

Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. The Company has implemented SFAS 144 for this fiscal year. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

No impairment was recorded in the fiscal year ending December 31, 2002.

Depreciation and Amortization

Depreciation on assets is recorded using the straight-line method over the estimated life of the asset, which is 3 years. The FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which provides, among other things, for the nonamortization of goodwill and intangible assets with indefinite useful lives. The Company adopted SFAS 142 effective January 1, 2002. Goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment using fair value measurement techniques upon adoption (January 1, 2002) and annually thereafter. The Company will perform its annual impairment review during the fourth quarter each year. During the fourth quarter of 2002, the Company completed its impairment review and determined that goodwill was not impaired.

Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

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

Consideration of Other Comprehensive Income Items

SFAF 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the year ended December 31, 2001 and the year ended December 31, 2002, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

NOTE B - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of December 31, 2002, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of December 31, 2002, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

NOTE C - RELATED PARTY TRANSACTIONS

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

The Company’s sole executive officer, director, and shareholder is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $75 per month as additional paid-in capital for this use.

During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President.

During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President.

The Company has an unsecured note payable to Desert Bloom Investments, a shareholder, due on November 30, 2002, unless extended at the option of the shareholder. The Note was extended for one year by the Shareholder and is now due November 30, 2003. The note bears no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

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

NOTE D - INCOME TAXES

The Company has net operating loss carryforwards of approximately $31,104 expiring between the years 2020 and 2022. The tax benefit of these net operating losses, which totals approximately $4,720, has been offset by a full allowance for realization.

NOTE E - CASH PAID FOR INTEREST AND INCOME TAXES

Cash paid for interest and income taxes is as follows:

	2002	2001
Interest payments	$ 1,210	$ 167
Income taxes	$ 0	$ 9
Total	$ 1,210	$ 179

NOTE F - OFFERING OF DEBT AND EQUITY SECURITIES

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

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes. The maturity date of the promissory notes is three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. As of December 31, 2002 accrued interest on these notes totaled approximately $776.

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

                                                                                       SIN HOLDINGS, INC.

Date:           March 24, 2003                                       By /s/ Steve S. Sinohui
                                                                                               Steve S. Sinohui, President

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steve S. Sinohui, Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 USC § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, certify that:

1. I have reviewed this annual report on Form 10-KSB of SIN Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Steve S. Sinohui Steve S. Sinohui, Chief Executive Officer and Chief Financial Officer

Date: March 24, 2003