Form 10QSB
period 2003-03-31
SIN HOLDINGS INC
filed 2003-04-22
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission File Number 000-49752

SIN Holdings, Inc.
(Name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1570556 (IRS Employer Identification No.)

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

Common stock, $.001 par value: 7,278,000 shares as of April 22, 2003.

FORM 10-QSB
SIN HOLDINGS, INC.

INDEX

                                                                                                                                                                                               Page

PART I. Financial Information

Item I. Financial Statements (unaudited)	3
Consolidated Balance Sheets, March 31, 2003 (unaudited)
and December 31, 2002	4
Unaudited Consolidated Statements of Operations for the three months
Ended March 31, 2003 and 2002	5
Unaudited Consolidated Statements of Cash Flows, for the three months
ended March 31, 2003 and 2002	6
Notes to Financial Statements	7
Item II. Management’s Discussion and Analysis of Financial Condition	10
PART II. Other Information
Item 6. Exhibits and Reports on Form 8-K	13
Signatures	13
Certifications	14

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

SIN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (Unaudited)	December 31, 2002
ASSETS
Current assets
Cash	$ 7,326	$ 4,466
Accounts receivable	95	855

Total current assets	7,421	5,321
Long term assets
Equipment	992	992
Less Accumulated Depreciation	(769)	(687)

Total long term assets	223	305
Other assets
Goodwill (Net of accumulated amortization of $616)	5,071	5,071

Total other assets	5,071	5,071
TOTAL ASSETS	$ 12,715	$ 10,697

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 4,176	$ 3,092
Loan from shareholder	6,500	1,500
Unearned revenue	190	570

Total current liabilities	10,866	5,162

Long term liabilities
Notes Payable	21,324	20,798

Total long term liabilities	21,324	20,798

Stockholders’ equity
Preferred stock, par value $0.001, 10,000,000 shares
authorized;100,000 shares issued and outstanding	100	100
Common stock, par value $0.001, 30,000,000 shares
authorized; 7,278,000 shares issued and outstanding at
March 31, 2003 and at December 31, 2002	7,278	7,278
Additional paid-in capital	9,061	8,836
Accumulated Deficit	(35,914)	(31,477)

Total stockholders’ equity (deficit)	(19,475)	(15,263)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 12,715	$ 10,697

See notes to unaudited consolidated financial statements.

SIN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	March 31, 2003	March 31, 2002
REVENUES
Net Subscriptions	$ 665	$ 770

EXPENSES
Bank service charges	10	38
Depreciation	82	83
ISP	300	(34)
Miscellaneous	765	--
Professional fees	2963	7970
Rent	225	450
Telephone	0	(3)
Transfer fees	225	--

Operating expenses	4,570	8,504

Loss from Operations	(3,905)	(7,734)
Other Income (Expense)
Interest Expense
Finance Charge	(5)	(35)
Loan Interest	(531)	(232)
Interest Income	4	35

Total Other Income (Expense)	(532)	(232)

Net Loss Before Income Taxes	(4,437)	(7,966)
Income Tax Expense	--	--

Net Loss	$ (4,437)	$ (7,966)

Accumulated Deficit
Balance, beginning of period	(31,477)	(7,655)

Balance, end of period	(35,914)	(15,621)

Net Income Per Share - Basic	$ (0.00)	$ (0.00)

Weighted average shares outstanding	7,278,000	6,568,000

See notes to unaudited consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,437)	$(7,966)
Adjustments to reconcile net loss to net cash
Flows from operating activities:
Depreciation	82	83
Rent	225	225
Change in:
Decrease in Accounts receivable	760	--
Decrease in Prepaid expenses	--	75
Decrease in Deferred Offering expenses	--	4,392
Increase (Decrease) in Accounts payable	1,084	(3,407)
Increase in Accrued Interest	526	233
Decrease in Unearned revenue	(380)	--

Net Cash Flows from in Operating Activities	(2,140)	(6,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Shareholder	5,000	--
Proceeds from Notes Payable	--	20,022
Proceeds from Issuance of Common Stock	--	1,278

Net Cash Flows from Financing Activities	5,000	21,300

NET INCREASE IN CASH	2,860	14,935
CASH AND CASH EQUIVALENTS
Beginning of period	4,466	1,136

End of period	$ 7,326	$ 16,071

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$ --	$ --

Interest	--	$ --

See notes to unaudited consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

NOTE A — SUMMARY OF ACCOUNTING POLICIES

Management’s Representation of Interim Financial Information

SIN Holdings, Inc. has prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2002.

Description of Business

SIN Holdings, Inc. (the "Company") was incorporated under the laws of the State of Colorado on November 27, 2000. SIN Holdings, Inc. SIN Holdings, Inc. is 82.44% owned by Desert Bloom Investments, Inc. Desert Bloom Investments, Inc.’s sole shareholder and director is also the sole director of SIN Holdings, Inc. (See Footnote C).

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

Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. The Company implemented SFAS 144 in 2002. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 (Continued)

NOTE A — SUMMARY OF ACCOUNTING POLICIES( Continued)

No impairment was recorded in the first quarter ending March 31, 2003.

Depreciation and Amortization

Depreciation on assets is recorded using the straight-line method over the estimated life of the asset (which is three years for the equipment listed on the financial statements of which these notes are a part). The FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which provides, among other things, for the nonamortization of goodwill and intangible assets with indefinite useful lives. The Company adopted SFAS 142 effective January 1, 2002. Goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment using fair value measurement techniques upon adoption (January 1, 2002) and annually thereafter. The Company will perform its annual impairment review during the fourth quarter each year.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that effect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the quarters ended March 31, 2003 and 2002, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

NOTE B – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of March 31, 2003, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 30,000,000 shares of common stock. During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of March 31, 2003, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 (Continued)

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

The Company’s sole executive officer, director, and shareholder is providing office space at no charge to the Company. For purposes of these financial statements, the Company is accruing $75 per month as additional paid-in capital for this use.

The Company has an unsecured note payable to Desert Bloom Investments, a shareholder, due on November 30, 2002, unless extended at the option of the shareholder. The Note was extended for one year by the Shareholder and is now due November 30, 2003. The note bears no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

The Company has a second unsecured note payable to Desert Bloom Investments due March 28, 2004, unless extended at the option of the shareholder. The note bears no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

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

NOTE D – INCOME TAXES

The Company has net operating loss carryforwards of approximately $36,000 expiring between the years 2020 and 2023. The tax benefit of these net operating losses, which totals approximately $5,390, has been offset by a full allowance for realization.

NOTE E – OFFERING OF DEBT AND EQUITY SECURITIES

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

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes. The maturity date of the promissory notes is three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. As of March 31, 2003 accrued interest on these notes totaled approximately $1,302.

The Company incurred a total of $12,939 in professional fees directly related to the offering, which were offset against additional paid in capital.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 (Continued)

NOTE E – OFFERING OF DEBT AND EQUITY SECURITIES

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

Presently, our services are limited to publishing listings of senior resource providers in 11 cities – ten of which are in Colorado and one in Houston, Texas. We design and sell web pages to resources listed on our site as well as offer banner and box advertisements to senior service providers. The 12 categories of senior resources represented on our web site include

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

The sale of web pages that we design and maintain for senior service providers listed on our site have accounted for all of our revenues. Currently, we have an annual contract with one assisted living care facility in Colorado Springs and one six-month contract with an assisted living facility in Denver; we do not have contracts with any of the other facilities or services listed on our website. We expect the assisted living facility in Denver to renew their contract for another six months since they have recognized a benefit to advertising on the Senior-Inet site. We intend to continue to attempt to increase the number of paying subscribers in the 11 cities in which we now list senior service providers, as well as to increase the number of cities in Colorado for which we provide listings.

We intend to grow the Company slowly using our limited resources. Our growth strategy is to (i) increase the number of cities for which we provide listings, (ii) increase the number of unique visitors to our site and (iii) increase subscriptions from persons or entities that provide services to senior citizens and their families in our marketing areas. Presently, we offer our services in two geographical areas. These two areas include 10 cities in Colorado and Houston, Texas. As our capital resources permit, we plan to expand our listings in these 11 cities and increase the number of cities in Colorado for which we provide listings. We will seek to add eight or ten new annual subscribers during 2003. The way to grow our business is to increase the number of senior service providers that subscribe for a listing on our site or purchase advertising. We can add eight to ten subscribers without substantially increasing our operating costs. However, when we attempt to expand into additional markets, our operating costs will increase and we will probably incur losses from operations until we have grown revenue to a level well in excess of our marketing and selling expenses. Presently, our monthly cash operating costs are limited and we expect to increase the number of subscribers without materially increasing our cash expenses. We can give no assurances regarding these plans and you should not expect that we will achieve them.

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

Steve S. Sinohui, the sole executive officer and director and the controlling shareholder of SIN Holdings and the President, the Secretary, the Treasurer and the sole director of Senior-Inet, is employed on a part time basis by both companies. During the next six months, the Company’s President will be the sole sales person for the Company while we attempt to secure at least eight or nine new subscribers. Thereafter, the Company will bring on sales consultants as it is able to support financially such sales people. We plan to engage one sales consultant in the second half of 2003. Mr. Sinohui has background experience that enables him to effectively market our web site and manage the Company. Although Mr. Sinohui has agreed to donate his services to the Company, we intend to compensate Mr. Sinohui with sales commissions on each subscriber he enrolls. The Company plans to pay Mr. Sinohui a commission equal to 20% of the gross annualized contract value from each new subscriber, payable monthly over the term of the subscriber’s agreement with the Company.

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2002 and has not been profitable during the first quarter of 2003.

Three Month Periods Ended March 31, 2003 and 2002

The Company had $665 in revenue from continuing operations for the three-month period ended March 31, 2003 and revenue of $770 for the same three-month period in 2002. Revenues were lower in the quarter ended March 31, 2003 because the Company had one less subscriber than in 2002.

General and administrative expenses for the three-month periods ended March 31, 2003 were $4,570 compared to $8,504 for the same period in 2002. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting and auditing costs. Higher expenses for the period ended March 31, 2002 were primarily due to increased legal and accounting expenses that resulted from our efforts to register our common stock under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Because of the foregoing factors, the Company realized a net loss of $4,437 for the three months ended March 31, 2003 as compared to net loss of $7,966 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003 the Company had assets consisting of $7,326 cash on hand and accounts receivable of $95 and for total current assets of $7,421. Current liabilities consisted of accounts payable of $4,176, a note payable to a shareholder of $6,500 and unearned revenue of $190 for total current liabilities of $10,866.

The Company believes that its current and anticipated future cash requirements for the next three months can be met with the cash on hand and from revenue from current customers. However, the Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

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

To consummate our business plan, we will need additional capital. Additional capital may be raised through additional private financings as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when we need them, we may be required to curtail our operations. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements needed to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition and could severely threaten our ability as a going concern.

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

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIN HOLDINGS, INC.

Date: April 22, 2003

/s/ Steve S. Sinohui Steve S. Sinohui, President

CERTIFICATION

I, Steve S. Sinohui, Chief Executive Officer and Chief Financial Officer of the Company, certify that:

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

Date: April 22, 2003