Form 10QSB
period 2003-06-30
SIN HOLDINGS INC
filed 2003-08-13
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Common stock, $.001 par value: 7,278,000 shares as of August 13, 2003

FORM 10-QSB
SIN HOLDINGS, INC.

INDEX

                                                                                                                                                                                               Page

PART I. Financial Information

Item I. Financial Statements (unaudited)	3
Consolidated Balance Sheets, June 30, 2003 (unaudited)
and December 31, 2002	4
Unaudited Consolidated Statements of Operations for the three months
Ended June 30, 2003 and 2002	5
Unaudited Consolidated Statements of Operations for the six months
Ended June 30, 2003 and 2002	6
Unaudited Consolidated Statements of Cash Flows, for the six months
ended June 30, 2003 and 2002	7
Notes to Financial Statements	8
Item II. Management’s Discussion and Analysis of Financial Condition	10
PART II. Other Information
Item 6. Exhibits and Reports on Form 8-K	13
Signatures	13

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

SIN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets
Cash	$ 3,898	$ 4,466
Accounts receivable	190	855
Prepaid expenses	300	0

Total current assets	4,388	5,321
Long term assets
Equipment	992	992
Less Accumulated Depreciation	(852)	(687)

Total long term assets	140	305
Other assets
Goodwill (Net of accumulated amortization of $616)	5,071	5,071

Total other assets	5,071	5,071
TOTAL ASSETS	$ 9,599	$ 10,697

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$ 75	$ 3,092
Loan from shareholder	9,500	1,500
Unearned revenue	190	570

Total current liabilities	9,765	5,162

Long term liabilities
Notes Payable	20,574	20,798

Total long term liabilities	20,574	20,798

Stockholders’ equity
Preferred stock, par value $0.001, 10,000,000 shares
authorized;100,000 shares issued or outstanding	100	100
Common stock, par value $0.001, 30,000,000 shares
authorized; 7,278,000 shares issued and outstanding at
June 30, 2003 and December 31, 2002	7,278	7,278
Additional paid-in capital	9,286	8,836
Accumulated Deficit	(37,404)	(31,477)

Total stockholders’ deficit	(20,740)	(15,263)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 9,599	$ 10,697

See notes to unaudited consolidated financial statements.

SIN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,
	2003	2002
REVENUES
Net Subscriptions	$ 570	$ 570
EXPENSES
Accounting	--	1,700
Bank service Charges	25	18
Computer Consulting	--	300
Depreciation	83	83
Dues and Subscriptions	50	--
ISP	300	766
Miscellaneous	216	1,457
Legal Fees	300	1,561
Rent	225	450
Transfer Fees	250	745

Operating Expenses	1,449	7,080

Loss from Operations	(879)	(6,510)
Other Income (Expense)
Interest Income	5	53
Loan Interest	(531)	(531)
Finance Charge	(85)	(4)

Total Other Income (Expense)	(611)	(482)

Income (Loss) Before Income Taxes	(1,490)	(6,992)
Income Tax Expense	--	--

Net Loss	$ (1,490)	$ (6,992)

Accumulated Deficit, beginning of period	$ (35,914)	$ (15,583)

Accumulated Deficit, end of period	$ (37,404)	$ (22,329)

Weighted average shares outstanding	7,278,000	7,278,000

Earnings (loss) per share	$ (0.00)	$ (0.00)

See notes to unaudited consolidated financial statements.

SIN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended June 30,
	2003	2002
REVENUES
Net Subscriptions	$ 1,235	$ 1,340
EXPENSES
Accounting	2,000	4,078
Bank service Charges	35	56
Computer Consulting	--	300
Depreciation	165	137
Dues and Subscriptions	50	--
ISP	600	732
Miscellaneous	981	1,201
Legal Fees	1,264	7,153
Rent	450	900
Transfer Fees	475	745
Telephone	--	(3)

Operating Expenses	6,020	15,299

LOSS FROM OPERATIONS	(4,785)	(13,959)
OTHER INCOME (EXPENSE)
Interest income	9	88
Loan Interest	(1,056)	(765)
Finance Charge	(95)	(38)

Total other income	(1,142)	(715)

INCOME (LOSS) BEFORE INCOME TAXES	(5,927)	(14,674)
Income tax expense	--	--

NET LOSS	(5,927)	(14,674)

ACCUMULATED DEFICIT, beginning of period	(31,477)	(7,655)

ACCUMULATED DEFICIT, end of period	$ (37,404)	$ (22,329)

Weighted average number of shares outstanding	7,278,000	6,924,961

Net income (loss) per common share	$ (0.00)	$ (0.00)

See notes to unaudited consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,927)	$(14,674)
Adjustments to reconcile net loss to net cash
Flows from operating activities:
Depreciation	165	137
Rent	450	450
Change in:
(Increase) Decrease in Accounts Receivable	665	(95)
Increase in Prepaid expenses	(300)	(1,165)
Decrease in Deferred Offering Expenses	--	17,531
Decrease in Accounts Payable	(3,017)	(606)
(Decrease) Increase in Accrued Interest	(224)	765
Decrease in Unearned Revenue	(380)	(200)

Net Cash Flows from in Operating Activities	(8,568)	2,143

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Shareholder	8,000	--
Proceeds from Notes Payable	--	20,022
Proceeds from Issuance of Common Stock	--	1,278
Retained Earnings	--	28
Offering Expenses	--	(12,939)

Net Cash Flows from Financing Activities	8,000	8,389

NET INCREASE (DECREASE) IN CASH	(568)	10,532
CASH AND CASH EQUIVALENTS
Beginning of period	4,466	1,136

End of period	$ 3,898	$ 11,668

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$ --	$ --

Interest	$ --	$ --

See notes to unaudited consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

NOTE A — SUMMARY OF ACCOUNTING POLICIES

Management’s Representation of Interim Financial Information

SIN Holdings, Inc. has prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2002 included in the Annual Report on Form 10-KSB for the year then ended.

Description of Business

SIN Holdings, Inc. (the "Company") was incorporated under the laws of the State of Colorado on November 27, 2000. SIN Holdings, Inc. SIN Holdings, Inc. is 82.44% owned by Desert Bloom Investments, Inc. Desert Bloom Investments, Inc.'s sole shareholder and director is also the sole director of SIN Holdings, Inc. (See Footnote C).

The Company has developed a web site that lists providers of senior resources by the community in which those services are provided, thus enabling the seeker of these resources to be able to access this information in an easy manner without becoming sidetracked into non-relevant avenues on the Internet.

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

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 (Continued)

No impairment was recorded in the first six months ended June 30, 2003.

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the quarters ended June 30, 2003 and 2002, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

NOTE B – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of June 30, 2003, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 30,000,000 shares of common stock. During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of June 30, 2003, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 (Continued)

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

The Company has an unsecured note payable to Desert Bloom Investments, the controlling shareholder, due on November 30, 2003, representing a loan of $1,500 to the Company in 2001. The note bears no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

The Company received two additional loans from Desert Bloom Investments, $5,000 in March 2003, and $3,000 in June 2003. The two loans are represented by unsecured notes payable to Desert Bloom Investments, due March 28, 2004 and June 24, 2004, unless extended at the option of the shareholder. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

Although Mr. Sinohui has agreed to provide his services to the Company without charge, we intend to compensate Mr. Sinohui with sales commissions on each subscriber he enrolls. The Company will pay Mr. Sinohui a commission equal to 20% of the gross annualized contract value from each new subscriber, payable monthly over the term of the subscriber’s agreement with the Company. We have not paid any commissions to Mr. Sinohui as of the date of this filing.

NOTE D – INCOME TAXES

The Company has net operating loss carryforwards of approximately $37,400 expiring between the years 2020 and 2023. The tax benefit of these net operating losses, which totals approximately $5,600, has been offset by a full allowance for realization.

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

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes. The maturity date of the promissory notes is three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. As of June 30, 2003 accrued interest on these notes totaled approximately $552.

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2002 and has not been profitable during the first half of 2003.

Three Month Periods Ended June 30, 2003 and 2002

The Company had $570 in revenue from continuing operations for the three-month period ended June 30, 2003 and revenue of $570 for the same three-month period in 2002.

General and administrative expenses for the three-month periods ended June 30, 2003 were $1,449 compared to $7,080 for the same period in 2002. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting and auditing costs. Higher expenses for the period ended June 30, 2002 were primarily due to increased legal and accounting expenses that resulted from our efforts to register our common stock under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Because of the foregoing factors, the Company realized a net loss of $1,490 for the three months ended June 30, 2003 as compared to net loss of $6,992 for the same period in 2002.

Six Month Periods Ended June 30, 2003 and 2002

The Company had $1,235 in revenue from continuing operations for the six month period ended June 30, 2003 and revenue of $1,340 for the same six month period in 2002. Revenues were lower for the period ended June 30, 2003 because the Company had one less subscriber than in 2002.

General and administrative expenses for the six month period ended June 30, 2003 were $6,020 compared to $15,299 for the same period in 2002. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting and auditing costs. Higher expenses for the period ended June 30, 2002 were primarily due to increased legal and accounting expenses that resulted from our efforts to register our common stock under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Because of the foregoing factors, the Company realized a net loss of $5,927 for the six months ended June 30, 2003 as compared to net loss of $14,674 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003 the Company had assets consisting of $3,898 cash on hand, accounts receivable of $190 and prepaid expenses of $300 for total current assets of $4,388. Current liabilities consisted of accounts payable of $75, a note payable to a shareholder of $9,500 and unearned revenue of $190 for total current liabilities of $9,765.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIN HOLDINGS, INC.

Date: August 13, 2003

/s/ Steve S. Sinohui Steve S. Sinohui, President