Form 10QSB
period 2003-09-30
SIN HOLDINGS INC
filed 2003-11-04
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Common stock, $.001 par value: 7,278,000 shares as of November 4, 2003.

FORM 10-QSB
SIN HOLDINGS, INC.

INDEX

Page
PART I. Financial Information
Item I. Financial Statements (unaudited)	3
Consolidated Balance Sheets, September 30, 2003 (unaudited)
and December 31, 2002	4
Unaudited Consolidated Statements of Operations for the three months
Ended September 30, 2003 and 2002	5
Unaudited Consolidated Statements of Operations for the nine months
Ended September 30, 2003 and 2002	6
Unaudited Consolidated Statements of Cash Flows, for the nine months
ended September 30, 2003 and 2002	7
Notes to Financial Statements	8
Item II. Management’s Discussion and Analysis of Financial Condition	11
PART II. Other Information
Item 6. Exhibits and Reports on Form 8-K	14
Signatures	15

PART I.

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

SIN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets
Cash	$ 3,620	$ 4,466
Accounts receivable	95	855

Total current assets	3,715	5,321
Long term assets
Equipment	992	992
Less Accumulated Depreciation	(934)	(687)

Total long term assets	58	305
Other assets
Goodwill (Net of accumulated amortization of $616)	5,071	5,071

Total other assets	5,071	5,071

TOTAL ASSETS	$ 8,844	$ 10,697

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$ 685	$ 3,092
Loan from shareholder	9,500	1,500
Unearned revenue	190	570

Total current liabilities	10,375	5,162

Long term liabilities
Notes Payable	21,136	20,798

Total long term liabilities	21,136	20,798

Stockholders’ equity
Preferred stock, par value $0.001, 10,000,000 shares
authorized;100,000 shares issued or outstanding	100	100
Common stock, par value $0.001, 30,000,000 shares
authorized; 7,278,000 shares issued and outstanding at
September 30, 2003 and December 31, 2002	7,278	7,278
Additional paid-in capital	9,511	8,836
Accumulated Deficit	(39,556)	(31,477)

Total stockholders’ deficit	(22,667)	(15,263)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 8,844	$ 10,697

See notes to unaudited consolidated financial statements.

SIN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,
	2003	2002
REVENUES
Net Subscriptions	$ 570	$ 570
EXPENSES
Accounting	601	227
Bank service Charges	14	--
Depreciation	83	83
ISP	300	344
Miscellaneous	258	--
Legal Fees	440	4,613
Rent	225	300
Transfer Fees	225	225

Operating Expenses	2,146	5,792

Loss from Operations	(1,576)	(5,222)
Other Income (Expense)
Interest Income	--	39
Loan Interest	(537)	(531)
Finance Charge	(9)	(80)

Total Other Income (Expense)	(546)	(572)

Income (Loss) Before Income Taxes	(2,122)	(5,794)
Income Tax Expense	30	--

Net Loss	$ (2,152)	$ (5,794)

Accumulated Deficit, beginning of period	$ (37,404)	$ (22,329)

Accumulated Deficit, end of period	$ (39,556)	$ (28,123)

Weighted average shares outstanding	7,278,000	7,278,000

Earnings (loss) per share	$ (0.00)	$ (0.00)

See notes to unaudited consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the nine months ended September 30,
	2003	2002
REVENUES
Net Subscriptions	$ 1,805	$ 1,910
EXPENSES
Accounting	3,096	4,304
Bank service Charges	49	56
Computer Consulting	--	300
Depreciation	248	248
Dues and Subscriptions	50	--
ISP	900	1,076
Miscellaneous	1,239	1,222
Legal Fees	1,209	11,717
Rent	675	1,200
Transfer Fees	700	970
Telephone	--	(3)

Operating Expenses	8,166	21,090

LOSS FROM OPERATIONS	(6,361)	(19,180)
OTHER INCOME (EXPENSE)
Interest income	9	126
Loan Interest	(1,593)	(1,296)
Finance Charge	(104)	(118)

Total other income	(1,688)	(1,288)

INCOME (LOSS) BEFORE INCOME TAXES	(8,049)	(20,468)
Income tax expense	30	--

NET LOSS	(8,079)	(20,468)

ACCUMULATED DEFICIT, beginning of period	(31,477)	(7,655)

ACCUMULATED DEFICIT, end of period	$ (39,556)	$ (28,123)

Weighted average number of shares outstanding	7,278,000	7,043,934

Net income (loss) per common share	$ (0.00)	$ (0.00)

See notes to unaudited consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,079)	$(20,468)
Adjustments to reconcile net loss to net cash
Flows from operating activities:
Depreciation	248	248
Rent	675	675
Change in:
Decrease in Accounts Receivable	760	--
Decrease in Prepaid expenses	--	75
Decrease in Deferred Offering Expenses	--	17,531
(Decrease)Increase in Accounts Payable	(2,407)	2,327
(Decrease) Increase in Accrued Interest	337	239
Decrease in Unearned Revenue	(380)	(200)

Net Cash Flows from in Operating Activities	(8,846)	427

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Shareholder	8,000	--
Proceeds from Notes Payable	--	20,022
Proceeds from Issuance of Common Stock	--	1,278
Offering Expenses	--	(12,939)

Net Cash Flows from Financing Activities	8,000	8,361

NET INCREASE (DECREASE) IN CASH	(846)	8,788
CASH AND CASH EQUIVALENTS
Beginning of period	4,466	1,136

End of period	$ 3,620	$ 9,924

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes
	$ 30	$ --

Interest	--	$ --

See notes to unaudited consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

Description of Business

SIN Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on November 27, 2000. SIN Holdings, Inc. SIN Holdings, Inc. is 82.44% owned by Desert Bloom Investments, Inc. Desert Bloom Investments, Inc.’s sole shareholder and director is also the sole director of SIN Holdings, Inc. (See Footnote C).

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

No impairment was recorded in the first nine months ended September 30, 2003.

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
September 30, 2003

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the quarters ended September 30, 2003 and 2002, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

NOTE B – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of September 30, 2003, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 30,000,000 shares of common stock. During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of September 30, 2003, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

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
September 30, 2003

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

NOTE D – INCOME TAXES

The Company has net operating loss carryforwards of approximately $39,500 expiring between the years 2020 and 2023. The tax benefit of these net operating losses, which totals approximately $6,000, has been offset by a full allowance for realization.

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

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes. The maturity date of the promissory notes is three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. As of September 30, 2003 accrued interest on these notes totaled approximately $1,114.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

We intend to grow the Company slowly using our limited resources. Our growth strategy is to (i) increase the number of cities for which we provide listings, (ii) increase the number of unique visitors to our site and (iii) increase subscriptions from persons or entities that provide services to senior citizens and their families in our marketing areas. Presently, we offer our services in two geographical areas. These two areas include 10 cities in Colorado and Houston, Texas. As our capital resources permit, we plan to expand our listings in these 11 cities and increase the number of cities in Colorado for which we provide listings. We will seek to add six to eight new annual subscribers during 2003. The way to grow our business is to increase the number of senior service providers that subscribe for a listing on our site or purchase advertising. We can add eight to ten subscribers without substantially increasing our operating costs. However, when we attempt to expand into additional markets, our operating costs will increase and we will probably incur losses from operations until we have grown revenue to a level well in excess of our marketing and selling expenses. Presently, our monthly cash operating costs are limited and we expect to increase the number of subscribers without materially increasing our cash expenses. We can give no assurances regarding these plans and you should not expect that we will achieve them.

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

Steve S. Sinohui, the sole executive officer and director and the controlling shareholder of SIN Holdings and the President, the Secretary, the Treasurer and the sole director of Senior-Inet, is employed on a part time basis by both companies. During the next three months, the Company’s President will be the sole sales person for the Company while we attempt to secure at least six to eight new subscribers. Thereafter, the Company will bring on sales consultants as it is able to support financially such sales people. Mr. Sinohui has background experience that enables him to effectively market our web site and manage the Company. Although Mr. Sinohui has agreed to donate his services to the Company, we intend to compensate Mr. Sinohui with sales commissions on each subscriber he enrolls. The Company plans to pay Mr. Sinohui a commission equal to 20% of the gross annualized contract value from each new subscriber, payable monthly over the term of the subscriber’s agreement with the Company.

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2002 and has not been profitable during the first nine months of 2003.

Three Month Periods Ended September 30, 2003 and 2002

The Company had $570 in revenue from continuing operations for the three-month period ended September 30, 2003 and revenue of $570 for the same three-month period in 2002.

General and administrative expenses for the three-month periods ended September 30, 2003 were $2,146 compared to $5,792 for the same period in 2002. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting and auditing costs. Higher expenses for the period ended September 30, 2002 were primarily due to increased legal and accounting expenses that resulted from our efforts to register our common stock under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Because of the foregoing factors, the Company realized a net loss of $2,152 for the three months ended September 30, 2003 as compared to net loss of $5,794 for the same period in 2002.

Nine Month Periods Ended September 30, 2003 and 2002

The Company had $1,805 in revenue from continuing operations for the nine month period ended September 30, 2003 and revenue of $1,910 for the same nine month period in 2002.

General and administrative expenses for the nine month period ended September 30, 2003 were $8,166 compared to $21,090 for the same period in 2002. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting and auditing costs. Higher expenses for the period ended September 30, 2002 were primarily due to increased legal and accounting expenses that resulted from our efforts to register our common stock under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Because of the foregoing factors, the Company realized a net loss of $8,079 for the six months ended September 30, 2003 as compared to net loss of $20,468 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003 the Company had assets consisting of $3,620 cash on hand and accounts receivable of $95 for total current assets of $3,715. Current liabilities consisted of accounts payable of $685, a note payable to a shareholder of $9,500 and unearned revenue of $190 for total current liabilities of $10,375.

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIN HOLDINGS, INC.

Date: November 4, 2003

/s/ Steve S. Sinohui Steve S. Sinohui, President