Form 10KSB
period 2003-12-31
SIN HOLDINGS INC
filed 2004-03-22
CIK 1140414

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-49752

SIN Holdings, Inc.
(Exact name of small business issuer in its charter)

Colorado (State of incorporation)	84-1570556 (I.R.S. Employer File Number)

3225 S. Garrison, Unit 21, Lakewood, Colorado 80227
(Address of principal executive offices)

(303) 763-7527
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer’s revenues for the fiscal year ended December 31, 2003, were $2,375.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 22, 2004: Common Stock, par value $0.001 per share — $0.00 as there is no public market for the Common Stock. As of March 22, 2004, the Company had 7,278,000 shares of common stock issued and outstanding.

FORM 10-KSB
SIN HOLDINGS, INC.
INDEX

	Page
PART I
Item 1. Description of Business	3
Item 2. Description of Property	8
Item 3. Legal Proceedings	8
Item 4. Submission of Matters to a Vote of Security Holders	8
PART II
Item 5. Market for Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities	8
Item 6. Management's Discussion and Analysis of Financial
Condition and Results of Operations	9
Item 7. Financial Statements	10
Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosures	10
Item 8A. Controls and Procedures	10
PART III
Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act	10
Item 10. Executive Compensation	11
Item 11. Security Ownership of Certain Beneficial Owners and
Management	12
Item 12. Certain Relationships and Related Transactions	13
Item 13. Exhibits and Reports on Form 8-K	13
Item 14. Principal Accountant Fees and Services	14
Financial Statements pages	F-1 to	F-9
Signatures	16
Certifications	17

PART I.

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

We generate revenue through the sale of web pages to providers of senior services. After we develop a list of senior resources in a particular geographic area for the web site, we contact the providers and offer them the opportunity to attach a web page on our site to their listing. The web page provides them the opportunity to introduce sales and marketing material to prospective clients. A customer must become a subscriber and pay a monthly fee to have a link from our web site. If they already have a web site, we can include a link from their web page on our site to their web site. Even though the customer may already have a web site, having a listing on a senior resource network (such as Senior-Inet) improves their exposure. If the senior service provider elects to purchase a web page, we enter into a six or 12-month contract with the provider that includes the initial design cost of the web page and a monthly fee for maintenance of the page.

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

We intend to grow the Company slowly using our limited resources. Our growth strategy is to (i) increase subscriptions from persons or entities that provide services to senior citizens and their families in our marketing areas, (ii) increase the number of cities for which we provide listings and (iii) increase the number of unique visitors to our site. Presently, we offer our services in two geographic areas. These two areas include ten cities in Colorado and Houston, Texas. The way to grow our business is to increase the number of senior service providers that subscribe for a listing on our site or purchase advertising. Currently, we are focusing our marketing efforts on Colorado since we can increase our presence and begin to build brand awareness without incurring substantial increases in our operating expenses. As our capital resources permit, we plan to expand our listings in other geographic regions. However, when we attempt to expand into additional markets, our operating costs will increase and we will probably incur losses from operations until we have grown revenue to a level well in excess of our marketing and selling expenses. Presently, our monthly operating expenses are limited and we plan to increase the number of subscribers in Colorado without materially increasing our expenses. We can give no assurances regarding these plans and you should not expect that we will achieve them.

Competition

There are many senior-oriented sites on the Internet, including those offering products targeting the senior market, housing information sites, senior chat rooms, senior computer discussion groups, numerous health information sites and sites that provide references to these sites. However, there are, to our knowledge, only a small number of sites on the Internet providing information on more than one type of service targeted to senior citizens and/or in more than one locale. Some of these sites are extensions of a printed state or local business directory for seniors. We are not aware of any web site that provides information on as many types of senior services or is organized by geographic location, as is our site. Thus, we believe that our business of providing resources for senior citizens using the Internet is unique in the areas of Colorado and Houston, Texas (areas we presently service).

While we compete based on the quality and uniqueness of our services and, to a lesser extent, on the basis of price, this strategy may not be successful. Our weaknesses include our under capitalization, shortages of cash, limitations with respect to personnel, our limited financial resources and our limited customer base and market recognition. By focusing on the Internet, we intend to minimize these weaknesses, as the Internet eliminates the need for central offices and fixed expenses associated with a large marketing staff.

Strategy

Our growth strategy is to (i) increase subscriptions from persons or entities that provide services to senior citizens and their families in our marketing areas, (ii) increase the number of cities for which we provide listings and (iii) increase the number of unique visitors to our site. Presently, we offer our services in two geographic areas. These two areas include ten cities in Colorado and Houston, Texas. As our capital resources permit, we plan to expand our listings in these 11 cities and increase the number of cities in Colorado for which we provide listings.

During the next six months, the Company’s President will be the sole sales person for the Company while we attempt to secure new subscribers in Colorado.

To expand our listings in each city we list, the Company’s President first develops lists of senior resource providers in these areas. Then, he contacts the providers and offers them the opportunity to purchase a web page on our site and increase their exposure to a wider spread audience. The Company provides brochures and media kits. During sales calls, we use laptop computers to connect to the Internet and provide a tour through our site emphasizing the logical organization and colorful and well-laid out pages of other providers already listed on our site. The Company believes that once potential customers see our site, closing the sale will be enhanced. Presently, we have limited cash resources, so our marketing and sales activities are limited. Although Mr. Sinohui has agreed to donate his services to the Company, we have an arrangement to compensate Mr. Sinohui with sales commissions on each subscriber he enrolls.

Marketing Strategy

Our primary method of marketing our site and driving traffic is to forge relationships with senior service providers who have an online presence. We intend to seek strategic relationships with related web sites and portals that can drive senior traffic to our site. These entities would include such well-known sites as, but are not limited to, American Association of Retired Persons, National Counsel of Senior Citizens, SeniorCom, Senior-Site.com, Government Guide – Assistance for Seniors, the Senior Citizen’s Bureau, the Senior Citizens League, SeniorNet and Ages and Stages Community. We perform a monthly update of our web address and related keywords and phrases on each of the Internet search engines that includes our site in its search capabilities. Additionally, we plan to place quarterly advertisements in magazines that reach our target market.

Subsidiary

SIN Holdings has one wholly owned subsidiary, Senior-Inet, which was incorporated in the State of Colorado on November 27, 2000, also the date of SIN Holdings’ organization. We conduct all of our operations through Senior-Inet, including the maintenance and operation of our web site located at www.senior-inet.com. On December 1, 2000, Senior-Inet, Inc. acquired all of the assets of a sole proprietorship (the “Proprietorship”), also named “Senior-Inet,” for $5,000 in cash and the assumption of certain liabilities. Stan Mingus owned and operated the Proprietorship from May 1, 1996, until its acquisition by Senior-Inet, Inc. At the time of purchase, we entered into a Profit Participation Agreement with Stan Mingus, the seller. The Profit Participation Agreement provided for Senior-Inet to pay Mr. Mingus the sum of $32,000 in cash upon our realization of gross revenues of at least $400,000 during any consecutive 12-month period during the three-year term of the agreement through November 30, 2003. Since the Company did not reach the $400,000 benchmark by November 30, 2003, the Company is not liable to Mr. Mingus and the Agreement has expired.

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

Neither SIN Holdings nor Senior-Inet has any supplemental benefits or incentive arrangements. At the present time, SIN Holdings has no plans to adopt any supplemental benefits or incentive arrangements and Senior-Inet has no plans to adopt any of these arrangements.

Proprietary Information

Our Intellectual Property includes our web site, web site organization, our domain name and the name, Senior-Inet. We have not filed an application to secure registration for our trademark, “Senior-Inet,” in the United States or any other country, nor do we have any patents, trademark applications or copyrights pending.

We expended no funds for research and development during our last fiscal year ended December 31, 2003, and we do not expect to incur any expenses for research and development this year.

Risk Factors

The Company’s business is subject to many risks, including the following:

We Have Realized Very Limited Revenues and Earnings To Date and We May Not Be Able to Achieve Meaningful Revenues or Earnings in the Future. Senior-Inet has been operational since December 1, 2000 and we have yet to achieve meaningful revenue and earnings. SIN Holdings and Senior-Inet, together, realized revenues of $2,375 for the year ended December 31, 2003 and $2,670 for the year ended December 31, 2002. We had a net loss of $10,188 for the year ended December 31, 2003 and a net loss of $23,822 for the year ended December 31, 2002. There can be no assurance that we will realize a meaningful increase in our revenues or earnings in the future from providing a database of resources for senior citizens on the Internet.

We Have Limited Assets and Working Capital and Minimal Shareholders’ Equity and We May Not Be Able to Continue in Operation without the Infusion of Additional Capital. As of December 31, 2003, we had total assets of $8,463, including $3,392 in cash and cash equivalents and $5,071 of intangible assets net of accumulated amortization. Our total shareholders’ equity was ($24,551) as of December 31, 2003. Accordingly, we have very limited assets, including working capital and financial resources. Our financial condition may not improve.

We Expect to Continue to Incur Losses Through the First Half of 2004. We have achieved limited revenue from operations and have incurred losses during 2002 and 2003. We may not obtain sufficient user traffic or a sufficient number of subscribers or orders for web pages to be linked to our website, or other revenue-producing advertising to generate sufficient revenue to operate profitably. Our selling, general and administrative expenses decreased approximately $14,311 during 2003, compared to the year earlier period. However, operating expenses were higher in 2002 primarily due to increased legal and accounting expenses that resulted from our efforts to register our common stock under the Securities Exchange Act of 1934, as amended. We do anticipate our operating expenses increasing during 2004 due to increased costs associated with adding new subscribers. We expect to incur operating losses through the first half of 2004, and possibly longer, and that our losses may grow unless we increase our revenue from levels we have experienced in 2003.

Because We May Need to Raise Additional Funds and These Funds May Not Be Available to Us When We Need Them, We May Need to Change Our Business Plan, Sell or Merge Our Business or Face Bankruptcy. On February 19, 2002, the Company closed an offering of Units each consisting of one three-year promissory note in the principal amount of $94 with simple interest at 10.64% per annum, plus 6,000 shares of common stock offered at par value of $0.001 per share (an aggregate price of $6.00 for the 6,000 shares and $100 for each Unit). The Company received total proceeds of $21,300. This offering provided the Company with sufficient capital to operate for 12 months while we attempted to add subscribers and increase our cash flow. The Company has required additional capital since then to continue operating. Funds have been provided from SIN Holding’s shareholder, Desert Bloom Investments, Inc., in the form of short-term loans. If we are unable to increase revenues over the next 12 months, we will require additional operating capital. Additional capital may not be available to us on favorable terms when required, or at all. Whether or not this additional financing is available to us, we plan to utilize the part time services of our President to market to potential customers and gradually increase the subscriber base, sell or merge our business or face bankruptcy. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing shareholders and our issuance of debt securities could increase the risk or perceived risk of our company.

We Do Not Expect to Increase Our Revenues and Earnings Significantly Until We Obtain Orders for Web Sites and Advertisements from Senior Service Providers. Our services are presently limited to selling and developing advertisements and web sites that are linked to our network of providers of senior services of 12 different types of services in two geographical areas. These two areas include ten cities in Colorado and Houston, Texas. Over the next 12 months, we plan to increase our customer base in the cities in which we currently list. We also plan of expand our listings to include additional cities throughout Colorado. We do not expect to increase our revenues or earnings significantly until we increase the number of subscribers to our services.

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

The Limited Time Commitment or the Loss of the Services of Steve S. Sinohui, the Sole Executive Officer and Director of SIN Holdings and the Sole Director and an Executive Officer of Senior-Inet, Could Have a Negative Impact on Our Business. We have no personnel except Steve S. Sinohui, President, Secretary, Treasurer and the sole director of SIN Holdings and Senior-Inet. Mr. Sinohui is employed by SIN Holdings and Senior-Inet on a part- time basis. Mr. Sinohui will devote approximately 25% of his time and effort to the Company. For the foreseeable future, we have no plans to employ any management personnel in addition to Mr. Sinohui. Mr. Sinohui could leave without prior notice since he has no employment contract with the Company. If we lose the services of Mr. Sinohui, our business could be harmed seriously. We do not have "key person" life insurance policies covering Mr. Sinohui. Although Mr. Sinohui is associated with other firms involved in a range of business activities, we do not anticipate that there will be any conflicts of interest with regards to his performance of Company.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

                    a. Market Information. There is no public trading market for the Company’s common stock at present and there has been no public trading market during the last two fiscal years or since inception. Management has undertaken discussions with a prospective market maker concerning the participation of such market maker in the after-market for the Company’s securities. There is no assurance that a public trading market will ever develop or, if such market does develop, that it will continue.

                    b. Holders. There are 18 holders of the Company’s common stock. On November 29, 2000, the Company issued 6,000,000 of its common shares for $6,000 and 100,000 shares of its preferred stock for $9,000 to one holder — Desert Bloom Investments, Inc. The 6,000,000 shares of the Company’s common stock and the 100,000 shares of the Company’s preferred stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On February 19, 2002 the Company completed an offering. We issued 1,278,000 shares of common stock to 17 persons. The shares of common stock were issued in accordance with Regulation A adopted under the Securities Act and may be transferred by the Holders.

As of the date of this report, all outstanding shares may be transferred, including 6,000,000 shares of the Company’s common stock that are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain volume limitations in Rule 144. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three moth period a number of shares which does not exceed the greater of one percent of the then outstanding common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been, for the preceding three months, an affiliate of the Company. Accordingly, the aggregate 6,000,000 shares of common stock owned of record and beneficially by Desert Bloom Investments became available for resale under Rule 144 commencing November 29, 2001, a period of one year from the date of their purchase from SIN Holdings. Transfer and resale of the shares of common stock will be subject, in addition to the federal securities laws, to the “Blue Sky” laws of each state in which the transfer or resale occurs.

                   c. Dividends. The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

                   d. Securities Authorized for Issuance Under Equity Compensation Plans. The Company has adopted no equity or other compensation plans and there are no outstanding options, warrants or other rights to acquire equity securities of the Company.

                   e. Transfer Agent. The transfer agent and registrar for the Company’s common stock is Corporate Stock Transfer, 3200 Cherry Creek South Drive, Denver, Colorado 80209, telephone number (303) 282-4800.

                   f. Sale or Purchases of Unregistered Securities. The Company did not sell or purchase any equity securities during the last two fiscal years.

Item 6. Management’s Discussion and Analysis Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and notes thereto contained elsewhere in this report.

Results of Operations

The Company was not profitable during the year ended December 31, 2003 and has not operated profitably since inception.

Fiscal 2003 Compared with Fiscal 2002

The Company had $2,375 in revenue from continuing operations for the year ended December 31, 2003 and revenue of $2,670 for the year ended December 31, 2002. Revenues were lower in the year ended December 31, 2003 because the Company had one additional subscriber for the first two months of 2002 than it did in 2003.

General and administrative expenses for the year ended December 31, 2003 were $10,338 compared to $24,649 for 2002. Expenses consisted of general corporate administration, rent, Internet service provider and computer expenses, legal and professional expenses and accounting and auditing costs. Higher expenses for the year ended December 31, 2002 were primarily due to increased legal expenses that resulted from our efforts to register our common stock under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Because of the foregoing factors, the Company realized a net loss of $10,188 for the year ended December 31, 2003 as compared to net loss of $23,822 for 2002.

Liquidity and Capital Resources

At December 31, 2003 the Company had assets consisting of $3,077 cash on hand and accounts receivable of $315 for total current assets of $3,392. Current liabilities consisted of accounts payable of $425, notes payable to a shareholder of $12,000 and unearned revenue of $190 for total current liabilities of $12,615.

During the last two fiscal years, the Company has received loans totaling $12,000 from Desert Bloom Investments, Inc., the controlling stockholder of the Company, which is owned by Mr. Sinohui, the President. Presently, the Company lacks financial resources to repay these obligations as they mature during the coming year. The Company anticipates that the loans will be renewed and extended in the event the Company is unable to repay the debt at maturity. The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

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

Item 7. Financial Statements

Financial statements for the years ended December 31, 2003 and 2002 are presented in a separate section of this report following Section 14.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable

Item 8A. Controls and Procedures.

     a. Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer who is also the principal accounting officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, he has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the company (including consolidated subsidiaries) required to be included in reports filed or submitted under the Exchange Act.

     b. Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and officers of the Company are as follows:

Name	Age	Position
Steve S. Sinohui	55	Director, President, Secretary and
		Treasurer of SIN Holdings,
		Inc., and Senior-Inet, Inc.

The above listed officer and director has served as a director since inception of the Company and will serve as a director until the next annual meeting of the shareholders or until his death, resignation, retirement, removal or disqualification, or until his successors have been duly elected and qualified. Vacancies in the Board are filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board. The Company has one director, Mr. Sinohui, who also serves as the only officer.

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

Conflicts of Interest

Steve Sinohui is associated with other firms involved in a range of business activities, none of which are in the general business area of the Company. Consequently, there are potential conflicts for his services in his acting as officer and director of the Company while he has other business obligations. Mr. Sinohui plans to spend only approximately 25% of his time on the business and affairs of the Company.

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

Item 11A. Audit Committee

     a. Audit Committee Financial Expert. The Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on its audit committee. The Company does not have a financial expert on its audit committee because the Company has only one director, does not have a separate audit committee and because the Company’s extremely small size, limited financial resources and limited activity make such a position unnecessary. In addition, the board of directors does not believe it can find a qualified person willing to sit on the board of directors and serve as a financial expert on the audit committee without paying such person compensation and other benefits which the Company is unable to pay due to its limited financial resources.

      b. Identification of Audit Committee. The Company has one director and has not established a standing audit committee of the board of directors. The Company’s board of directors does not include any outside or independent director. As a result, the director, Mr. Sinohui, acts as the audit committee.

      c. Code of Ethics. The Company has not adopted a Code of Ethics that applies to the Company’s principal executive officers, the principal financial officer, the principal accounting officer or the controller. No Code of Ethics has been adopted because the Company has one director, who also serves as the only officer and the Company and the board of directors chose not to reduce to writing standards designed to deter wrongdoing and promote honest and ethical conduct. The Board of Directors believes that the Company’s very small size and the limited number of personnel who are responsible for its operations make a formal Code of Ethics unnecessary.

Item 12. Certain Relationships and Related Transactions

On December 1, 2000, Senior-Inet acquired all of the assets of a sole proprietorship, also named “Senior-Inet,” for $5,000 in cash and the assumption of certain liabilities. The transaction was accounted for using the purchase method, with the excess of the purchase price over the fair value of the assets acquired recorded as goodwill. Stan Mingus owned and operated the Proprietorship from May 1, 1996, until its acquisition by Senior-Inet on December 1, 2000.

Senior-Inet was a party to the Business Purchase Agreement dated December 1, 2000, with Stan Mingus, pursuant to which we acquired all the assets of “Senior-Inet,” a sole proprietorship, for $5,000 in cash and the assumption of certain liabilities. As additional consideration for the purchase of the assets of the Proprietorship, we entered into a Profit Participation Agreement dated December 1, 2000, with Mr. Mingus, pursuant to which we agreed to pay him $32,000 in cash if the gross revenues of Senior-Inet exceed $400,000 in any consecutive 12-month period during the term of the agreement. The term of the Profit Participation Agreement was a three-year period terminating on November 30, 2003. The Company did not reach its benchmark of $400,000 in a consecutive 12-month period prior to the termination date of the Profit Participation Agreement and, therefore, has no continuing obligation to Mr. Mingus.

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

In 2001, Desert Bloom Investments, Inc., the controlling shareholder of the Company, made an unsecured note to the Company in the amount o of $1,500. The note was due on November 30, 2003, unless otherwise extended. The note was extended until November 30, 2004. The note bears no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

The Company received three additional loans from Desert Bloom Investments, Inc. during fiscal year 2003 — $5,000 in March 2003, $3,000 in June 2003 and $2,500 in December 2003. The three loans are represented by unsecured notes payable to Desert Bloom Investments, Inc., due March 28, 2004, June 24, 2004 and December 30, 2004, unless extended at the option of the shareholder. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

Item 13. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

3.1	Articles of Incorporation*
3.2	Bylaws*
10.1	Business Purchase Agreement*
10.2	Profit Participation Agreement*
21	Subsidiaries of the Registrant*
31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to similar exhibits to amendment no 4 to Form 10-SB filed October 28, 2002.

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the year ended December 31, 2003.

Item 14. Principal Accountant Fees and Services.

     a. Audit Fees. The following table shows the aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s form 10-QSB and services that were provided by the accountant in connection with statutory and regulatory filings of the Company.

Date Billed	Action	Fee
November 30, 2003	Review Form 10QSB for September 30, 2003	$ 356.00
August 31, 2003	Review Form 10QSB for June 30, 2003	$ 601.50
May 31, 2003	Review Form 10QSB for March 31, 2003	$ 495.00
March 31, 2003	Audit of SIN Holdings at December 31, 2002	$ 2,000.00
November 30, 2002	Review Form 10QSB for September 30, 2002	$ 309.25
September 30, 2002	FASB 142 Goodwill issues - SEC Letter	$ 106.50
August 31, 2002	Review Form 10QSB for June 30, 2002	$ 120.00

     b. Tax Fees. The Company was not billed in the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, tax planning or any other services. The Company prepared and filed its own tax returns.

FORM 10-KSB
SIN HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Public Accountants	F-1

Consolidated Balance Sheets	F-2

Consolidated Income Statements	F-3

Statement Of Stockholders’ Equity (Deficit)	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 to F-9

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
SIN Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of SIN Holdings, Inc. and Subsidiary as of December 31, 2003 and 2002, and the related consolidated income statements, statement of stockholder’s equity (deficit), and statements of cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SIN Holdings, Inc. and Subsidiary as of December 31, 2003 and 2002, and the consolidated results of its operations, its changes in stockholder’s equity, and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado
February 19, 2004

/s/ COMISKEY & COMPANY
PROFESSIONAL CORPORATION

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash and Cash Equivalents	$ 3,077	$ 4,466
Accounts Receivable	315	855

Total Current Assets	3,392	5,321
Long Term Assets
Equipment	992	992
Less Accumulated Depreciation	(992)	(687)

Total Long Term Assets	--	305
Other Assets
Goodwill (Net of accumulated amortization of $616 for
The years ending December 31, 2003 and 2002, respectively)	5,071	5,071

Total Other Assets	5,071	5,071

TOTAL ASSETS	$ 8,463	$ 10,697

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$ 425	$ 3,092
Loan from Shareholder	12,000	1,500
Unearned Revenue	190	570

Total Current Liabilities	12,615	5,162

Long Term Liabilities
Accrued Interest - Offering	377	776
Notes Payable - Offering	20,022	20,022

Total Long Term Liabilities	20,399	20,798

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized; 100,000 shares issued and outstanding
at December 31, 2003 and 2002, respectively	100	100
Common Stock, $0.001 par value, 30,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at December 31, 2003 and 2002, respectively	7,278	7,278
Additional Paid In Capital	9,736	8,836
Accumulated Deficit	(41,665)	(31,477)

	(24,551)	(15,263)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 8,463	$ 10,697

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS

	December 31, 2003	December 31, 2002
REVENUES
Net Subscriptions	$ 2,375	$ 2,670
EXPENSES
Bank Service Charges	70	63
Computer Consulting	--	300
Dues and Subscriptions	50	--
Depreciation	305	331
ISP	1,200	1,376
Licenses and Permits	50	50
Miscellaneous	1,467	2,578
Professional Fees	5,021	16,984
Rent	900	1,425
Telephone	--	(3)
Transfer Fees	1,275	1,545

Operating Expenses	10,338	24,649

Loss From Operations	(7,963)	(21,979)

OTHER INCOME (EXPENSE)
Finance Charges	(104)	(153)
Loan Interest	(2,130)	(1,833)
Interest Income	9	143

TOTAL OTHER INCOME (EXPENSE)	(2,225)	(1,843)

NET LOSS BEFORE INCOME TAXES	(10,188)	(23,822)
INCOME TAX EXPENSE	--	--

NET LOSS	($ 10,188)	($ 23,822)

NET INCOME PER SHARE	$ 0.00	$ 0.00
WEIGHTED AVERAGE SHARES OUTSTANDING	7,278,000	7,102,932

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock Number of Shares Amount		Preferred Stock Number of Shares Amount		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at
December 31, 2001	6,000,000	$6,000	100,000	$100	20,875	$(7,655)	$ 19,320
Shareholder
Contributed Rent	--	--	--	--	900	--	900
Shares Issued
for cash	1,278,000	1,278	--	--	--	--	1,278
Stock Issuance
Costs	--	--	--	--	(12,939)	--	(12,939)
Net Loss for
the Year Ended
December 31, 2002	--	--	--	--	--	(23,822)	(23,822)

Balances at
December 31, 2002	7,278,000	$7,278	100,000	$100	$ 8,836	$(31,477)	$(15,263)
Shareholder
Contributed Rent	--	--	--	--	900	--	900
Net Loss for
the Year Ended
December 31, 2003	--	--	--	--	--	(10,188)	(10,188)

Balance at
December 31, 2003	7,278,000	$7,278	100,000	$100	$ 9,736	$(41,665)	$(24,551)

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2003	For the year ended December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($10,188)	($23,822)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Depreciation	305	331
Rent	900	900
(Increase) Decrease in Accounts Receivable	540	(665)
(Increase) Decrease in Prepaid Expenses	--	75
(Increase) Decrease in Deferred Offering Expenses	--	17,531
Increase (Decrease) in Accounts Payable	(2,667)	(337)
Increase (Decrease) in Unearned Revenue	(380)	180

Net Cash Flows from Operating Activities	(11,490)	(5,807)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	--	20,022
Accrued Interest on Notes Payable	(399)	776
Loan from Shareholder	10,500	--
Offering Expenses	--	(12,939)
Proceeds from Issuance of Common Stock	--	1,278

Net Cash Flows from Financing Activities	10,101	9,137
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,389)	3,330
CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	4,466	1,136
END OF PERIOD	$ 3,077	$ 4,466

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

Description of Business

SIN Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on November 27, 2000. SIN Holdings, Inc. is 82.44% owned subsidiary of Desert Bloom Investments, Inc. Desert Bloom Investments, Inc.’s sole shareholder and director is also the sole director of SIN Holdings, Inc. (See Footnote C).

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

Impairment or Disposal of Long-Lived Assets

The Company has implemented the Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 clarified the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

No impairment was recorded in the fiscal year ending December 31, 2003.

Depreciation and Amortization

Depreciation on assets is recorded using the straight-line method over the estimated life of the asset, which is three years. The FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which provides, among other things, for the nonamortization of goodwill and intangible assets with indefinite useful lives. The Company adopted SFAS 142 effective January 1, 2002. Goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment using fair value measurement techniques upon adoption (January 1, 2002) and annually thereafter. The Company will perform its annual impairment review during the fourth quarter each year. During the fourth quarter of 2003, the Company completed its impairment review and determined that goodwill was not impaired.

Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the year ended December 31, 2003, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Classification of Assets and Liabilities

The Company has experienced recurring operating losses and has deficits in both equity and working capital. These factors are mitigated by the Company’s shareholder, Desert Bloom Investments, Inc., who will contribute operating funds as necessary.

NOTE B — STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of December 31, 2003, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of December 31, 2003, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

NOTE C — RELATED PARTY TRANSACTIONS

When the Company purchased the sole proprietorship on December 1, 2000, it entered into a Profit Participation Agreement with Stan Mingus, the seller. The Profit Participation Agreement provided for Senior-Inet to pay Mr. Mingus the sum of $32,000 in cash upon our realization of gross revenues of at least $400,000 during any consecutive 12-month period during the three-year term of the agreement through November 30, 2003. The Company did not reach its benchmark of $400,000 in a consecutive 12-month period prior to the termination date of the Profit Participation Agreement. As of December 31, 2003, the terms of the Profit Participation Agreement have expired. The Company has no continuing obligation to Mr. Mingus.

The Company’s sole executive officer, director and shareholder is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $75 per month as additional paid-in capital for this use.

During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc.

During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc.

The Company has an unsecured note payable to Desert Bloom Investments, a shareholder, due on November 30, 2004, unless extended at the option of the shareholder. The note bears no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

The Company has three unsecured notes payable, totaling $10,500 to Desert Bloom Investments, a shareholder, due between March 2004 and December 2004, unless extended at the option of the shareholder. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

Although Mr. Sinohui has agreed to donate his services to the Company, we intend to compensate Mr. Sinohui with sales commissions on each subscriber he enrolls. The Company plans to pay Mr. Sinohui a commission equal to 20% of the gross annualized contract value from each new subscriber, payable monthly over the term of the subscriber's agreement with the Company. The Company has not yet paid any commissions to Mr. Sinohui.

NOTE D — INCOME TAXES

The Company has net operating loss carryforwards of approximately $42,000 expiring between the years 2020 and 2023. The tax benefit of these net operating losses, which totals approximately $6,250, has been offset by a full allowance for realization. For the year ended December 31, 2003, the valuation allowance increased by $1,530.

NOTE E — CASH PAID FOR INTEREST AND INCOME TAXES

Cash paid for interest and income taxes is as follows:

	2003	2002
Interest payments	$ 2,463	$ 1,210
Income taxes	$ 30	$ 0
Total	$ 2,493	$ 1,210

NOTE F — OFFERING OF DEBT AND EQUITY SECURITIES

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

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes. The maturity date of the promissory notes is three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. As of December 31, 2003, accrued interest on these notes totaled approximately $377.

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

                                                                                       SIN HOLDINGS, INC.

Date:           March 22, 2004                                       By /s/ Steve S. Sinohui
                                                                                               Steve S. Sinohui, President