Form 10QSB
period 2004-03-31
SIN HOLDINGS INC
filed 2004-05-11
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Common stock, $.001 par value: 7,278,000 shares as of May 11, 2004.

FORM 10-QSB
SIN HOLDINGS, INC.

INDEX

Page
PART I. Financial Information
Item I. Financial Statements (unaudited)	3
Consolidated Balance Sheets, March 31, 2004 (unaudited)
and December 31, 2003	4
Unaudited Consolidated Statements of Operations for the three months
Ended March 31, 2004 and 2003	5
Unaudited Consolidated Statements of Cash Flows, for the three months
ended March 31, 2004 and 2003	6
Notes to Financial Statements	7
Item II. Management’s Discussion and Analysis of Financial Condition	10
Item III. Controls and Procedures	12
PART II. Other Information
Item 6. Exhibits and Reports on Form 8-K	13
Signatures	14

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

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2004 (Unaudited)	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,178	$ 3,077
Accounts receivable - web subscriptions	190	315
Prepaid expenses	90	--

Total current assets	2,458	3,392
LONG TERM ASSETS
Equipment	992	992
Less accumulated depreciation	(992)	(992)

Total long term assets	--	--
OTHER ASSETS
Goodwill (Net of accumulated amortization of $616 for the
periods ending March 31, 2004 and December 31, 2003,
respectively)	5,071	5,071

TOTAL ASSETS	$ 7,529	$ 8,463

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	2,551	425
Loan from shareholder	12,000	12,000
Unearned revenue	190	190

Total current liabilities	14,741	12,615
LONG TERM LIABILITIES
Accrued interest - offering	531	377
Notes payable - offering	20,022	20,022

Total long term liabilities	20,553	20,399

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 100,000 shares issued and outstanding at
March 31, 2004 and December 31, 2003, respectively	100	100
Common stock, $0.001 par value; 30,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at March 31, 2004 and December 31, 2003, respectively	7,278	7,278
Additional paid-in capital	9,961	9,736
Accumulated deficit	(45,104)	(41,665)

Total Stockholders’ Deficit	(27,765)	(24,551)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 7,529	$ 8,463

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	March 31, 2004	March 31, 2003
REVENUES
Net subscriptions	$ 570	$ 665

EXPENSES
Bank service charges	53	10
Depreciation	--	82
ISP	300	300
Miscellaneous	376	765
Professional fees	2,274	2,963
Rent	225	225
Transfer fees	250	225

Operating expenses	3,478	4,570

LOSS FROM OPERATIONS	(2,908)	(3,905)

OTHER INCOME (EXPENSE)
Interest expense
Finance charge	--	(5)
Loan interest	(531)	(531)
Interest income	--	4

	(531)	(532)

NET LOSS BEFORE TAXES	(3,439)	(4,437)
INCOME TAX EXPENSE	--	--

NET LOSS	$ (3,439)	$ (4,437)

NET INCOME PER SHARE - BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,439)	$(4,437)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Depreciation	--	82
Rent	225	225
Decrease in accounts receivable	125	760
Increase in prepaids/expenses	(90)	--
Increase in accounts payable	2,126	1,084
Increase in accrued interest	154	526
Decrease in unearned revenue	--	(380)

Net cash flows from operating activities	(899)	(2,140)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan from shareholder	--	5,000

Net cash flows from financing activities	--	5,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(899)	2,860
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	3,077	4,466

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 2,178	$ 7,326

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

NOTE A — SUMMARY OF ACCOUNTING POLICIES

Management’s Representation of Interim Financial Information

SIN Holdings, Inc. has prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003 included in the Annual Report on Form 10-KSB for the year then ended.

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

No impairment was recorded in the first three months ended March 31, 2004.

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

March 31, 2004

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the quarters ended March 31, 2004 and 2003, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

NOTE B – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of March 31, 2004, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 30,000,000 shares of common stock. During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of March 31, 2004, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

NOTE C – RELATED PARTY TRANSACTIONS

When the Company purchased the sole proprietorship on December 1, 2000, it entered into a Profit Participation Agreement with Stan Mingus, the seller. The Profit Participation Agreement provided for Senior-Inet to pay Mr. Mingus the sum of $32,000 in cash upon our realization of gross revenues of at least $400,000 during any consecutive 12-month period during the three-year term of the agreement through November 30, 2003. The Company did not reach its benchmark of $400,000 in a consecutive 12-month period prior to the termination date of the Profit Participation Agreement. As of March 31, 2004, the terms of the Profit Participation Agreement have expired. The Company has no continuing obligation to Mr. Mingus.

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

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

The Company has an unsecured note payable to Desert Bloom Investments, Inc., a shareholder, due on November 30, 2004, unless extended at the option of the shareholder. The note bears no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

The Company has three unsecured notes payable, totaling $10,500 to Desert Bloom Investments, Inc., a shareholder, due between June 2004 and March 2005, unless extended at the option of the shareholder. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

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

NOTE D – INCOME TAXES

The Company has net operating loss carryforwards of approximately $45,000 expiring between the years 2020 and 2023. The tax benefit of these net operating losses, which totals approximately $6,750, has been offset by a full allowance for realization.

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

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes. The maturity date of the promissory notes is three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. As of March 31, 2004, accrued interest on these notes totaled approximately $531.

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

Steve S. Sinohui, the sole executive officer and director and the controlling shareholder of SIN Holdings and the President, the Secretary, the Treasurer and the sole director of Senior-Inet, is employed on a part time basis by both companies. During the next three months, the Company’s President will be the sole sales person for the Company while we attempt to secure new subscribers. Thereafter, the Company will bring on sales consultants as it is able to support financially such sales people. Mr. Sinohui has background experience that enables him to effectively market our web site and manage the Company. Although Mr. Sinohui has agreed to donate his services to the Company, we intend to compensate Mr. Sinohui with sales commissions on each subscriber he enrolls. The Company plans to pay Mr. Sinohui a commission equal to 20% of the gross annualized contract value from each new subscriber, payable monthly over the term of the subscriber’s agreement with the Company.

Except for part time marketing and sales employees and consultants as needed, we do not intend to employ any individuals other than Mr. Sinohui and Senior-Inet does not anticipate the full time employment of any individuals.

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2003 and has not been profitable during the first three months of 2004.

Three Month Periods Ended March 31, 2004 and 2003

The Company had $570 in revenue from continuing operations for the three-month period ended March 31, 2004 and revenue of $665 for the same three-month period in 2003.

General and administrative expenses for the three-month periods ended March 31, 2004 were $3,478 compared to $4,570 for the same period in 2003. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting and auditing costs.

Because of the foregoing factors, the Company realized a net loss of $3,439 for the three months ended March 31, 2004 as compared to net loss of $4,437 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had assets consisting of $2,178 cash on hand, accounts receivable of $190 and prepaid taxes of $90 for total current assets of $2,458. Current liabilities consisted of accounts payable of $2,551, a note payable to a shareholder of $12,000 and unearned revenue of $190 for total current liabilities of $14,741.

The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

During the last two fiscal years, the Company has received four loans totaling $12,000 from Desert Bloom Investments, Inc., the controlling stockholder of the Company, which is owned by Mr. Sinohui, the President. A note in the amount of $5,000 note which became due on March 28, 2004 was extended for another year by Desert Bloom Investments, Inc. The Company anticipates that the $3,000 note due on June 24, 2004 will be renewed and extended as well.

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

ITEM 3. CONTROLS AND PROCEDURES

     a. Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer who is also the principal accounting officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, he has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the company (including consolidated subsidiaries) required to be included in reports filed or submitted under the Exchange Act.

     b. Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

31.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIN HOLDINGS, INC.

Date: May 11, 2004

/s/ Steve S. Sinohui Steve S. Sinohui, President