Form 10QSB
period 2004-09-30
SIN HOLDINGS INC
filed 2004-10-29
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Common stock, $.001 par value: 7,278,000 shares as of October 29, 2004.

FORM 10-QSB
SIN HOLDINGS, INC.

INDEX

Page
PART I. Financial Information
Item I. Financial Statements (unaudited)	3
Consolidated Balance Sheets, September 30, 2004 (unaudited)
and December 31, 2003	4
Unaudited Consolidated Statements of Operations for the three months
Ended September 30, 2004 and 2003	5
Unaudited Consolidated Statements of Operations for the nine months
Ended September 30, 2004 and 2003	6
Unaudited Consolidated Statements of Cash Flows, for the nine months
ended September 30, 2004 and 2003	7
Notes to Financial Statements	8
Item II. Management’s Discussion and Analysis of Financial Condition	11
Item III. Controls and Procedures	13
PART II. Other Information
Item 6. Exhibits and Reports on Form 8-K	14
Signatures	15

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

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2004 (Unaudited)	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,037	$ 3,077
Accounts receivable - web subscriptions	285	315

Total current assets	1,322	3,392
LONG TERM ASSETS
Equipment	992	992
Less accumulated depreciation	(992)	(992)

Total long term assets	--	--
OTHER ASSETS
Goodwill (Net of accumulated amortization of $616 for the
periods ending September 30, 2004 and December 31,
2003, respectively)	5,071	5,071

TOTAL ASSETS	$ 6,393	$ 8,463

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	75	425
Loan from shareholder	15,000	12,000
Accrued interest - offering	1,599	--
Notes payable - offering	20,022	--
Unearned revenue	190	190

Total current liabilities	36,886	12,615
LONG TERM LIABILITIES
Accrued interest - offering	--	377
Notes payable - offering	--	20,022

Total long term liabilities	--	20,399

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 100,000 shares issued and outstanding at
September 30, 2004 and December 31, 2003, respectively	100	100
Common stock, $0.001 par value; 30,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at September 30, 2004 and December 31, 2003, respectively	7,278	7,278
Additional paid-in capital	10,411	9,736
Accumulated deficit	(48,282)	(41,665)

Total Stockholders’ Deficit	(30,493)	(24,551)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 6,393	$ 8,463

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For the Three Months Ended
	September 30, 2004	September 30, 2003
REVENUES
Net subscriptions	$ 570	$ 570

EXPENSES
Bank service charges	69	14
Dues and sbuscriptions	--	--
Depreciation	--	83
ISP	300	300
Miscellaneous	225	258
Professional fees	654	1,041
Rent	225	225
Transfer fees	260	225

Operating expenses	1,733	2,146

LOSS FROM OPERATIONS	(1,163)	(1,576)

OTHER INCOME (EXPENSE)
Interest expense
Finance charge	--	(9)
Loan interest	(537)	(537)
Interest income	--	--

	(537)	(546)

NET LOSS BEFORE TAXES	(1,700)	(2,122)

INCOME TAX EXPENSE	--	30

NET LOSS	$ (1,700)	$ (2,152)

NET INCOME PER SHARE - BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003
REVENUES
Net subscriptions	$ 1,710	$ 1,805

EXPENSES
Bank service charges	197	49
Dues and sbuscriptions	--	50
Depreciation	--	248
ISP	900	900
Miscellaneous	840	1,239
Professional fees	3,282	4,305
Rent	675	675
Transfer fees	735	700

Operating expenses	6,629	8,166

LOSS FROM OPERATIONS	(4,919)	(6,361)

OTHER INCOME (EXPENSE)
Interest expense
Finance charge	(98)	(104)
Loan interest	(1,599)	(1,593)

Interest income	--	9

	(1,698)	(1,688)

NET LOSS BEFORE TAXES	(6,617)	(8,049)

INCOME TAX EXPENSE	--	30

NET LOSS	$ (6,617)	$ (8,079)

NET INCOME PER SHARE - BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,617)	$(8,079)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Depreciation	--	248
Rent	675	675
Decrease in accounts receivable	30	760
Increase (decrease) in accounts payable	(350)	(2,407)
Increase (decrease) in accrued interest	1,222	337
Decrease in unearned revenue	--	(380)

Net cash flows from operating activities	(5,040)	(8,846)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan from shareholder	3,000	8,000

Net cash flows from financing activities	3,000	8,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(2,040)	(846)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	3,077	4,466

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 1,037	$ 3,620

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$ --	$ 30

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

No impairment was recorded in the first nine months ended September 30, 2004.

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

September 30, 2004

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the nine months ended September 30, 2004 and 2003, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

NOTE B – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of September 30, 2004, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 30,000,000 shares of common stock. During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of September 30, 2004, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

NOTE C – RELATED PARTY TRANSACTIONS

When the Company purchased the sole proprietorship on December 1, 2000, it entered into a Profit Participation Agreement with Stan Mingus, the seller. The Profit Participation Agreement provided for Senior-Inet to pay Mr. Mingus the sum of $32,000 in cash upon our realization of gross revenues of at least $400,000 during any consecutive 12-month period during the three-year term of the agreement through November 30, 2003. The Company did not reach its benchmark of $400,000 in a consecutive 12-month period prior to the termination date of the Profit Participation Agreement. As of September 30, 2004, the terms of the Profit Participation Agreement have expired. The Company has no continuing obligation to Mr. Mingus.

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

The Company has five unsecured notes payable, totaling $15,000 to Desert Bloom Investments, Inc., a shareholder. The five notes in the principal amounts of $1,500, $2,500, $5,000, $3,000 and $3,000 are due on November 30, 2004, December 31, 2004, March 27, 2005, June 25, 2005 and July 9, 2005, respectively, unless extended at the option of the shareholder. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

NOTE D – INCOME TAXES

The Company has net operating loss carryforwards of approximately $48,200 expiring between the years 2020 and 2023. The tax benefit of these net operating losses, which totals approximately $7,230, has been offset by a full allowance for realization.

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

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes. The maturity date of the promissory notes is three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. As of September 30, 2004 accrued interest on these notes totaled approximately $1,599.

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2003 and has not been profitable during the first nine months of 2004.

Three Month Periods Ended September 30, 2004 and 2003

The Company had $570 in revenue from continuing operations for the three-month period ended September 30, 2004 and revenue of $570 for the same three-month period in 2003.

General and administrative expenses for the three-month periods ended September 30, 2004 were $1,733 compared to $2,146 for the same period in 2003. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs.

Because of the foregoing factors, the Company realized a net loss of $1,700 for the three months ended September 30, 2004 as compared to net loss of $2,122 for the same period in 2003.

Nine Month Periods Ended September 30, 2004 and 2003

The Company had $1,710 in revenue from continuing operations for the nine-month period ended September 30, 2004 and revenue of $1,805 for the same nine-month period in 2003.

General and administrative expenses for the nine-month periods ended September 30, 2004 were $6,629 compared to $8,166 for the same period in 2003. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting and auditing costs.

Because of the foregoing factors, the Company realized a net loss of $6,617 for the nine months ended September 30, 2004 as compared to net loss of $8,049 for the same period in 2003.

   LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had assets consisting of $1,037 cash on hand and accounts receivable of $285 for total current assets of $1,322. Current liabilities consisted of accounts payable of $75, a note payable to a shareholder of $15,000, offering notes payable and accrued interest of $21,621 and unearned revenue of $190 for total current liabilities of $36,886.

The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

During the last two fiscal years, the Company has received five loans totaling $15,000 from Desert Bloom Investments, Inc., the controlling stockholder of the Company, which is owned by Mr. Sinohui, the President. A note in the amount of $5,000 note which became due on March 28, 2004 and a note in the amount of $3,000 which became due on June 25, 2004 were extended for another year by Desert Bloom Investments, Inc. The three remaining notes in the principal amounts of $1,500, $2,500 and $3,000 are due on November 30, 2004, December 31, 2004 and July 9, 2005, respectively, unless extended at the option of the shareholder. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIN HOLDINGS, INC.

Date: October 29, 2004

/s/ Steve S. Sinohui Steve S. Sinohui, President