Form 10KSB
period 2004-12-31
SIN HOLDINGS INC
filed 2005-03-16
CIK 1140414

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

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

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer’s revenues for the fiscal year ended December 31, 2004, were $2,280.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 15, 2005: Common Stock, par value $0.001 per share — $0.00 as there is no public market for the Common Stock. As of March 15, 2005, the Company had 7,278,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format:   Yes   [   ]   No   [X}

FORM 10-KSB
SIN HOLDINGS, INC.
INDEX

	Page
PART I
Item 1. Description of Business	3
Item 2. Description of Property	8
Item 3. Legal Proceedings	8
Item 4. Submission of Matters to a Vote of Security Holders	8
PART II
Item 5. Market for Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities	8
Item 6. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	9
Item 7. Financial Statements	10
Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosures	10
Item 8A. Controls and Procedures	10
Item 8B. Other Information	12
PART III
Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act	10
Item 10. Executive Compensation	12
Item 11. Security Ownership of Certain Beneficial Owners and
Management	12
Item 12. Certain Relationships and Related Transactions	13
Item 13. Exhibits and Reports on Form 8-K	13
Item 14. Principal Accountant Fees and Services	14
Financial Statements pages	F-1 to	F-10
Signatures	16
Certifications	17

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

Item 1. Description of Business

SIN Holdings, Inc. and our wholly owned subsidiary, Senior-Inet, Inc. (the “Company”), were both organized under the laws of the State of Colorado on November 27, 2000. SIN Holdings, Inc. is 82.44% owned by Desert Bloom Investments, Inc., a Colorado corporation owned by our President, Steve Sinohui. We conduct all our business through Senior-Inet, Inc. (“Senior-Inet”).

The Company owns and operates www.senior-inet.com , a web portal for senior resources. Our portal lists service providers categorically by geographic location, allowing users to access information quickly and efficiently. Presently, we list resources in 10 cities in Colorado and in Houston, Texas. We designed our portal so that users could gather information from a variety of companies offering the same service. We developed our current network of senior service providers with the assistance of local agencies serving senior citizens, through telephone listings and other web sites. Our portal provides seniors access to information concerning the following categories:

°	Adult day care;
°	Alzheimer‘s care;
°	Banking;
°	Care management;
°	Funeral services;
°	Health care;
°	Hospice care;
°	Housing, including retirement, assisted living and skilled nursing;
°	Rehabilitation;
°	Senior Centers; and
°	Travel Services.

We derive revenues from

°	linking senior resource provider sites to our portal
°	the development of web pages for senior resource providers, and
°	banner and box advertisements.

In each geographic area where we operate, we develop a list of senior resources in that area. We then ascertain whether or not those providers already have an Internet presence. If they do, we contact the providers and offer them the opportunity to attach a link from our portal to their web site. Even though the customer may have a web site already, having a listing on a senior resource network (such as Senior-Inet) improves their exposure. Our customers pay a monthly listing fee to link their sites to our portal.

If the provider does not have an Internet presence, we offer to create a web page on our portal for them. By developing an Internet presence for the provider, we provide them the opportunity to cost effectively and efficiently introduce their sales and marketing materials to a wider base of prospective clients. If the senior service provider elects to purchase a web page, we enter into a six or 12-month contract with the provider that includes the initial design cost of the web page and a monthly fee for maintenance of the page.

We also offer annual contracts for banner and box advertisements for our home page and each of the community and category pages. To date, we have not sold any advertisements on our site nor do we have any contracts for such advertisements. We have furnished one banner ad on our site to AARP for no charge.

The sale of web pages that we designed and maintain for providers listed on our site, and limited ongoing fees for linking those sites, have accounted for all of our revenues. Currently, we have month-to-month contracts with an assisted living care facility in Colorado Springs and an assisted living facility in Denver; we do not have contracts with any of the other facilities or services listed on our website. We intend to continue to attempt to increase the number of paying subscribers in the 11 cities in which we now list senior service providers, as well as to increase the number of cities in Colorado for which we provide listings.

Competition

There are many senior-oriented sites on the Internet, including those offering products targeting the senior market, housing information sites, senior chat rooms, senior computer discussion groups, numerous health information sites and sites that provide references to these sites. However, there are, to our knowledge, a relatively limited number of portals on the Internet for services targeted to senior citizens. Some of these sites are extensions of a printed state or local business directory for seniors. We are not aware of any web site that provides information on as many types of senior services or is organized by geographic location like our site.

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

Strategy

Our original intent was to grow the Company slowly by increasing the number of providers as well as geographic locations on our portal. We had planned to do that solely through the efforts of our President, Steve Sinohui, who provides services on a part-time basis. However, over the last year, Mr. Sinohui’s time has been divided between a variety of projects, including the Company, and he has not been able to afford the Company the attention it needs to substantially increase its subscriber base. We now intend to bring on independent contractors as sales people to increase our subscriber base. We intend to compensate the contractors based upon performance.

Our growth strategy is simple. We plan to increase the number of subscriptions by senior service providers listing on our site as well as to increase the number of cities for which we provide listings. Currently, we are focusing our marketing efforts on Colorado since we can increase our presence and begin to build brand awareness without incurring substantial increases in our operating expenses. As our capital resources permit, we plan to expand our listings in other geographic regions. However, when we attempt to expand into additional markets, our operating costs will increase and we will probably incur losses from operations until we have grown revenue to a level well in excess of our marketing and selling expenses. Presently, our monthly operating expenses are limited and we plan to increase the number of subscribers in Colorado without materially increasing our expenses. We can give no assurances regarding these plans and you should not expect that we will achieve them.

Marketing Strategy

Our primary method of marketing our site and driving traffic is to forge relationships with senior service providers who have an online presence. We intend to seek strategic relationships with related web sites and other portals that can drive senior traffic to our site. These entities would include such well-known sites as, but are not limited to, American Association of Retired Persons, National Counsel of Senior Citizens, SeniorCom, Senior-Site.com, ElderCarelink.com, Government Guide – Assistance for Seniors, the Senior Citizen’s Bureau, the Senior Citizens League, SeniorNet and Ages and Stages Community. We perform a monthly update of our web address and related keywords and phrases on each of the Internet search engines that includes our site in its search capabilities.

Subsidiary

SIN Holdings has one wholly owned subsidiary, Senior-Inet, that was incorporated in the State of Colorado on November 27, 2000, also the date of SIN Holdings’ organization. We conduct all of our operations through Senior-Inet, including the maintenance and operation of our web site located at www.senior-inet.com. On December 1, 2000, Senior-Inet, Inc. acquired all of the assets of a sole proprietorship (the “Proprietorship”), also named “Senior-Inet,” for $5,000 in cash and the assumption of certain liabilities. Stan Mingus owned and operated the Proprietorship from May 1, 1996, until its acquisition by Senior-Inet, Inc. At the time of purchase, we entered into a Profit Participation Agreement with Stan Mingus, the seller. The Profit Participation Agreement provided for Senior-Inet to pay Mr. Mingus the sum of $32,000 in cash upon our realization of gross revenues of at least $400,000 during any consecutive 12-month period during the three-year term of the agreement through November 30, 2003. Since the Company did not reach the $400,000 benchmark by November 30, 2003, the Company is not liable to Mr. Mingus and the Agreement has expired.

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

Except for contract sales employees and consultants as needed, we do not intend to employ any individuals other than Mr. Sinohui and Senior-Inet does not anticipate the full time employment of any individuals.

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

We expended no funds for research and development during our last fiscal year ended December 31, 2004, and we do not expect to incur any expenses for research and development this year.

Risk Factors

The Company’s business is subject to many risks, including the following:

We Have Realized Very Limited Revenues and Earnings To Date and We May Not Be Able to Achieve Meaningful Revenues or Earnings in the Future. Senior-Inet has been operational since December 1, 2000 and we have yet to achieve meaningful revenue and earnings. SIN Holdings and Senior-Inet, together, realized revenues of $2,280 for the year ended December 31, 2004 and $2,375 for the year ended December 31, 2003. We had a net loss of $8,548 for the year ended December 31, 2004 and a net loss of $10,188 for the year ended December 31, 2003. There can be no assurance that we will realize a meaningful increase in our revenues or earnings in the future from providing a database of resources for senior citizens on the Internet.

We Have Limited Assets and Working Capital and Minimal Shareholders’ Equity and We May Not Be Able to Continue in Operation without the Infusion of Additional Capital. As of December 31, 2004, we had total assets of $5,938, including $582 in cash and cash equivalents and $5,071 of intangible assets net of accumulated amortization. Our total shareholders’ equity was ($32,199) as of December 31, 2004. Accordingly, we have very limited assets, including working capital and financial resources. Our financial condition may not improve.

We Expect to Continue to Incur Losses Through the First Half of 2005. We have achieved limited revenue from operations and have incurred losses during 2003 and 2004. We may not a sufficient number of subscribers to be linked to our website, or other revenue-producing advertising to generate sufficient revenue to operate profitably. Our selling, general and administrative expenses decreased approximately $1,650 during 2004, compared to the year earlier period. However, we do anticipate our operating expenses increasing during 2005 due to increased costs associated with adding new subscribers. We expect to incur operating losses through the first half of 2005, and possibly longer, and that our losses may grow unless we increase our revenue from levels we have experienced in 2004.

Because We May Need to Raise Additional Funds and These Funds May Not Be Available to Us When We Need Them, We May Need to Change Our Business Plan, Sell or Merge Our Business or Face Bankruptcy. On February 19, 2002, the Company closed an offering of Units each consisting of one three-year promissory note in the principal amount of $94 with simple interest at 10.64% per annum, plus 6,000 shares of common stock offered at par value of $0.001 per share (an aggregate price of $6.00 for the 6,000 shares and $100 for each Unit). The Company received total proceeds of $21,300. This offering provided the Company with sufficient capital to operate for 12 months while we attempted to add subscribers and increase our cash flow. The Company has required additional capital since then to continue operating. Funds have been provided from SIN Holding’s controlling shareholder, Desert Bloom Investments, Inc., in the form of short-term loans. If we are unable to increase revenues over the next three months, we will require additional operating capital. Additional capital may not be available to us on favorable terms when required, or at all. Whether or not this additional financing is available to us, we plan to utilize the part time services of our President to market to potential customers and gradually increase the subscriber base, sell or merge our business or face bankruptcy. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing shareholders and our issuance of debt securities could increase the risk or perceived risk of our company.

We Do Not Expect to Increase Our Revenues and Earnings Significantly Until We Obtain Orders for Web Sites and Advertisements from Senior Service Providers. Our services are presently limited to selling and developing advertisements and web sites that are linked to our network of providers of senior services of 12 different types of services in two geographical areas. These two areas include ten cities in Colorado and Houston, Texas. Over the next 12 months, we plan to increase our customer base in the cities in which we currently list. We also plan of expand our listings to include additional cities throughout Colorado. We do not expect to increase our revenues or earnings significantly until and unless we increase the number of subscribers to our services.

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

The Limited Time Commitment or the Loss of the Services of Steve S. Sinohui, the Sole Executive Officer and Director of SIN Holdings and the Sole Director and an Executive Officer of Senior-Inet, Could Have a Negative Impact on Our Business. We have no personnel except Steve S. Sinohui, President, Secretary, Treasurer and the sole director of SIN Holdings and Senior-Inet. Mr. Sinohui is employed by SIN Holdings and Senior-Inet on a part- time basis. Mr. Sinohui plans devote approximately 25% of his time and effort to the Company. For the foreseeable future, we have no plans to employ any management personnel in addition to Mr. Sinohui. Mr. Sinohui could leave without prior notice since he has no employment contract with the Company. If we lose the services of Mr. Sinohui, our business could be harmed seriously. We do not have “key person” life insurance policies covering Mr. Sinohui. Although Mr. Sinohui is associated with other firms involved in a range of business activities, we do not anticipate that there will be any conflicts of interest with regards to his performance of Company.

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

As of the date of this report, all outstanding shares may be transferred, including 6,000,000 shares of the Company’s common stock that are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain volume limitations in Rule 144. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three moth period a number of shares which does not exceed the greater of one percent of the then outstanding common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been, for the preceding three months, an affiliate of the Company. Accordingly, the aggregate 6,000,000 shares of common stock owned of record and beneficially by Desert Bloom Investments, Inc. became available for resale under Rule 144 commencing November 29, 2001, a period of one year from the date of their purchase from SIN Holdings. Transfer and resale of the shares of common stock will be subject, in addition to the federal securities laws, to the “Blue Sky” laws of each state in which the transfer or resale occurs.

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

Results of Operations

The Company was not profitable during the year ended December 31, 2004 and has not operated profitably since inception.

Fiscal 2004 Compared with Fiscal 2003

The Company had $2,280 in revenue from continuing operations for the year ended December 31, 2004 and revenue of $2,375 for the year ended December 31, 2003.

General and administrative expenses for the year ended December 31, 2004 were $8,593 compared to $10,338 for 2003. Expenses consisted of general corporate administration, rent, Internet service provider and computer expenses, legal and professional expenses and accounting and auditing costs. Higher expenses for the year ended December 31, 2003 were primarily due to increased accounting expenses.

Because of the foregoing factors, the Company realized a net loss of $8,548 for the year ended December 31, 2004 as compared to net loss of $10,188 for 2003.

Liquidity and Capital Resources

At December 31, 2004 the Company had assets consisting of $582 cash on hand and accounts receivable of $285 for total current assets of $867. Current liabilities consisted of accounts payable of $425, notes payable to a shareholder of $17,500 and unearned revenue of $190 for total current liabilities of $18,115.

During the last three fiscal years, the Company has received loans totaling $17,500 from Desert Bloom Investments, Inc., the controlling stockholder of the Company, which is owned by Mr. Sinohui, the President. Presently, the Company lacks financial resources to repay these obligations as they mature during the coming year. The Company anticipates that the loans will be renewed and extended in the event the Company is unable to repay the debt at maturity. The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

Additionally, on February 19, 2002, the Company closed an offering of Units each consisting of one three-year promissory note in the principal amount of $94. The Company sold 213 Units consisting of promissory notes aggregating $20,022. These notes become due on February 19, 2005. As of the date of this filing, the Company had entered into extension agreements with all but four of the Note Holders. The Note Holders agreed to extend the notes until February 19, 2007. Under the terms of the extension, the Company will continue to pay interest at 10.64% per year. The Company will repay the four Note Holders that did not return their extension agreements. The aggregate amount due to these Note Holders is $376.

Over the next 12 months, we plan to expand our listings in the 11 cities in which we have developed lists and to increase the number of cities in Colorado for which we provide listings of providers of senior services. While Mr. Sinohui will be the primary sales person for the Company, we intend to bring on commissioned sales agents to increase our subscriber base. Additionally we will need to establish strategic relationships with related web sites and portals that can drive senior traffic to our site.

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

Item 7. Financial Statements

Financial statements for the years ended December 31, 2004 and 2003 are presented in a separate section of this report following Section 14.

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

Item 8B. Other Information.   Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and officers of the Company are as follows:

Name	Age	Position
Steve S. Sinohui	56	Director, President, Secretary and
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

Audit Committee Financial Expert. We do not have an audit committee financial expert sitting on or Board of Directors, and we do not have an audit committee of the Board of Directors.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Common	Desert Bloom Investments, Inc.	6,000,000		82.44%
	3225 S. Garrison, Unit 21
	Lakewood, CO 80227

Preferred	Desert Bloom Investments, Inc.	100,000		100.00%
	3225 S. Garrison, Unit 21
	Lakewood, CO 80227

Common	Steve Sinohui	6,000,000	(1)	82.44%

Preferred	Steve Sinohui	100,000	(1)	100.00%

_____________________

(1)

Desert Bloom Investments, Inc. owns 6,000,000 shares of the 7,278,000 shares of issued and outstanding common stock and 100,000 (100%) shares of preferred stock of SIN Holdings. Steve Sinohui, the sole executive officer and director of SIN Holdings and Senior-Inet, is the sole shareholder and officer and director of Desert Bloom Investments, Inc., a Colorado corporation.

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

In 2001, Desert Bloom Investments, Inc., the controlling shareholder of the Company, made an unsecured note to the Company in the amount of $1,500. The note was due on November 30, 2004, unless otherwise extended. The note was extended until November 30, 2005. The note bears no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

In 2003, the Company received three additional loans from Desert Bloom Investments, Inc. — $5,000 in March, $3,000 in June and $2,500 in December. The notes were due on March 28, 2004, June 24, 2004 and December 30, 2004, unless otherwise extended. The notes were extended until March 28, 2005, June 24, 2005 and December 30, 2005. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

In 2004, the Company received two additional loans from Desert Bloom Investments, Inc. — $3,000 in July and $2,500 in November. The two loans are represented by unsecured notes payable to Desert Bloom Investments, Inc. and are due July 9, 2005 and November 15, 2005, unless extended at the option of the shareholder. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

Item 13. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

3.1	Articles of Incorporation*
3.2	Bylaws*
10.1	Business Purchase Agreement*
10.2	Profit Participation Agreement*
10.3	Promissory Note of Registrant dated March 28, 2003 to Desert Bloom Investments, Inc.
10.4	Promissory Note of Registrant dated June 25, 2003 to Desert Bloom Investments, Inc.
10.5	Promissory Note of Registrant dated December 31, 2003 to Desert Bloom Investments, Inc.
10.6	Promissory Note of Registrant dated July 9, 2004 to Desert Bloom Investments, Inc.

10.7	Promissory Note of Registrant dated November 15, 2004 to Desert Bloom Investments, Inc.
21	Subsidiaries of the Registrant*
31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to similar exhibits to amendment no 4 to Form 10-SB filed October 28, 2002.

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the year ended December 31, 2004.

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

Date Billed	Action	Fee
October 31, 2004	Review of Form 10QSB for September 30, 2004	$ 175.00
August 31, 2004	Review of Form 10QSB for June 30, 2004	$ 274.25
May 31, 2004	Review of Form 10QSB for March 31, 2004	$ 189.75
March 31, 2004	Audit of SIN Holdings at December 31, 2003	$ 2,100.00
November 30, 2003	Review Form 10QSB for September 30, 2003	$ 356.00
August 31, 2003	Review Form 10QSB for June 30, 2003	$ 601.50
May 31, 2003	Review Form 10QSB for March 31, 2003	$ 495.00
March 31, 2003	Audit of SIN Holdings at December 31, 2002	$ 2,000.00

     b.   Tax Fees. The Company was not billed in the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, tax planning or any other services. The Company prepared and filed its own tax returns.

FORM 10-KSB
SIN HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Income Statements	F-3

Consolidated Statement Of Stockholders’ Equity (Deficit)	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 to F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SIN Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of SIN Holdings, Inc. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated income statements, statement of stockholder’s equity (deficit), and statements of cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SIN Holdings, Inc. and Subsidiary as of December 31, 2004 and 2003, and the consolidated results of its operations, its changes in stockholder’s equity, and its cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado
February 5, 2005

PROFESSIONAL CORPORATION
/s/ COMISKEY & COMPANY

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and Cash Equivalents	582	3,077
Accounts Receivable	285	315

Total Current Assets	867	3,392
Long Term Assets
Equipment	992	992
Less Accumulated Depreciation	(992)	(992)

Total Long Term Assets	0	0
Other Assets
Goodwill (Net of accumulated amortization of $616)	5,071	5,071

Total Other Assets	5,071	5,071

TOTAL ASSETS	5,938	8,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	425	425
Loan from Shareholder	17,500	12,000
Notes Payable - Offering	376	0
Unearned Revenue	190	190

Total Current Liabilities	18,491	12,615

Long Term Liabilities
Loan from Shareholder
Accured Interest - Offering Notes	(0)	377
Notes Payable - Offering	19,646	20,022

Total Long Term Liabilities	19,646	20,399

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized; 100,000 shares issued and outstanding
at December 31, 2003 and 2002	100	100
Common Stock, $0.001 par value, 30,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at December 31, 2004 and 2003	7,278	7,278
Additional Paid In Capital	10,636	9,736
Retained Earnings	(50,213)	(41,665)

Total Equity	(32,199)	(24,551)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	5,938	8,463

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
REVENUES
Net Subscriptions	$ 2,280	$ 2,375
EXPENSES
Bank Service Charges	266	70
Dues and Subscriptions	0	50
Depreciation	0	305
ISP	1,200	1,200
Licenses and Permits	0	50
Miscellaneous	1,080	1,467
Professional Fees	3,837	5,021
Rent	900	900
Transfer Fees	1,310	1,275

Operating Expenses	8,593	10,338

Loss From Operations	(6,313)	(7,963)

OTHER INCOME (EXPENSE)
Finance Charges	(99)	(104)
Loan Interest	(2,136)	(2,130)
Interest Income	0	9

TOTAL OTHER INCOME (EXPENSE)	(2,235)	(2,225)

NET LOSS BEFORE INCOME TAXES	(8,548)	(10,188)
INCOME TAX EXPENSE	0	0

NET LOSS	($ 8,548)	($ 10,188)

NET INCOME PER SHARE	$ 0.0000	$ 0.0000
WEIGHTED AVERAGE SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock Number of Shares Amount		Preferred Stock Number of Shares Amount		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at
December 31, 2002	7,278,000	$7,278	100,000	$100	$ 8,836	$(31,477)	$(15,263)
Shareholder
Contributed Rent	--	--	--	--	900	--	900
Net (Loss) for
the Year Ended
December 31, 2003	--	--	--	--	--	(10,188)	(10,188)
Balance at
December 31, 2003	7,278,000	$7,278	100,000	$100	$ 9,736	$(41,665)	$(24,551)
Shareholder
Contributed Rent	--	--	--	--	900	--	900
Net (Loss) for
the Year Ended
December 31, 2004	--	--	--	--	--	(8,548)	(8,548)

Balance at
December 31, 2004	7,278,000	$7,278	100,000	$100	$ 10,636	$(50,213)	$(32,199)

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31 2004	For the year ended December 31 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($8,548)	($10,188)
Adjustments to reconcile net loss to net cash
Depreciation	0	305
Rent	900	900
(Increase) Decrease in Accounts Receivable	30	540
Increase (Decrease) in Accounts Payable	0	(2,667)
Increase (Decrease) in Unearned Revenue	0	(380)

Net Cash Flows from Operating Activities	(7,618)	(11,490)
CASH FLOWS FROM FINANCING ACTIVITIES
Accrued Interest on Notes Payable	(377)	(399)
Loan from Shareholders	5,500	10,500

Net Cash Flows from Financing Activities	5,123	10,101
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,495)	(1,389)
CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	$ 3,077	$ 4,466
END OF PERIOD	$ 582	$ 3,077

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

Description of Business

SIN Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on November 27, 2000. SIN Holdings, Inc. is 82.44% owned subsidiary of Desert Bloom Investments, Inc. Desert Bloom Investments, Inc.'s sole shareholder and director is also the sole director of SIN Holdings, Inc. (See Footnote C).

The Company was founded for the purpose of developing a web portal listing the providers of senior resources across the United States by the community in which those services are provided, thus enabling the seeker of these resources to be able to access this information in an easy manner without becoming sidetracked into non-relevant avenues on the World Wide Web.

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

No impairment was recorded in the fiscal year ending December 31, 2004.

Depreciation and Amortization

Depreciation on assets is recorded using the straight-line method over the estimated life of the asset, which is three years. The FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which provides, among other things, for the nonamortization of goodwill and intangible assets with indefinite useful lives. The Company adopted SFAS 142 effective January 1, 2002. Goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment using fair value measurement techniques upon adoption (January 1, 2002) and annually thereafter. The Company will perform its annual impairment review during the fourth quarter each year. During the fourth quarter of 2004, the Company completed its impairment review and determined that goodwill was not impaired.

NOTE A — SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on the Company’s financial statements.

Real Estate Time-Sharing Transactions

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67.” This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This Statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The initial application of SFAS No. 152 will have no impact on the Company’s financial statements.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

Stock Issued to Employees

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment.” This Statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The Company has not yet determined the impact of SFAS No. 123 (revised) on its financial statements.

Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

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

NOTE A — SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the year ended December 31, 2004, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

NOTE B — STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of December 31, 2004, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of December 31, 2004, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

NOTE C — RELATED PARTY TRANSACTIONS

When the Company purchased the sole proprietorship on December 1, 2000, it entered into a Profit Participation Agreement with Stan Mingus, the seller. The Profit Participation Agreement provided for Senior-Inet to pay Mr. Mingus the sum of $32,000 in cash upon our realization of gross revenues of at least $400,000 during any consecutive 12-month period during the three-year term of the agreement through November 30, 2003. The Company did not reach its benchmark of $400,000 in a consecutive 12-month period prior to the termination date of the Profit Participation Agreement. As of December 31, 2004, the terms of the Profit Participation Agreement have expired. The Company has no continuing obligation to Mr. Mingus.

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

In 2001, Desert Bloom Investments, Inc., the controlling shareholder of the Company, made an unsecured note to the Company in the amount of $1,500. The note was due on November 30, 2004, unless otherwise extended. The note was extended until November 30, 2005. The note bears no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

NOTE C — RELATED PARTY TRANSACTIONS (CONTINUED)

In 2003, the Company received three additional loans from Desert Bloom Investments, Inc. — $5,000 in March, $3,000 in June and $2,500 in December. The notes were due on March 28, 2004, June 24, 2004 and December 30, 2004, unless otherwise extended. The notes were extended until March 28, 2005, June 25, 2005 and December 31, 2005. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

In 2004, the Company received two additional loans from Desert Bloom Investments, Inc. — $3,000 in July and $2,500 in November. The two loans are represented by unsecured notes payable to Desert Bloom Investments, Inc. and are due July 9, 2005 and November 15, 2005, unless extended at the option of the shareholder. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

Although Mr. Sinohui has agreed to donate his services to the Company, we intend to compensate Mr. Sinohui with sales commissions on each subscriber he enrolls. The Company plans to pay Mr. Sinohui a commission equal to 20% of the gross annualized contract value from each new subscriber, payable monthly over the term of the subscriber's agreement with the Company. To date, the Company has not paid any commissions to Mr. Sinohui.

NOTE D — INCOME TAXES

The Company has net operating loss carryforwards of approximately $50,200 expiring between the years 2020 and 2024. The tax benefit of these net operating losses, which totals approximately $7,530, has been offset by a full allowance for realization. For the year ended December 31, 2004, the valuation allowance increased by $1,280.

NOTE E — CASH PAID FOR INTEREST AND INCOME TAXES

Cash paid for interest and income taxes is as follows:

	2004	2003
Interest payments	$ 2,612	$ 2,463
Income taxes	$ 0	$ 30
Total	$ 2,612	$ 2,463

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

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes. The maturity date of the promissory notes is three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. As of December 31, 2004, the Company owed no interest on the notes.

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

NOTE F — OFFERING OF DEBT AND EQUITY SECURITIES (CONTINUED)

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

NOTE G – SUBSEQUENT EVENTS

The maturity date of the above mentioned promissory notes is February 19, 2005. On February 5, 2005, the Company entered into extension agreements with all but four of the Note Holders to extend the notes until February 19, 2007. Under the terms of the extension, the Company will continue to pay interest at 10.64% per year. The Company will repay the four Note Holders that did not return their extension agreements. The aggregate amount due to these Note Holders is $376.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                       SIN HOLDINGS, INC.

Date:           March 16, 2005                                       By /s/ Steve S. Sinohui
                                                                                               Steve S. Sinohui, President