Form 10QSB
period 2005-03-31
SIN HOLDINGS INC
filed 2005-05-04
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Common stock, $.001 par value: 7,278,000 shares as of May 3, 2005.

FORM 10-QSB
SIN HOLDINGS, INC.

INDEX

Page
PART I. Financial Information
Item I. Financial Statements (unaudited)	3
Consolidated Balance Sheets, March 31, 2005 (unaudited)
and December 31, 2004	4
Unaudited Consolidated Statements of Operations for the three months
Ended March 31, 2005 and 2004	5
Unaudited Consolidated Statements of Cash Flows, for the three months
ended March 31, 2005 and 2004	6
Notes to Financial Statements	7
Item II. Management’s Discussion and Analysis of Financial Condition	10
Item III. Controls and Procedures	12
PART II. Other Information
Item 6. Exhibits and Reports on Form 8-K	13
Signatures	14

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

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	March 31, 2005 (Unaudited)	December 31, 2004
CURRENT ASSETS
Cash and cash equivalents	$ 2,103	$ 582

Accounts receivable - web subscriptions	380	285

Total current assets	2,483	867
LONG TERM ASSETS

Equipment	992	992

Less accumulated depreciation	(992)	(992)

Total long term assets	--	--
OTHER ASSETS
Goodwill (Net of accumulated amortization of $616 for the
periods ending March 31, 2005 and December 31, 2004,
respectively)	5,071	5,071

TOTAL ASSETS	$ 7,554	$ 5,938

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES

Accounts payable	325	425

Loan from shareholder	22,500	17,500

Notes Payable - Offering	94	376

Unearned revenue	190	190

Total current liabilities	23,109	18,491
LONG TERM LIABILITIES

Accrued interest - offering	520	--

Notes payable - offering	19,740	19,646

Total long term liabilities	20,260	19,646

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 100,000 shares issued and outstanding at
March 31, 2005 and December 31, 2004, respectively	100	100
Common stock, $0.001 par value; 30,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at March 31, 2005 and December 31, 2004, respectively	7,278	7,278

Additional paid-in capital	10,861	10,636

Accumulated deficit	(54,054)	(50,213)

Total Stockholders’ Deficit	(35,815)	(32,199)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 7,554	$ 5,938

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	March 31, 2005	March 31, 2004
REVENUES
Net subscriptions	$ 570	$ 570
EXPENSES

Bank service charges	51	53

ISP	300	300

Miscellaneous	515	376

Professional fees	2,546	2,274

Rent	225	225

Transfer fees	250	250

Operating expenses	3,887	3,478

LOSS FROM OPERATIONS	(3,317)	(2,908)

OTHER INCOME (EXPENSE)
Interest expense

Finance charge	--	--

Loan interest	(524)	(531)

Interest income	--	--

	(524)	(531)

NET LOSS BEFORE TAXES	(3,841)	(3,439)

INCOME TAX EXPENSE	--	--

NET LOSS	$ (3,841)	$ (3,439)

NET INCOME PER SHARE - BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,841)	$(3,439)
Adjustments to reconcile net loss to net cash
flows from operating activities:

Depreciation	--	--

Rent	225	225

(Increase) decrease in accounts receivable	(95)	125

Increase in prepaid expenses	--	(90)

Increase (Decrease) in accounts payable	(100)	2,126

Increase in accrued interest	520	154

Decrease in unearned revenue	--	--

Net cash flows from operating activities	(3,291)	(899)
CASH FLOWS FROM FINANCING ACTIVITIES

Principal Repayment of Notes	(188)

Loan from shareholder	5,000	--

Net cash flows from financing activities	4,812	--

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,521	(899)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	582	3,077

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 2,103	$ 2,178

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

NOTE A — SUMMARY OF ACCOUNTING POLICIES

Management’s Representation of Interim Financial Information

SIN Holdings, Inc. has prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2004 included in the Annual Report on Form 10-KSB for the year then ended.

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

No impairment was recorded in the first three months ended March 31, 2005.

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

March 31, 2005

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the three months ended March 31, 2005 and 2004, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

NOTE B – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of March 31, 2005, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 30,000,000 shares of common stock. During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of March 31, 2005, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

NOTE C – RELATED PARTY TRANSACTIONS

When the Company purchased the sole proprietorship on December 1, 2000, it entered into a Profit Participation Agreement with Stan Mingus, the seller. The Profit Participation Agreement provided for Senior-Inet to pay Mr. Mingus the sum of $32,000 in cash upon our realization of gross revenues of at least $400,000 during any consecutive 12-month period during the three-year term of the agreement through November 30, 2003. The Company did not reach its benchmark of $400,000 in a consecutive 12-month period prior to the termination date of the Profit Participation Agreement. As of March 31, 2005, the terms of the Profit Participation Agreement have expired. The Company has no continuing obligation to Mr. Mingus.

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

March 31, 2005

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

In 2003, the Company received three additional loans from Desert Bloom Investments, Inc. — $5,000 in March, $3,000 in June and $2,500 in December. The notes were due on March 28, 2004, June 24, 2004 and December 30, 2004, unless otherwise extended. The notes were extended until March 28, 2006, June 25, 2005 and December 31, 2005. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

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

In January of 2005, the Company received a loan for $5,000 from Desert Bloom Investments, Inc. The loan is represented by an unsecured note payable to Desert Bloom Investments, Inc. and is due January 25, 2006, unless extended at the option of the shareholder. The note bears no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

NOTE D – INCOME TAXES

The Company has net operating loss carryforwards of approximately $54,000 expiring between the years 2020 and 2024. The tax benefit of these net operating losses, which totals approximately $8,100, has been offset by a full allowance for realization.

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

The maturity date of the above mentioned promissory notes was February 19, 2005. On February 5, 2005, the Company entered into extension agreements with all but three of the Note Holders to extend the notes until February 19, 2007. Under the terms of the extension, the Company will continue to pay interest at 10.64% per year. The Company has repaid two of the Note Holders that did not return their extension agreements.

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2004 and has not been profitable during the first three months of 2005.

Three Month Periods Ended March 31, 2005 and 2004

The Company had $570 in revenue from continuing operations for the three-month period ended March 31, 2005 and revenue of $570 for the same three-month period in 2004.

General and administrative expenses for the three-month period ended March 31, 2005 were $3,887 compared to $3,478 for the same period in 2004. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs.

Because of the foregoing factors, the Company realized a net loss of $3,317 for the three months ended March 31, 2005 as compared to net loss of $2,908 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had assets consisting of $2,103 cash on hand and accounts receivable of $380 for total current assets of $2,483. Current liabilities consisted of accounts payable of $325, a note payable to a shareholder of $22,500, offering notes payable of $94 and unearned revenue of $190 for total current liabilities of $23,109.

The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

The Company has received a total of seven loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $22,500. All of the notes are due one year from issuance, unless extended. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. To date, the shareholder has extended all the notes so that they mature at various dates throughout 2005 and 2006. In fact, a note in the amount of $5,000 due March 28, 2005 was extended until March 28, 2006. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2000	$1,500	November 30, 2005
March 28, 2003	$5,000	March 28, 2006
June 25, 2003	$3,000	June 25, 2005
December 31, 2003	$2,500	December 31, 2005
July 9, 2004	$3,000	July 9, 2005
November 15, 2004	$2,500	November 15, 2005
January 25, 2005	$5,000	January 25, 2006

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

     (b)   Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIN HOLDINGS, INC.

Date: May 3, 2005

/s/ Steve S. Sinohui Steve S. Sinohui, President