Form 10QSB
period 2005-06-30
SIN HOLDINGS INC
filed 2005-07-14
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Common stock, $.001 par value: 7,278,000 shares as of July 12, 2005.

FORM 10-QSB
SIN HOLDINGS, INC.

INDEX

Page
PART I. Financial Information
Item I. Financial Statements (unaudited)	3
Consolidated Balance Sheets, June 30, 2005 (unaudited)
and December 31, 2004	4
Unaudited Consolidated Statements of Operations for the three months
Ended June 30, 2005 and 2004	5
Unaudited Consolidated Statements of Operations for the six months
Ended June 30, 2005 and 2004	6
Unaudited Consolidated Statements of Cash Flows, for the six months
Ended June 30, 2005 and 2004	7
Notes to Financial Statements	8
Item II. Management’s Discussion and Analysis of Financial Condition	13
Item III. Controls and Procedures	17
PART II. Other Information
Item 6. Exhibits and Reports on Form 8-K	17
Signatures	18

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

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 734	$ 582
Accounts receivable - web subscriptions	380	285

Total current assets	1,114	867
LONG TERM ASSETS
Equipment	992	992
Less accumulated depreciation	(992)	(992)

Total long term assets	--	--
OTHER ASSETS
Goodwill (Net of accumulated amortization of $616 for the
periods ending June 30, 2005 and December 31, 2004,
respectively)	5,071	5,071

TOTAL ASSETS	$ 6,185	$ 5,938

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	75	425
Loan from shareholder	22,500	17,500
Accrued interest - offering	1,046	--
Notes payable - offering (current portion)	--	376
Unearned revenue	190	190

Total current liabilities	23,811	18,491
LONG TERM LIABILITIES
Accrued interest - offering	--	--
Notes payable - offering	19,834	19,646

Total long term liabilities	19,834	19,646

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 100,000 shares issued and outstanding at
June 30, 2005 and December 31, 2004, respectively	100	100
Common stock, $0.001 par value; 30,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at June 30, 2005 and December 31, 2004, respectively	7,278	7,278
Additional paid-in capital	11,086	10,636
Accumulated deficit	(55,924)	(50,213)

Total Stockholders’ Deficit	(37,460)	(32,199)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 6,185	$ 5,938

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For the Three Months Ended
	June 30, 2005	June 30, 2004
REVENUES
Net subscriptions	$ 570	$ 570

EXPENSES
Bank service charges	33	69
ISP	300	300
Miscellaneous	243	239
Professional fees	887	354
Rent	225	225
Transfer fees	225	225

Operating expenses	1,913	1,412

LOSS FROM OPERATIONS	(1,343)	(842)

OTHER INCOME (EXPENSE)
Interest expense
Finance charge	--	(98)
Loan interest	(527)	(531)
Interest income	--	--

	(527)	(629)

NET LOSS BEFORE TAXES	(1,870)	(1,471)

INCOME TAX EXPENSE	--	--

NET LOSS	$ (1,870)	$ (1,471)

NET INCOME PER SHARE - BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2005	June 30, 2004
REVENUES
Net subscriptions	$ 1,140	$ 1,140

EXPENSES
Bank service charges	84	128
ISP	600	600
Miscellaneous	758	615
Professional fees	3,433	2,628
Rent	450	450
Transfer fees	475	475

Operating expenses	5,800	4,896

LOSS FROM OPERATIONS	(4,660)	(3,756)

OTHER INCOME (EXPENSE)
Interest expense
Finance charge	--	(99)
Loan interest	(1,051)	(1,062)

Interest income	--	--

	(1,051)	(1,161)

NET LOSS BEFORE TAXES	(5,711)	(4,917)

INCOME TAX EXPENSE	--	--

NET LOSS	$ (5,711)	$ (4,917)

NET INCOME PER SHARE - BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,711)	$ (4,917)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Rent	450	450
Increase in accounts receivable	(95)	--
Decrease in prepaid expenses	--	30
Increase (decrease) in accounts payable	(350)	2,120
Iecrease in accrued interest	1,046	685

Net cash flows from operating activities	(4,660)	(1,632)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Loan Principal	(188)	--
Loan from shareholder	5,000	--

Net cash flows from financing activities	4,812	--

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	152	(1,632)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	582	3,077

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 734	$ 1,445

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

June 30, 2005

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

No impairment was recorded in the first six months ended June 30, 2005.

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

June 30, 2005

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the six months ended June 30, 2005 and 2004, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

NOTE B – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The preferred stock is non-voting and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of June 30, 2005, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 30,000,000 shares of common stock. During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of June 30, 2005, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

NOTE C – RELATED PARTY TRANSACTIONS

When the Company purchased the sole proprietorship on December 1, 2000, it entered into a Profit Participation Agreement with Stan Mingus, the seller. The Profit Participation Agreement provided for Senior-Inet to pay Mr. Mingus the sum of $32,000 in cash upon our realization of gross revenues of at least $400,000 during any consecutive 12-month period during the three-year term of the agreement through November 30, 2003. The Company did not reach its benchmark of $400,000 in a consecutive 12-month period prior to the termination date of the Profit Participation Agreement. As of June 30, 2005, the terms of the Profit Participation Agreement have expired. The Company has no continuing obligation to Mr. Mingus.

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

June 30, 2005

NOTE C — RELATED PARTY TRANSACTIONS (CONTINUED)

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

In 2003, the Company received three additional loans from Desert Bloom Investments, Inc. — $5,000 in March, $3,000 in June and $2,500 in December. The notes were due on March 28, 2004, June 24, 2004 and December 30, 2004, unless otherwise extended. The notes were extended until March 28, 2006, June 25, 2006 and December 31, 2005. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

In 2004, the Company received two additional loans from Desert Bloom Investments, Inc. — $3,000 in July and $2,500 in November. The two loans are represented by unsecured notes payable to Desert Bloom Investments, Inc. and are due July 9, 2005 and November 15, 2005, unless extended at the option of the shareholder. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. Desert Bloom Investments, Inc. has agreed to extend the $3,000 Note to July 9, 2006.

In January of 2005, the Company received a loan for $5,000 from Desert Bloom Investments, Inc. The loan is represented by an unsecured note payable to Desert Bloom Investments, Inc. and is due January 25, 2006, unless extended at the option of the shareholder. The note bears no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

NOTE D – INCOME TAXES

The Company has net operating loss carryforwards of approximately $56,000 expiring between the years 2020 and 2024. The tax benefit of these net operating losses, which totals approximately $8,400, has been offset by a full allowance for realization.

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

June 30, 2005

NOTE E – OFFERING OF DEBT AND EQUITY SECURITIES (CONTINUED)

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

The maturity date of the above mentioned promissory notes was February 19, 2005. On February 5, 2005, the Company entered into extension agreements with all but two of the Note Holders to extend the notes until February 19, 2007. Under the terms of the extension, the Company will continue to pay interest at 10.64% per year. The Company has repaid the two Note Holders that did not return their extension agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors are discussed under the “Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2004 and has not been profitable during the first six months of 2005.

Three Month Periods Ended June 30, 2005 and 2004

The Company had $570 in revenue from continuing operations for the three-month period ended June 30, 2005 and revenue of $570 for the same three-month period in 2004.

General and administrative expenses for the three-month period ended June 30, 2005 were $1,913 compared to $1,412 for the same period in 2004. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs.

Because of the foregoing factors, the Company realized a net loss of $1,870 for the three months ended June 30, 2005 as compared to net loss of $1,471 for the same period in 2004.

Six Month Periods Ended June 30, 2005 and 2004

The Company had $1,140 in revenue from continuing operations for the six-month period ended June 30, 2005 and revenue of $1,140 for the same six-month period in 2004.

General and administrative expenses for the six-month period ended June 30, 2005 were $5,800 compared to $4,896 for the same period in 2004. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs.

Because of the foregoing factors, the Company realized a net loss of $5,711 for the six months ended June 30, 2005 as compared to net loss of $4,917 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had assets consisting of $734 cash on hand and accounts receivable of $380 for total current assets of $1,114. Current liabilities consisted of accounts payable of $75, note payables to a shareholder of $22,500, accrued interest on offering notes of $1,046 and unearned revenue of $190 for total current liabilities of $23,811.

The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

The Company has received a total of seven loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $22,500. All of the notes are due one year from issuance, unless extended. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. To date, the shareholder has extended all the notes so that they mature at various dates throughout 2005 and 2006. In fact, a note in the amount of $5,000 due June 25, 2005 was extended until June 25, 2006 and a note due July 9, 2005 was extended until July 9, 2006. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2000	$1,500	November 30, 2005
March 28, 2003	$5,000	March 28, 2006
June 25, 2003	$3,000	June 25, 2006
December 31, 2003	$2,500	December 31, 2005
July 9, 2004	$3,000	July 9, 2006
November 15, 2004	$2,500	November 15, 2005
January 25, 2005	$5,000	January 25, 2006

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

     b.    Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that have affected materially, or are reasonably likely to affect, our internal control over financial reporting.

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

     (b)   Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIN HOLDINGS, INC.

Date: July 12, 2005

/s/ Steve S. Sinohui Steve S. Sinohui, President