Form 10QSB
period 2005-09-30
SIN HOLDINGS INC
filed 2005-11-09
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Common stock, $.001 par value: 7,278,000 shares as of October 31, 2005.

FORM 10-QSB
SIN HOLDINGS, INC.

INDEX

Page
PART I. Financial Information
Item I. Financial Statements (unaudited)	3
Consolidated Balance Sheets, September 30, 2005 (unaudited)
and December 31, 2004	4
Unaudited Consolidated Statements of Operations for the three months
Ended September 30, 2005 and 2004	5
Unaudited Consolidated Statements of Operations for the nine months
Ended September 30, 2005 and 2004	6
Unaudited Consolidated Statements of Cash Flows, for the nine months
Ended September 30, 2005 and 2004	7
Notes to Financial Statements	8
Item II. Management’s Discussion and Analysis of Financial Condition	12
Item III. Controls and Procedures	15
PART II. Other Information
Item 6. Exhibits and Reports on Form 8-K	16
Signatures	17

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

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 943	$ 582

Accounts receivable - web subscriptions	285	285

Total current assets	1,228	867
LONG TERM ASSETS
Equipment	992	992

Less accumulated depreciation	(992)	(992)

Total long term assets	--	--
OTHER ASSETS
Goodwill (Net of accumulated amortization of $616 for the
periods ending September 30, 2005 and December 31, 2004,
respectively)	5,071	5,071

TOTAL ASSETS	$ 6,299	$ 5,938

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	75	425
Loan from shareholder	23,500	17,500
Accrued interest - offering	1,593	--
Notes payable - offering	--	376

Unearned revenue	190	190

Total current liabilities	25,358	18,491
LONG TERM LIABILITIES
Accrued interest - offering	--	--
Notes payable - offering	19,834	19,646

Total long term liabilities	19,834	19,646

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 100,000 shares issued and outstanding at
September 30, 2005 and December 31, 2004, respectively	100	100
Common stock, $0.001 par value; 30,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at September 30, 2005 and December 31, 2004, respectively	7,278	7,278
Additional paid-in capital	11,311	10,636
Accumulated deficit	(57,582)	(50,213)

Total Stockholders’ Deficit	(38,893)	(32,199)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 6,299	$ 5,938

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For the Three Months Ended
	September 30, 2005	September 30, 2004
REVENUES
Net subscriptions	$ 570	$ 570

EXPENSES
Bank service charges	33	69
Dues and sbuscriptions	--	--
Depreciation	--	--
ISP	300	300
Miscellaneous	294	225
Professional fees	564	654
Rent	225	225
Transfer fees	275	260

Operating expenses	1,691	1,733

LOSS FROM OPERATIONS	(1,121)	(1,163)

OTHER INCOME (EXPENSE)
Interest expense
Finance charge	--	--
Loan interest	(537)	(537)

Interest income	--	--

	(537)	(537)

NET LOSS BEFORE TAXES	(1,658)	(1,700)

INCOME TAX EXPENSE	--	--

NET LOSS	$ (1,658)	$ (1,700)

NET INCOME PER SHARE - BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
REVENUES
Net subscriptions	$ 1,710	$ 1,710

EXPENSES
Bank service charges	117	197
Dues and sbuscriptions	--	--
Depreciation	--	--
ISP	900	900
Miscellaneous	1,052	840
Professional fees	3,997	3,282
Rent	675	675
Transfer fees	750	735

Operating expenses	7,491	6,629

LOSS FROM OPERATIONS	(5,781)	(4,919)

OTHER INCOME (EXPENSE)
Interest expense
Finance charge	--	(99)
Loan interest	(1,588)	(1,599)

Interest income	--	--

	(1,588)	(1,698)

NET LOSS BEFORE TAXES	(7,369)	(6,617)

INCOME TAX EXPENSE	--	--

NET LOSS	$ (7,369)	$ (6,616)

NET INCOME PER SHARE - BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,369)	$ (6,617)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Depreciation	--	--
Rent	675	675
Decrease in accounts receivable	--	--
(Increase) decrease in prepaid expenses	--	30
Increase (decrease) in accounts payable	(350)	(350)
Increase (decrease) in accrued interest	1,593	1,222
Decrease in unearned revenue	--	--

Net cash flows from operating activities	(5,451)	(5,040)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Offering Notes	(188)	--

Loan from shareholder	6,000	3,000

Net cash flows from financing activities	5,812	3,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	361	(2,040)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	582	3,077

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 943	$ 1,037

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$ --	$ --

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

No impairment was recorded in the first nine months ended September 30, 2005.

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

September 30, 2005

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the nine months ended September 30, 2005 and 2004, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE B – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of September 30, 2005, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 30,000,000 shares of common stock. During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of September 30, 2005, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

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

In 2001, Desert Bloom Investments, Inc., the controlling shareholder of the Company, made an unsecured note to the Company in the amount of $1,500. The note was due on November 30, 2005, unless otherwise extended. The note bears no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

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

During 2005, the Company has received two loans from Desert Bloom Investments, Inc. — $5,000 in January and $1,000 in August. The two loans are represented by unsecured notes payable to Desert Bloom Investments, Inc. and are due January 25, 2006 and August 4, 2006, unless extended at the option of the shareholder. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE D – INCOME TAXES

The Company has net operating loss carryforwards of approximately $57,500 expiring between the years 2020 and 2024. The tax benefit of these net operating losses, which totals approximately $8,625, has been offset by a full allowance for realization.

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2004 and has not been profitable during the first nine months of 2005.

Three Month Periods Ended September 30, 2005 and 2004

The Company had $570 in revenue from continuing operations for the three-month period ended September 30, 2005 and revenue of $570 for the same three-month period in 2004.

General and administrative expenses for the three-month periods ended September 30, 2005 were $1,691 compared to $1,733 for the same period in 2004. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs.

Because of the foregoing factors, the Company realized a net loss of $1,121 for the three months ended September 30, 2005 as compared to net loss of $1,163 for the same period in 2004.

Nine Month Periods Ended September 30, 2005 and 2004

The Company had $1,710 in revenue from continuing operations for the nine-month period ended September 30, 2005 and revenue of $1,710 for the same nine-month period in 2004.

General and administrative expenses for the nine-month periods ended September 30, 2005 were $7,491 compared to $6,629 for the same period in 2004. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting and auditing costs.

Because of the foregoing factors, the Company realized a net loss of $7,369 for the nine months ended September 30, 2005 as compared to net loss of $6,617 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had assets consisting of $943 cash on hand and accounts receivable of $285 for total current assets of $1,228. Current liabilities consisted of accounts payable of $75, a note payable to a shareholder of $23,500, accrued interest of $1,593 and unearned revenue of $190 for total current liabilities of $25,358.

The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

The Company has received a total of eight loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $23,500. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. To date, the shareholder has extended all the notes so that they mature at various dates throughout 2005 and 2006. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2001	$1,500	November 30, 2005
March 28, 2003	$5,000	March 28, 2006
June 25, 2003	$3,000	June 25, 2006
December 31, 2003	$2,500	December 31, 2005
July 9, 2004	$3,000	July 9, 2006
November 15, 2004	$2,500	November 15, 2005
January 25, 2005	$5,000	January 25, 2006
August 4, 2005	$1,000	August 4, 2006

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

     (b)   Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIN HOLDINGS, INC.

Date: November 9, 2005

/s/ Steve S. Sinohui Steve S. Sinohui, President