Form 10KSB
period 2005-12-31
SIN HOLDINGS INC
filed 2006-03-01
CIK 1140414

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

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

Common Stock, $0.001 par value

Securities registered under Section 12(b) of the Exchange Act:

None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    [X]      No    [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company:   Yes   [   ]   No   [X]

The issuer’s revenues for the fiscal year ended December 31, 2005, were $2,280.

The aggregate market value of the voting Common Stock held by non-affiliates of issuer as of February 28, 2006 is $869,040. There are 1,278,000 shares of common voting stock of the Company not held by affiliates. The aggregate market value is based upon the bid price for the common stock of the Company on the OTC Bulletin Board on February 24, 2006.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format:   Yes   [   ]   No   [X]

FORM 10-KSB
SIN HOLDINGS, INC.
INDEX

	Page
PART I
Item 1. Description of Business	3
Item 2. Description of Property	8
Item 3. Legal Proceedings	8
Item 4. Submission of Matters to a Vote of Security Holders	8
PART II
Item 5. Market for Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities	8
Item 6. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	9
Item 7. Financial Statements	10
Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosures	10
Item 8A. Controls and Procedures	10
Item 8B. Other Information	10
PART III
Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act	10
Item 10. Executive Compensation	11
Item 11. Security Ownership of Certain Beneficial Owners and
Management	12
Item 11A. Audit Committee	12
Item 12. Certain Relationships and Related Transactions	13
Item 13. Exhibits and Reports on Form 8-K	13
Item 14. Principal Accountant Fees and Services	14
Financial Statements pages	F-1 to	F-10
Signatures	16
Certifications	17

PART I.

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors are discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Item 1. Description of Business

SIN Holdings, Inc. and our wholly owned subsidiary, Senior-Inet, Inc. (the "Company"), were both organized under the laws of the State of Colorado on November 27, 2000. SIN Holdings, Inc. is 82.44% owned by Desert Bloom Investments, Inc., which our President, Steve Sinohui owns. We conduct all our business through Senior-Inet, Inc. ("Senior-Inet").

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

When entering a geographic area, we develop a list of senior resources in that area. We then ascertain whether or not those providers already have an Internet presence. If they do, we contact the providers and offer them the opportunity to attach a link from our portal to their web site. Even though the customer may have a web site already, having a listing on a senior resource network (such as Senior-Inet) improves their exposure. Our customers pay a monthly listing fee to link their sites to our portal.

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

To date, the sale of web pages that we designed and maintain for providers listed on our site have accounted for all of our revenues. Currently, we have month-to-month contracts with an assisted living care facility in Colorado Springs and an assisted living facility in Denver; we do not have contracts with any of the other facilities or services listed on our website. We intend to continue to attempt to increase the number of paying subscribers in the 11 cities in which we now list senior service providers, as well as to increase the number of cities in Colorado for which we provide listings.

Competition

There are many senior-oriented sites on the Internet, including those offering products targeting the senior market, housing information sites, senior chat rooms, senior computer discussion groups, numerous health information sites and sites that provide references to these sites. However, there are, to our knowledge, only a small number of portals on the Internet for services targeted to senior citizens. Some of these sites are extensions of a printed state or local business directory for seniors. We are not aware of any web site that provides information on as many types of senior services or is organized by geographic location like our site.

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

Strategy

Our original intent was to grow the Company slowly by increasing the number of providers as well as geographic locations on our portal. We had planned to do that solely through the efforts of our President, Steve Sinohui. However, over the last year, Mr. Sinohui’s time has been divided between a variety of projects, including the Company, and he has not been able to afford the Company the attention it needs to substantially increase its subscriber base. We now intend to bring on independent contractors as sales people to increase our subscriber base. We intend to compensate the contractors based upon performance.

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

We believe that the Company may have value to third parties in connection with an acquisition or merger transaction pursuant to which a privately-owned business or entity could acquire or become merged with our Company and thereby become a publicly-owned business. We intend to carefully consider any such business opportunities which are brought to our attention; until an acquisition or merger transaction is completed we intend to continue to maintain our present business.

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

Subsidiary

SIN Holdings has one wholly owned subsidiary, Senior-Inet. We conduct all of our operations through Senior-Inet, including the maintenance and operation of our web site located at www.senior-inet.com. On December 1, 2000, Senior-Inet, Inc. acquired all of the assets of a sole proprietorship (the “Proprietorship”), also named “Senior-Inet,” for $5,000 in cash and the assumption of certain liabilities. Stan Mingus owned and operated the Proprietorship from May 1, 1996, until its acquisition by Senior-Inet, Inc. At the time of purchase, we entered into a Profit Participation Agreement with Stan Mingus, the seller. The Profit Participation Agreement provided for Senior-Inet to pay Mr. Mingus the sum of $32,000 in cash upon our realization of gross revenues of at least $400,000 during any consecutive 12-month period during the three-year term of the agreement through November 30, 2003. The Company did not reach the $400,000 benchmark by November 30, 2003, and the Agreement has expired with no further obligations.

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

We expended no funds for research and development during our last fiscal year ended December 31, 2005, and we do not expect to incur any expenses for research and development this year.

Risk Factors

The Company’s business is subject to many risks, including the following:

We Have Realized Very Limited Revenues and Earnings To Date and We May Not Be Able to Achieve Meaningful Revenues or Earnings in the Future. Senior-Inet has been operational since December 1, 2000 and we have yet to achieve meaningful revenue and earnings. SIN Holdings and Senior-Inet, together, realized revenues of $2,280 for the year ended December 31, 2005 and $2,280 for the year ended December 31, 2004. We had a net loss of $9,905 for the year ended December 31, 2005 and a net loss of $8,548 for the year ended December 31, 2004. There can be no assurance that we will realize a meaningful increase in our revenues or earnings in the future from providing a database of resources for senior citizens on the Internet.

We Have Limited Assets and Working Capital and Minimal Shareholders’ Equity and We May Not Be Able to Continue in Operation without the Infusion of Additional Capital. As of December 31, 2005, we had total assets of $6,709, including $1,448 in cash and cash equivalents, $190 in receivables and $5,071 of intangible assets net of accumulated amortization. Our total shareholders’ equity was ($41,194) as of December 31, 2005. Accordingly, we have very limited assets, including working capital and financial resources. Our financial condition may not improve.

We Expect to Continue to Incur Losses Through the First Half of 2006. We have achieved limited revenue from operations and have incurred losses during 2004 and 2005. We may not a sufficient number of subscribers to be linked to our website, or other revenue-producing advertising to generate sufficient revenue to operate profitably. Our selling, general and administrative expenses increased approximately $1,477 during 2005, compared to the year earlier period. Further, we do anticipate our operating expenses increasing during 2006 due to increased costs associated with adding new subscribers. We expect to incur operating losses through the first half of 2006, and possibly longer, and that our losses may grow unless we increase our revenue from levels we have experienced in 2005.

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

We Do Not Expect to Increase Our Revenues and Earnings Significantly Until We Obtain Orders for Web Sites and Advertisements from Providers of Services to Senior Citizens. Our services are presently limited to selling and developing advertisements and web sites that are linked to our network of providers of senior services of 12 different types of services in two geographical areas. These two areas include ten cities in Colorado and Houston, Texas. Over the next 12 months, we plan to increase our customer base in the cities in which we currently list. We also plan of expand our listings to include additional cities throughout Colorado. We do not expect to increase our revenues or earnings significantly until we increase the number of subscribers to our services.

We May Enter Into a Merger or Acquisition Transaction In Which Our Shareholders Incur Substantial Dilution of Ownership Interests. We plan to consider a merger or other acquisition transaction under which our company would be acquired by or merged with another business entity and we would subsequently be controlled by different management and shareholders of the other entity would likely hold a majority interest. Under such circumstances it is unlikely that our director or any of our shareholders would have any significant input in managing the resulting business or successor corporation. It is unlikely that approval of our shareholders would be required to effect such a transaction. We are unable to predict whether or when such a transaction might be effected.

We Must Enter into Strategic Relationships to Help Promote Our Web Site. If We Fail to Develop, Maintain or Enhance These Relationships, We May Not Be Able to Attract and Retain Customers, Generate Adequate Traffic to Our Web Site, Build Our Senior-Inet Brand and Enhance Our Sales and Marketing Capabilities. We believe that our ability to attract customers, generate traffic to our website, facilitate broad market acceptance of our services and the Senior-Inet brand and enhance our sales and marketing capabilities depends on our ability to develop and maintain strategic relationships with related web sites and portals that can drive customer traffic to our website. If we are unsuccessful in developing or maintaining these relationships, or if these relationships do not assist us in attracting or retaining customers, it may be difficult to grow our business. Presently, we link to web sites of others who may be of interest to seniors, although not all of these sites reciprocate by offering links to our site. We may be unable to achieve reciprocal arrangements from such sites in the future.

The Success of Our Business Depends on Using Our Online Database to Sell Web Pages and Access to Our Web Site to a Large Number of Providers of Senior Services. We believe that the use of the Internet as our primary marketing device will enable us to develop a customer base more quickly and cost-effectively than the employment of traditional marketing methods involving a sizable sales staff and advertising. As a company that established its Internet site featuring a network of senior service providers in only two geographic areas, we lack recognition in the market. Our success depends on attracting a large number of senior service providers that advertise in the traditional media, and persuading them to advertise on our site by purchasing a web site linked to our database and/or banner or box advertisements. Our success is dependent on ensuring that these customers remain loyal long-term customers. In addition to persuading senior service providers to purchase web sites and advertising, we must generate adequate traffic to our web site so that our customers will realize a benefit from linking and advertising with us. We cannot be certain that our customers will accept our online solution over those offered by our competitors. If we fail to persuade providers of senior resources to advertise online or our competitors are more successful in achieving sales, then our revenues will continue to suffer. Furthermore, we may be required to incur higher and more sustained advertising and promotional expenditures than we currently anticipate to drive traffic to our web site. As a result, we may not be able to achieve or sustain profitability.

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

We Face the Risk of Systems Interruptions and Capacity Constraints on Our Web Site, Which Could Result in Losses of Revenue, Erosion of Customer Trust and Adverse Publicity. The availability, reliability and satisfactory performance of our web site are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service. We may experience temporary system interruptions in the future for a variety of reasons, including power failures and software bugs. We may not be able to correct a problem in a timely manner because of our dependence on outside consultants for the implementation of certain aspects of our system. Because some of the reasons for a systems interruption may be outside our control, we also may not be able to remedy the problem quickly or at all. To the extent that customer traffic grows substantially, we will need to expand the capacity of our systems to accommodate a larger number of visitors. Any inability to scale our systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment or delays in reporting accurate financial information. We are not certain that we will be able to project the rate or timing of increases, if any, in the use of our web site accurately or in a timely manner to permit us to upgrade effectively and expand our transaction-processing systems or to integrate smoothly any newly developed or purchased modules with our existing systems.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     a.   Market Information. Prior to August 2005, there was no trading market for our common stock. We obtained a trading symbol of “SNHI” and began trading on the NASD Over-the-Counter Bulletin Board in August 2005. Although we have a listing on the Bulletin Board, there is no assurance that an active, liquid market for our common stock will develop or that a trading market will continue. Our common stock is quoted on the NASD Over-the-Counter Bulletin Board (“OTCBB”) at the present time. At February 24, 2006, our stock was bid $0.68 and asked at $2.00.

     Below is the market information pertaining to the high and low bid and ask quotations of our common stock for each quarter since our common stock has been quoted on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2005	LOW	HIGH
Fourth Quarter	$ 0.01	$ 0.50
Third Quarter	$ 0.00	$ 0.01

     b.   Holders. There are 19 holders of the Company’s common stock. On November 29, 2000, the Company issued 6,000,000 of its common shares for $6,000 and 100,000 shares of its preferred stock for $9,000 to one holder — Desert Bloom Investments, Inc. The 6,000,000 shares of the Company’s common stock and the 100,000 shares of the Company’s preferred stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

     On February 19, 2002 the Company completed an offering. We issued 1,278,000 shares of common stock to 17 persons. The shares of common stock were issued in accordance with Regulation A adopted under the Securities Act and may be transferred by the Holders.

     As of the date of this report, all outstanding shares may be transferred, including 6,000,000 shares of the Company’s common stock that are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain volume limitations in Rule 144. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three moth period a number of shares which does not exceed the greater of 1% of the then outstanding common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been, for the preceding three months, an affiliate of the Company. Accordingly, the aggregate 6,000,000 shares of common stock owned of record and beneficially by Desert Bloom Investments, Inc. became available for resale under Rule 144 commencing November 29, 2001, a period of one year from the date of their purchase from SIN Holdings. Transfer and resale of the shares of common stock will be subject, in addition to the federal securities laws, to the “Blue Sky” laws of each state in which the transfer or resale occurs.

     c.  Dividends. The Company has not paid any dividends to date, and has no plans to do so in the foreseeable future.

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

Item 6. Management’s Discussion and Analysis Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and notes thereto contained elsewhere in this report and the Rick Factors summarized in Item 1.

Results of Operations

The Company was not profitable during the year ended December 31, 2005 and has not operated profitably since inception.

Fiscal 2005 Compared with Fiscal 2004

The Company had $2,280 in revenue from continuing operations for the year ended December 31, 2005 and revenue of $2,280 for the year ended December 31, 2004.

General and administrative expenses for the year ended December 31, 2005 were $10,070 compared to $8,593 for 2004. Expenses consisted of general corporate administration, rent, Internet service provider and computer expenses, legal and professional expenses and accounting and auditing costs. Higher expenses for the year ended December 31, 2005 were primarily due to increased accounting expenses.

Because of the foregoing factors, the Company realized a net loss of $9,905 for the year ended December 31, 2005 as compared to net loss of $8,548 for 2004.

Liquidity and Capital Resources

At December 31, 2005 the Company had assets consisting of $1,448 cash on hand and accounts receivable of $190 for total current assets of $1,638. Current liabilities consisted of accounts payable of $768, accrued interest payable of $2,111, notes payable to a shareholder of $20,000 and unearned revenue of $190 for total current liabilities of $23,069.

During the last three fiscal years, the Company has received loans totaling $25,000 from Desert Bloom Investments, Inc., the controlling stockholder of the Company, which is owned by Mr. Sinohui, the President. Presently, the Company lacks financial resources to repay these obligations as they mature during the coming year. The Company anticipates that the loans will be renewed and extended in the event the Company is unable to repay the debt at maturity. The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

Additionally, on February 19, 2002, the Company closed an offering of Units each consisting of one three-year promissory note in the principal amount of $94. The Company sold 213 Units consisting of promissory notes aggregating $20,022. These notes become due on February 19, 2005. As of the date of this filing, the Company had entered into extension agreements with all but two of the Note Holders. The Note Holders agreed to extend the notes until February 19, 2007. Under the terms of the extension, the Company will continue to pay interest at 10.64% per year. The Company repaid the two Note Holders that did not return their extension agreements.

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

In addition to attempting to grow our present business, we intend to consider an acquisition or merger transaction with a privately-owned business under which our Company would acquire the business and would thereafter be managed by former owners of the private business. If we are able to complete such a transaction we expect that our shareholders would become minority shareholders in the resulting entity and that the management of the corporation would be changed. We are unable to predict whether and when such a transaction might be completed.

Item 7. Financial Statements

Financial statements for the years ended December 31, 2005 and 2004 are presented in a separate section of this report following Section 14.

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

     b.   Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

Item 8B. Other Information.

No information is required to be disclosed in a report on Form 8-K during the fourth quarter ending December 31, 2005 or through the date on this Report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and officers of the Company are as follows:

Name	Age	Position
Steve S. Sinohui	57	Director, President, Secretary and
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

The balance of the Company’s outstanding stock is held by 18 persons.

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

As of December 31, 2005, the Company has received a total of nine loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $25,000. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. To date, the shareholder has extended all the notes so that they mature at various dates throughout 2006 and 2007. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2001	$1,500	November 30, 2006
March 28, 2003	$5,000	March 28, 2006
June 25, 2003	$3,000	June 25, 2006
December 31, 2003	$2,500	December 31, 2006
July 9, 2004	$3,000	July 9, 2006
November 15, 2004	$2,500	November 15, 2006
January 25, 2005	$5,000	January 25, 2007
August 4, 2005	$1,000	August 4, 2006
December 15, 2005	$1,500	December 15, 2006

On January 9, 2006, Desert Bloom Investments made a loan to the Company for $5,000. The Note is due January 9, 2007.

Item 13. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

3.1	Articles of Incorporation*
3.2	Bylaws*
10.1	Business Purchase Agreement*
10.2	Profit Participation Agreement*
21	Subsidiaries of the Registrant*
31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to similar exhibits to amendment no 4 to Form 10-SB filed October 28, 2002.

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the year ended December 31, 2005.

Item 14. Principal Accountant Fees and Services.

     a.   Audit Fees. The following table shows the aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements, review of financial statements included in the Company's form 10-QSB and services that were provided by the accountant in connection with statutory and regulatory filings of the Company.

Date Billed	Action	Fee
December 31, 2005	Assist with SEC Comment Responses	$ 263.20
November 30, 2005	Review of Form 10QSB for Septembe 30, 2005	$ 597.87
July 31, 2005	Review of Form 10QSB for June 30, 2005	$ 464.80
May 31, 2005	Review of Form 10QSB for March 31, 2005	$ 284.24
March 31, 2005	Remaining Audit Fee for the year Ending December 31, 2004	$ 250.00
February 28, 2005	Interim Audit Fee for the year Ending December 31, 2004	$ 1,500.00
January 31, 2005	Interim Audit Fee for December 31, 2004	$ 750.00
October 31, 2004	Review of Form 10QSB for September 30, 2004	$ 175.00
August 31, 2004	Review of Form 10QSB for June 30, 2004	$ 274.25
May 31, 2004	Review of Form 10QSB for March 31, 2004	$ 189.75
March 31, 2004	Audit of SIN Holdings at December 31, 2003	$ 2,100.00

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

We have audited the accompanying consolidated balance sheets of SIN Holdings, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated income statements, statement of stockholder’s equity (deficit), and statements of cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SIN Holdings, Inc. and Subsidiary as of December 31, 2005 and 2004, and the consolidated results of its operations, its changes in stockholder’s equity, and its cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado
February 5, 2005

PROFESSIONAL CORPORATION
/s/ COMISKEY & COMPANY

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and Cash Equivalents	1,448	582
Accounts Receivable	190	285

Total Current Assets	1,638	867
Long Term Assets
Equipment	992	992
Less Accumulated Depreciation	(992)	(992)

Total Long Term Assets	0	0
Other Assets
Goodwill (Net of accumulated amortization of $616)	5,071	5,071

Total Other Assets	5,071	5,071

TOTAL ASSETS	6,709	5,938

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	768	425
Loan from Shareholder	20,000	17,500
Notes Payable - Offering Notes	0	376
Accrued Interest - Offering Notes	2,111	0
Unearned Revenue	190	190

Total Current Liabilities	23,069	18,491
Long Term Liabilities
Loan from Shareholder	5,000	0
Notes Payable - Offering	19,834	19,646

Total Long Term Liabilities	24,834	19,646
Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized; 100,000 shares issued and outstanding
at December 31, 2005 and 2004	100	100
Common Stock, $0.001 par value, 30,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at December 31, 2005 and 2004	7,278	7,278
Additional Paid In Capital	11,546	10,636
Accumulated Deficit	(60,118)	(50,213)

Total Equity (Deficit)	(41,194)	(32,199)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	6,709	5,938

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS

	December 31, 2005	December 31, 2004
REVENUES
Net Subscriptions	$ 2,280	$ 2,280
EXPENSES
Bank Service Charges	150	266
ISP	1,200	1,200
Miscellaneous	1,317	1,080
Professional Fees	5,178	3,837
Rent	900	900
Transfer Fees	1,325	1,310

Operating Expenses	10,070	8,593

Loss From Operations	(7,790)	(6,313)
OTHER INCOME (EXPENSE)
Finance Charges	0	(99)
Loan Interest	(2,115)	(2,136)

TOTAL OTHER INCOME (EXPENSE)	(2,115)	(2,235)
NET LOSS BEFORE INCOME TAXES	(9,905)	(8,548)
INCOME TAX EXPENSE	0	0

NET LOSS	$ (9,905)	$ (8,548)
NET LOSS PER SHARE	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock Number of Shares Amount		Preferred Stock Number of Shares Amount		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances at
December 31, 2003	7,278,000	$7,278	100,000	$100	$ 9,736	$(41,665)	$(24,551)
Shareholder
Contributed Rent	--	--	--	--	900	--	900
Net (Loss) for
the Year Ended
December 31, 2004	--	--	--	--	--	(8,548)	(8,548)

Balance at
December 31, 2004	7,278,000	$7,278	100,000	$100	$ 10,636	$(50,213)	$(32,199)
Shareholder
Contributed Rent	--	--	--	--	900	--	900
Shareholder
Pay Interest	--	--	--	--	10	--	10
Net (Loss) for
the Year Ended
December 31, 2005	--	--	--	--	--	(9.905)	(9.905)

Balance at
December 31, 2005	7,278,000	$7,278	100,000	$100	$ 11,546	$(60,118)	$(41,194)

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31 2005	For the year ended December 31 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($9,905)	($8,548)
Adjustments to reconcile net loss to net cash
Rent	900	900
Interest Payment	10	0
Decrease in Accounts Receivable	95	30
Increase in Accounts Payable	343	0

Net Cash Flows from Operating Activities	(8,557)	(7,618)
CASH FLOWS FROM FINANCING ACTIVITIES
Accrued Interest on Notes Payable	2,111	(377)
Repayment of Notes Payable	(188)	0
Loan from Shareholders	7,500	5,500

Net Cash Flows from Financing Activities	9,423	5,123
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	866	(2,495)
CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	$ 582	$ 3,077
END OF PERIOD	$ 1,448	$ 582

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE A — SUMMARY OF ACCOUNTING POLICIES

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

No impairment was recorded in the fiscal year ending December 31, 2005.

Depreciation and Amortization

Depreciation on assets is recorded using the straight-line method over the estimated life of the asset, which is three years. The FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which provides, among other things, for the nonamortization of goodwill and intangible assets with indefinite useful lives. The Company adopted SFAS 142 effective January 1, 2002. Goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment using fair value measurement techniques upon adoption (January 1, 2002) and annually thereafter. The Company will perform its annual impairment review during the fourth quarter each year. During the fourth quarter of 2005, the Company completed its impairment review and determined that goodwill was not impaired.

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

Accounting Changes and Error Corrections

In August 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, requiring, in general, retrospective application to prior periods’ financial statements of changes in accounting principle. The Company has adopted the provisions of SFAS No. 154 which are effective for accounting changes and corrections of errors beginning after December 31, 2005. The adoption did not have a material effect on the results of operations of the Company.

Income Per Share

Income per share was computed using the weighted average number of shares outstanding during the period.

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

NOTE A — SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the year ended December 31, 2005, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Mitigation of Going Concern Uncertainty

The Company has experienced recurring losses resulting primarily from the costs of periodic reporting with the Securities and Exchange Commission and related administrative expenses. These negative operating cash flows were funded with loans from the Company’s majority shareholder. As discussed in note C, the Company owes a total of $25,000 to its majority shareholder, $20,000 of which matures in 2006. Furthermore, the Company has outstanding notes and accrued interest totaling $19,834 to unrelated parties which were to mature in 2005, but which were extended by the lenders to 2007. Subsequent to year end, the Company’s majority shareholder agreed to extend the due dates of his previous loans until 2008 and also agreed to provide funding for the operational expenses for the 2006 fiscal year.

NOTE B — STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of December 31, 2005, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of December 31, 2005, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

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

NOTE C — RELATED PARTY TRANSACTIONS (CONTINUED)

As of December 31, 2005, the Company has received a total of nine loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $25,000. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. To date, the shareholder has extended all the notes so that they mature on December 31, 2008. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2001	$1,500	December 31, 2008
March 28, 2003	$5,000	December 31, 2008
June 25, 2003	$3,000	December 31, 2008
December 31, 2003	$2,500	December 31, 2008
July 9, 2004	$3,000	December 31, 2008
November 15, 2004	$2,500	December 31, 2008
January 25, 2005	$5,000	December 31, 2008
August 4, 2005	$1,000	December 31, 2008
December 15, 2005	$1,500	December 31, 2008

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

NOTE D — INCOME TAXES

The Company has net operating loss carryforwards of approximately $60,118 expiring between the years 2020 and 2025. The tax benefit of these net operating losses, which totals approximately $9,017, has been offset by a full allowance for realization. For the year ended December 31, 2005, the valuation allowance increased by $1,487.

NOTE E — CASH PAID FOR INTEREST AND INCOME TAXES

Cash paid for interest and income taxes is as follows:

	2005	2004
Interest payments	$ 0	$2,612
Income taxes	$ 0	$ 0

Total	$ 0	$2,612

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

The maturity date of the above mentioned promissory notes was February 19, 2005. On February 5, 2005, the Company entered into extension agreements with all but two of the Note Holders to extend the notes until February 19, 2007. Under the terms of the extension, the Company will continue to pay interest at 10.64% per year. The Company repaid the two Note Holders that did not return their extension agreements.

NOTE G – SUBSEQUENT EVENTS

On January 9, 2006, Desert Bloom Investments made a loan to the Company for $5,000. The Note is due December 31, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                       SIN HOLDINGS, INC.

Date:           February 28, 2006                                       By /s/ Steve S. Sinohui
                                                                                               Steve S. Sinohui, President