Form 10QSB
period 2006-03-31
SIN HOLDINGS INC
filed 2006-05-08
CIK 1140414

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission File Number 000-49752

SIN Holdings, Inc.
(Exact name of small business issuer in its charter)

Colorado	84-15070556
(State of incorporation)	(I.R.S. Employer Identification No.)

3225 S. Garrison, Unit 21, Lakewood, Colorado 80227
(Address of principal executive offices)

(303) 763-7527
(Issuer’s telephone number, including area code)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Securities registered under Section 12(b) of the Exchange Act:

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    [X]      No    [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes   [   ]   No   [X]

he aggregate market value of the voting Common Stock held by non-affiliates of issuer as of April 13, 2006 is $1,290,780. There are 1,278,000 shares of common voting stock of the Company not held by affiliates. The aggregate market value is based upon the bid price for the common stock of the Company on the OTC Bulletin Board on April 13, 2006.

Transitional Small Business Disclosure Format:   Yes   [   ]   No   [X]

FORM 10-QSB
SIN HOLDINGS, INC.
INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	3
Consolidated Balance Sheets, March 31, 2006 (unaudited)
and December 31, 2005	4
Unaudited Consolidated Statements of Operations for the three months
Ended March 31, 2006 and 2005	5
Unaudited Consolidated Statements of Cash Flows, for the three months
ended March 31, 2006 and 2005	6
Notes to Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition	11
Item 3. Controls and Procedures	14
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	14
Signatures	16

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

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Current Assets
Cash and Cash Equivalents	$ 1,533	$ 1,448
Accounts Receivable	190	190

Total Current Assets	1,723	1,638

Long Term Assets
Equipment	992	992
Less Accumulated Depreciation	(992)	(992)

Total Long Term Assets	—	—

Other Assets
Goodwill (Net of accumulated amortization of $616)	5,071	5,071

Total Other Assets	5,071	5,071

TOTAL ASSETS	$ 6,794	$ 6,709

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	—	768
Loan from Shareholder	—	20,000
Accrued Interest - Offering Notes	520	2,111
Unearned Revenue	190	190

Total Current Liabilities	710	23,069

Long Term Liabilities
Loan from Shareholder	32,000	5,000
Notes Payable - Offering	19,834	19,834

Total Long Term Liabilities	51,834	24,834

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value; 10,000,000 shares
authorized; 100,000 shares issued and outstanding at
March 31, 2006 and December 31, 2005, respectively	100	100
Common Stock, $0.001 par value; 30,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at March 31, 2006 and December 31, 2005, respectively	7,278	7,278
Additional Paid In Capital	11,781	11,546
Accumulated Deficit	(64,909)	(60,118)

Total Stockholders’ Deficit	(45,750)	(41,194)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 6,794	$ 6,709

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	March 31, 2006	March 31, 2005
REVENUES
Net Subscriptions	$ 570	$ 570

EXPENSES
Bank Service Charges	45	51
ISP	300	300
Miscellaneous	401	515
Professional Fees	3,582	2,546
Rent	225	225
Transfer Fees	288	250

Operating expenses	4,841	3,887

LOSS FROM OPERATIONS	(4,271)	(3,317)

OTHER INCOME (EXPENSE)
Loan Interest	(520)	(524)

TOTAL OTHER INCOME (EXPENSE)	(520)	(524)

NET LOSS BEFORE TAXES	(4,791)	(3,841)

INCOME TAX EXPENSE	—	—

NET LOSS	$ (4,791)	$ (3,841)

NET INCOME PER SHARE - BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,791)	$(3,841)
Adjustments to reconcile net loss to net cash

Rent	225	225

Interest Payment	10	—

Increase in Accounts Receivable	—	(95)

Decrease in Accounts Payable	(768)	(100)

Increase (Decrease) in Accrued Interest	(1,590)	520

Net Cash Flows from Operating Activities	(6,914)	(3,291)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal Repayment of Notes	—	(188)

Loan from Shareholder	7,000	5,000

Net Cash Fows from Financing Activities	7,000	4,812

NET INCREASE (DECREASE) IN CASH	86	1,521
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	1,447	582

END OF PERIOD	$ 1,533	$ 2,103

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Management’s Representation of Interim Financial Information

IN Holdings, Inc. has prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005 included in the Annual Report on Form 10-KSB for the year then ended.

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

No impairment was recorded in quarter ending March 31, 2006.

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Depreciation and Amortization

Depreciation on assets is recorded using the straight-line method over the estimated life of the asset, which is three years. The FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which provides, among other things, for the nonamortization of goodwill and intangible assets with indefinite useful lives. The Company adopted SFAS 142 effective January 1, 2002. Goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment using fair value measurement techniques upon adoption (January 1, 2002) and annually thereafter. The Company performs its annual impairment review during the fourth quarter each year.

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the quarter ended March 31, 2006, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

NOTE B - STOCKHOLDERS’ EQUITY -

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of March 31, 2006, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of March 31, 2006, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

NOTE C - RELATED PARTY TRANSACTIONS

hen the Company purchased the sole proprietorship on December 1, 2000, it entered into a Profit Participation Agreement with Stan Mingus, the seller. The Profit Participation Agreement provided for Senior-Inet to pay Mr. Mingus the sum of $32,000 in cash upon our realization of gross revenues of at least $400,000 during any consecutive 12-month period during the three-year term of the agreement through November 30, 2003. The Company did not reach its benchmark of $400,000 in a consecutive 12-month period prior to the termination date of the Profit Participation Agreement. As of December 31, 2004, the terms of the Profit Participation Agreement have expired. The Company has no continuing obligation to Mr. Mingus.

he Company’s sole executive officer, director and shareholder is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $75 per month as additional paid-in capital for this use.

uring the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc.

uring the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc.

s of March 31, 2006, the Company has received a total of 11 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $32,000. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. The notes mature on December 31, 2008. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2001	$1,500	December 31, 2008
March 28, 2003	$5,000	December 31, 2008
June 25, 2003	$3,000	December 31, 2008
December 31, 2003	$2,500	December 31, 2008
July 9, 2004	$3,000	December 31, 2008
November 15, 2004	$2,500	December 31, 2008
January 25, 2005	$5,000	December 31, 2008
August 4, 2005	$1,000	December 31, 2008
December 15, 2005	$1,500	December 31, 2008
January 9, 2006	$5,000	December 31, 2008
March 13, 2006	$2,000	December 31, 2008

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

NOTE D - INCOME TAXES

The Company has net operating loss carryforwards of approximately $64,909 expiring between the years 2020 and 2026. The tax benefit of these net operating losses, which totals approximately $9,736, has been offset by a full allowance for realization. For the quarter ended March 31, 2006, the valuation allowance increased by $719.

NOTE E - OFFERING OF DEBT AND EQUITY SECURITIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Further, persons reviewing this report are advised that actual results may differ materially from those included within the forward-looking statements because of various factors such as:

•	the Company’s limited revenues and earnings to date and its possible inability to achieve meaningful revenues or earnings in the near future;
•	the Company has limited assets and working capital and may not be able to cointinue in operation without the infusion of additional capital;
•	our expectation to incur losses through the first half of 2006;
•	we may need to raise additional funds and these funds may not be available to us when we need them we may need to change our business plan, sell or merger our business or face bankruptcy;
•	we do not expect to increase our revenues and earnings significantly until we increase our customer base;
•	we may enter into a merger or acquisition transaction in which our shareholders incur substantial dilution of their ownership interests;
•

we must enter into strategic relationships to help promote our web site and, if we fail to develop, maintain or enhance these relationships, we may not be able to attract and retain customers, generate adequate traffic to our site, build our brand and enhance our sales and marketing capabilities;

•	the success of our business depends on selling web pages and access to our web site to a large number of providers of senior services that are listed on our online database;
•	competition from traditional and online providers of senior resource information may result in price reductions and decreased demand for advertising on our web site;
•	we may be unable to adequately protect or enforce our intellectual property rights, which may have a detrimental effect on our business;
•	we face the risk of systems interruptions and capacity constraints on our web site, possibly resulting in losses of revenue, erosion of customer trust and adverse publicity;
•

our systems and operations, and those of our customers, are vulnerable to natural disasters and other unexpected problems, which could reduce customer satisfaction and traffic to our web site and harm our sales; and,

•	the limited time commitment or the loss of the services of Steve Sinohui, the sole executive officer and director of the Company could have a negative impact on our business.

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

°	Adult day care;
°	Alzheimer’s care;
°	Banking;
°	Care management;
°	Funeral services;
°	Health care;
°	Hospice care;
°	Housing, including retirement, assisted living and skilled nursing;
°	Rehabilitation;
°	Senior Centers; and
°	Travel Services.

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2005 and has not been profitable during the first three months of 2006.

Three Month Periods Ended March 31, 2006 and 2005

The Company had $570 in revenue from continuing operations for the three-month period ended March 31, 2006 and revenue of $570 for the same three-month period in 2005.

General and administrative expenses for the three-month period ended March 31, 2006 were $4,841 compared to $3,887 for the same period in 2005. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs.

Because of the foregoing factors, the Company realized a net loss of $4,791 for the three months ended March 31, 2006 as compared to net loss of $3,841 for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had assets consisting of $1,533 cash on hand and accounts receivable of $190 for total current assets of $1,723. Current liabilities consisted of accrued interest of $520 and unearned revenue of $190 for total current liabilities of $710.

The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

The Company has received a total of 11 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $32,000. All of the notes are due on December 31, 2008, unless extended. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

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

     (b)   Reports on Form 8-K

On March 22, 2006, the Company filed an 8-K to report a change in registrant’s certifying accountant.

On  March 22, 2006, Comiskey and Company (“Comiskey”), the principal independent accountant of the Company, resigned to comply with the requirements of Section 203 of the Sarbanes Oxley Act of 2002.

During  the Company’s two most recent fiscal years and any subsequent interim period preceding the resignation of Comiskey, there were no disagreements with Comiskey that were not resolved on any matter concerning accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Comiskey, would have caused Comiskey to make reference to the subject matter of the disagreements in connection with its reports. Comiskey, as the Company’s principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to the Company’s financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles. Comiskey, as the Company’s principal independent accountant, did modify its opinion as to uncertaintly concerning the Company’s ability to continue as a going concern during the Company’s most recent fiscal year. During the Company’s two most recent fiscal years there have been no reportable events, as defined in Regulation S-K Item 304(a)(1)(v).

On  April 26, 2006, the Company filed an 8-K to report the engagement of a new certifying accountant. On April 26, 2006 the Company’s board of directors authorized and approved the engagement of Robison Hill & Company, P.C. (“Robison”) as the Company’s new independent accountant. Prior to this engagement, the Company had not consulted Robison regarding the application of accounting principals as to any specified completed or proposed transaction, or the type of audit opinion that they might render with respect to the Company’s financial statements, nor were they consulted regarding any matter that was the subject of any disagreements (as described in paragraph 304(a)(1)(iv) of Regulation S-K) or any reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIN HOLDINGS, INC.

Date:	May 8, 2006	By /s/ Steve S. Sinohui
Steve S. Sinohui, President