Form 10QSB
period 2006-06-30
SIN HOLDINGS INC
filed 2006-07-24
CIK 1140414

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The aggregate market value of the voting Common Stock held by non-affiliates of issuer as of July 11, 2006 is $1,405,800. There are 1,278,000 shares of common voting stock of the Company not held by affiliates. The aggregate market value is based upon the bid price for the common stock of the Company on the OTC Bulletin Board on July 11, 2006.

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

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 5,528	$ 1,448
Accounts receivable - web subscriptions	190	190

Total current assets	5,718	1,638

LONG TERM ASSETS
Equipment	992	992
Less accumulated depreciation	(992)	(992)

Total long term assets	—	—

OTHER ASSETS
Goodwill (Net of accumulated amortization of $616)	5,071	5,071

TOTAL ASSETS	$ 10,789	$ 6,709

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	4,287	768
Loan from shareholder	—	20,000
Accrued interest - offering	1,052	2,111
Unearned revenue	190	190

Total current liabilities	5,529	23,069

LONG TERM LIABILITIES
Loan from shareholder	38,000	5,000
Notes payable - offering	19,834	19,834

Total long term liabilities	57,834	24,834

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 100,000 shares issued and outstanding at
June 30, 2006 and December 31, 2005, respectively	100	100
Common stock, $0.001 par value; 30,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at June 30, 2006 and December 31, 2005, respectively	7,278	7,278
Additional paid-in capital	12,006	11,546
Accumulated deficit	(71,958)	(60,118)

Total Stockholders’ Deficit	(52,574)	(41,194)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 10,789	$ 6,709

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For the Three Months Ended
	June 30, 2006	June 30, 2005
REVENUES
Net subscriptions	$ 570	$ 570

EXPENSES
Bank service charges	33	33
ISP	300	300
Miscellaneous	473	243
Professional fees	5,832	887
Rent	225	225
Transfer fees	225	225

Operating expenses	7,088	1,913

LOSS FROM OPERATIONS	(6,518)	(1,343)

OTHER INCOME (EXPENSE)
Interest expense	(531)	(527)

	(531)	(527)

NET LOSS BEFORE TAXES	(7,049)	(1,870)

INCOME TAX EXPENSE	—	—

NET LOSS	$ (7,049)	$ (1,870)

NET INCOME PER SHARE - BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
REVENUES
Net subscriptions	$ 1,140	$ 1,140

EXPENSES
Bank service charges	78	84
ISP	600	600
Miscellaneous	873	758
Professional fees	9,414	3,433
Rent	450	450
Transfer fees	513	475

Operating expenses	11,928	5,800

LOSS FROM OPERATIONS	(10,788)	(4,660)

OTHER INCOME (EXPENSE)
Interest expense	(1,052)	(1,051)

	(1,052)	(1,051)

NET LOSS BEFORE TAXES	(11,840)	(5,711)

INCOME TAX EXPENSE	—	—

NET LOSS	$ (11,840)	$ (5,711)

NET INCOME PER SHARE - BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,840)	$(5,711)
Adjustments to reconcile net loss to net cash
flows from operating activities:

Rent	450	450

Increase in accounts receivable	—	(95)

Increase (decrease) in accounts payable	3,519	(350)

Increase in accrued interest	(1,048)	1,046

Net cash flows from operating activities	(8,919)	(4,660)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Loan Principal	—	(188)

Loan from shareholder	13,000	5,000

Net cash flows from financing activities	13,000	4,812

NET INCREASE (DECREASE) IN CASH AND

CASH EQUIVALENTS	4,081	152

CASH AND CASH EQUIVALENTS,

BEGINNING OF PERIOD	1,447	582

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 5,528	$ 734

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

No impairment was recorded for the six months ending June 30, 2006.

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the six months ended June 30, 2006, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

NOTE B — STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of June 30, 2006, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of June 30, 2006, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

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

As of June 30, 2006 the Company has received a total of 13 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $38,000. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. The notes mature on December 31, 2008. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2001	$1,500	December 31, 2008
March 28, 2003	$5,000	December 31, 2008
June 25, 2003	$3,000	December 31, 2008
December 31, 2003	$2,500	December 31, 2008
July 9, 2004	$3,000	December 31, 2008
November 15, 2004	$2,500	December 31, 2008
January 25, 2005	$5,000	December 31, 2008
August 4, 2005	$1,000	December 31, 2008
December 15, 2005	$1,500	December 31, 2008
January 9, 2006	$5,000	December 31, 2008
March 13, 2006	$2,000	December 31, 2008
May 1, 2006	$1,000	December 31, 2008
June 15, 2006	$5,000	December 31, 2008

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

NOTE D — INCOME TAXES

The Company has net operating loss carryforwards of approximately $71,958 expiring between the years 2020 and 2026. The tax benefit of these net operating losses, which totals approximately $10,793, has been offset by a full allowance for realization. For the quarter ended June 30, 2006, the valuation allowance increased by $1,057.

NOTE E — OFFERING OF DEBT AND EQUITY SECURITIES

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

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes. The maturity date of the promissory notes was three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. On February 5, 2005, the Company entered into extension agreements with all but two of the Note Holders to extend the notes until February 19, 2007. Under the terms of the extension, the Company will continue to pay interest at 10.64% per year. The Company repaid the two Note Holders that did not return their extension agreements.

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2005 and has not been profitable during the first six months of 2006.

Three Month Periods Ended June 30, 2006 and 2005

The Company had $570 in revenue from continuing operations for the three-month period ended June 30, 2006 and revenue of $570 for the same three-month period in 2005.

General and administrative expenses for the three-month period ended June 30, 2006 were $7,088 compared to $1,913 for the same period in 2005. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs. Increases in general and administrative expenses were due to primarily increases in legal and accounting fees.

Because of the foregoing factors, the Company realized a net loss of $7,049 for the three months ended June 30, 2006 as compared to net loss of $1,870 for the same period in 2005.

Six Month Periods Ended June 30, 2006 and 2005

The Company had $1,140 in revenue from continuing operations for the six-month period ended June 30, 2006 and revenue of $1,140 for the same six-month period in 2005.

General and administrative expenses for the six-month period ended June 30, 2006 were $11,928 compared to $5,800 for the same period in 2005. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs. Increases in general and administrative expenses were due to primarily increases in legal and accounting fees.

Because of the foregoing factors, the Company realized a net loss of $11,840 for the six months ended June 30, 2006 as compared to net loss of $5,711 for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had assets consisting of $5,528 cash on hand and accounts receivable of $190 for total current assets of $5,718. Current liabilities consisted of accounts payable of $4,287, accrued interest of $1,052 and unearned revenue of $190 for total current liabilities of $5,529.

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

In addition to attempting to grow our present business, we intend to consider an acquisition or merger transaction with a privately-owned business under which our Company would acquire the business and would thereafter be managed by former owners of the private business. If we are able to complete such a transaction we expect that our shareholders would become minority shareholders in the resulting entity and that the management of the corporation would be changed. We are unable to predict whether or when such a transaction might be completed.

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

     (b)   Reports on Form 8-K: Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIN HOLDINGS, INC.

Date:	July 24, 2006	By /s/ Steve S. Sinohui
Steve S. Sinohui, President