Form 10QSB
period 2006-09-30
SIN HOLDINGS INC
filed 2006-11-08
CIK 1140414

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The Company had 7,278,000 shares of its $.001 par value common stock outstanding as of November 3, 2006.

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

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,010	$ 1,448
Accounts receivable - web subscriptions	285	190

Total current assets	1,295	1,638

LONG TERM ASSETS
Equipment	992	992
Less accumulated depreciation	(992)	(992)

Total long term assets	—	—

OTHER ASSETS
Goodwill (Net of accumulated amortization of $616 for the
periods ending September 30, 2006 and December 31, 2005,
respectively)	5,071	5,071

TOTAL ASSETS	$ 6,366	$ 6,709

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	1,755	768
Loan from shareholder	—	20,000
Accrued interest - offering	1,578	2,111
Unearned revenue	190	190

Total current liabilities	3,523	23,069

LONG TERM LIABILITIES
Loan from shareholder	38,000	5,000
Notes payable - offering	19,834	19,834

Total long term liabilities	57,834	24,834

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 100,000 shares issued and outstanding at
September 30, 2006 and December 31, 2005, respectively	100	100
Common stock, $0.001 par value; 30,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at September 30, 2006 and December 31, 2005, respectively	7,278	7,278
Additional paid-in capital	12,231	11,546
Accumulated deficit	(74,600)	(60,118)

Total Stockholders’ Deficit	(54,991)	(41,194)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 6,366	$ 6,709

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For the Three Months Ended
	September 30, 2006	September 30, 2005
REVENUES
Net subscriptions	$ 570	$ 570

EXPENSES
Bank service charges	13	33
ISP	300	300
Miscellaneous	243	293
Professional fees	1,680	565
Rent	225	225
Transfer fees	225	275

Operating expenses	2,686	1,691

LOSS FROM OPERATIONS	(2,116)	(1,121)

OTHER INCOME (EXPENSE)
Interest expense
Finance charge	—	—
Loan interest	(526)	(537)
Interest income	—	—

	(526)	(537)

NET LOSS BEFORE TAXES	(2,642)	(1,658)

INCOME TAX EXPENSE	—	—

NET LOSS	$ (2,642)	$ (1,658)

NET INCOME PER SHARE - BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
REVENUES
Net subscriptions	$ 1,710	$ 1,710

EXPENSES
Bank service charges	91	117
ISP	900	900
Miscellaneous	1,116	1,052
Professional fees	11,094	3,997
Rent	675	675
Transfer fees	738	750

Operating expenses	14,614	7,491

LOSS FROM OPERATIONS	(12,904)	(5,781)

OTHER INCOME (EXPENSE)
Interest expense

Finance charge	—	—
Loan interest	(1,578)	(1,588)

Interest income	—	—

	(1,578)	(1,588)

NET LOSS BEFORE TAXES	(14,482)	(7,369)

INCOME TAX EXPENSE	—	—

NET LOSS	$ (14,482)	$ (7,369)

NET INCOME PER SHARE - BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,482)	$(7,369)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Rent	675	675
(Increase) in accounts receivable	(95)	—
Increase (Decrease) in accounts payable	987	(350)
Increase (decrease) in accrued interest	(523)	1,593
Decrease in unearned revenue	—	—

Net cash flows from operating activities	(13,438)	(5,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Offering Notes	—	(188)
Loan from shareholder	13,000	6,000

Net cash flows from financing activities	13,000	5,812

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(438)	361

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	1,448	582

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 1,010	$ 943

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$ —	$ —

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

No impairment was recorded for the nine months ending September 30, 2006.

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the nine months ended September 30, 2006, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

NOTE B — STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of September 30, 2006, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of September 30, 2006, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

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

As of September 30, 2006 the Company has received a total of 13 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $38,000. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. The notes mature on December 31, 2008. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

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

NOTE C — RELATED PARTY TRANSACTIONS (CONTINUED)

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

NOTE D — INCOME TAXES

The Company has net operating loss carryforwards of approximately $74,600 expiring between the years 2020 and 2026. The tax benefit of these net operating losses, which totals approximately $11,190, has been offset by a full allowance for realization. For the quarter ended September 30, 2006, the valuation allowance increased by $397.

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2005 and has not been profitable during the first nine months of 2006.

Three Month Periods Ended September 30, 2006 and 2005

The Company had $570 in revenue from continuing operations for the three-month period ended September 30, 2006 and revenue of $570 for the same three-month period in 2005.

General and administrative expenses for the three-month period ended September 30, 2006 were $2,686 compared to $1,691 for the same period in 2005. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs. Increases in general and administrative expenses were due to primarily increases in legal and accounting fees.

Because of the foregoing factors, the Company realized a net loss of $2,642 for the three months ended September 30, 2006 as compared to net loss of $1,658 for the same period in 2005.

Nine Month Periods Ended September 30, 2006 and 2005

The Company had $1,710 in revenue from continuing operations for the nine-month period ended September 30, 2006 and revenue of $1,710 for the same nine-month period in 2005.

General and administrative expenses for the nine-month period ended September 30, 2006 were $14,614 compared to $7,491 for the same period in 2005. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs. Increases in general and administrative expenses were due to primarily increases in legal and accounting fees.

Because of the foregoing factors, the Company realized a net loss of $14,482 for the nine months ended September 30, 2006 as compared to net loss of $7,369 for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had assets consisting of $1,010 cash on hand and accounts receivable of $285 for total current assets of $1,295. Current liabilities consisted of accounts payable of $1,755, accrued interest of $1,578 and unearned revenue of $190 for total current liabilities of $3,523.

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

ITEM 3. CONTROLS AND PROCEDURES

          a.    Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer who is also the principal accounting officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006 (the “Evaluation Date”). Based on such evaluation, he has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the company (including consolidated subsidiaries) required to be included in reports filed or submitted under the Exchange Act.

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

     (b)   Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIN HOLDINGS, INC.

Date:	November 8, 2006	By /s/ Steve S. Sinohui
Steve S. Sinohui, Chief Executive Officer and Chief Financial Officer