Form 10KSB
period 2006-12-31
SIN HOLDINGS INC
filed 2007-04-11
CIK 1140414

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No [   ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer’s revenues for the fiscal year ended December 31, 2006, were $2,280.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes   [   ]   No   [X]

The aggregate market value of the voting Common Stock held by non-affiliates of issuer as of April 9, 2007 is $1,290,780. There are 1,278,000 shares of common voting stock of the Company not held by affiliates. The aggregate market value is based upon the bid price for the common stock of the Company on the OTC Bulletin Board on April 9, 2007.

Transitional Small Business Disclosure Format: Yes   [   ]    No   [X]

FORM 10-KSB
SIN HOLDINGS, INC.
INDEX

	Page
PART I
Item 1. Description of Business	3
Item 2. Description of Property	8
Item 3. Legal Proceedings	8
Item 4. Submission of Matters to a Vote of Security Holders	8
PART II
Item 5. Market for Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities	9
Item 6. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10
Item 7. Financial Statements	11
Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosures	11
Item 8A. Controls and Procedures	11
PART III
Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act	11
Item 10. Executive Compensation	12
Item 11. Security Ownership of Certain Beneficial Owners and
Management	13
Item 11A. Audit Committee	13
Item 12. Certain Relationships and Related Transactions	14
Item 13. Exhibits and Reports on Form 8-K	15
Item 14. Principal Accountant Fees and Services	15
Financial Statements pages	F-1 to	F-12
Signatures	16
Certifications	18

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

The Company owns and operates www.senior-inet.com, a web portal for senior resources. Our portal lists service providers categorically by geographic location, allowing users to access information quickly and efficiently. Presently, we list resources in 10 cities in Colorado and in Houston, Texas. We designed our portal so that users could gather information from a variety of companies offering the same service. We developed our current network of senior service providers with the assistance of local agencies serving senior citizens, through telephone listings and other web sites. Our portal provides seniors access to information concerning the following categories:

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

We expended no funds for research and development during our last fiscal year ended December 31, 2006, and we do not expect to incur any expenses for research and development this year.

Risk Factors

The Company’s business is subject to many risks, including the following:

We Have Realized Very Limited Revenues and Earnings To Date and We May Not Be Able to Achieve Meaningful Revenues or Earnings in the Future. Senior-Inet has been operational since December 1, 2000 and we have yet to achieve meaningful revenue and earnings. SIN Holdings and Senior-Inet, together, realized revenues of $2,280 for the year ended December 31, 2006 and $2,280 for the year ended December 31, 2005. We had a net loss of $22,388 for the year ended December 31, 2006 and a net loss of $9,905 for the year ended December 31, 2005. There can be no assurance that we will realize a meaningful increase in our revenues or earnings in the future from providing a database of resources for senior citizens on the Internet.

We Have Limited Assets and Working Capital and Minimal Shareholders’ Equity and We May Not Be Able to Continue in Operation without the Infusion of Additional Capital. As of December 31, 2006, we had total assets of $11,406, including $6,050 in cash and cash equivalents, $285 in receivables and $5,071 of intangible assets net of accumulated amortization. Our total shareholders’ equity was ($62,652) as of December 31, 2006. Accordingly, we have very limited assets, including working capital and financial resources. Our financial condition may not improve.

We Expect to Continue to Incur Losses Through the First Half of 2007. We have achieved limited revenue from operations and have incurred losses during 2005 and 2006. We may not a sufficient number of subscribers to be linked to our website, or other revenue-producing advertising to generate sufficient revenue to operate profitably. Our selling, general and administrative expenses increased approximately $9,449 during 2006, compared to the year earlier period. Further, we do anticipate our operating expenses increasing during 2007 due to increased costs associated with adding new subscribers. We expect to incur operating losses through the first half of 2007, and possibly longer, and that our losses may grow unless we increase our revenue from levels we have experienced in 2006.

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

Item 4.    Submission of Matters to a Vote of Security Holders

On December 27, 2006, the Company’s sole director called the annual meeting of shareholders and the Company mailed its Information Statement and Notice of Annual Shareholders’ Meeting to all shareholders of record as of December 14, 2006. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders. Desert Bloom Investments, Inc., wholly-owned by Steve S. Sinohui (the Company’s Chief Executive Officer and sole Director), owns 6,000,000 of the Company’s 7,278,000 issued and outstanding common shares. Because Desert Bloom Investments, Inc. holds a majority of the voting shares as of the Record Date, no proxies were solicited with the Information Statement.

The Information Statement was filed with the Securities and Exchange Commission and was furnished, pursuant to Section 14C of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to the holders (the “Stockholders”) of the common stock, par value $.001 per share (the “Common Stock”). At the Annual Meeting, the following actions were approved by shareholders:

1.	Re-elected Steve S. Sinohui as the sole director of the Company
2.	Amended the Articles of Incorporation for the following purposes:
a.	to increase the number of authorized common shares from 30,000,000 to 400,000,000;
b.	to increase the number of authorized preferred shares from 10,000,000 to 100,000,000;
c.	to be able to divide the Preferred Stock into series and to fix and determine the relative rights, limitations and preferences of each series of preferred shares;
d.

eliminate the five-person maximum number of directors on the Company’s Board of Directors; and to include the provision that stockholders may take action without a meeting of stockholders and without prior notice if a consent or consents in writing, setting forth the action so taken, is signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to take such action at a meeting at which all shares entitled to vote thereon were present.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     a.    Market Information. Prior to August 2005, there was no trading market for our common stock. We obtained a trading symbol of “SNHI” and began trading on the NASD Over-the-Counter Bulletin Board in August 2005. Although we have a listing on the Bulletin Board, there is no assurance that an active, liquid market for our common stock will develop or that a trading market will continue. Our common stock is quoted on the NASD Over-the-Counter Bulletin Board (“OTCBB”) at the present time. At April 9, 2007, our stock was bid $1.01 and asked at $200.

     Below is the market information pertaining to the high and low bid and ask quotations of our common stock for each quarter since our common stock has been quoted on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2006	LOW	HIGH
Fourth Quarter	$ .041	$1.01
Third Quarter	$ 1.01	$2.05
Second Quarter	$ 1.10	$2.05
First Quarter	$ 1.10	$2.05
2006	LOW	HIGH
Fourth Quarter	$ 0.01	$0.50
Third Quarter	$ 0.00	$0.01

     b.    Holders. There are 20 holders of the Company’s common stock, and one holder of its preferred stock. In February 2002 the Company completed an offering in accordance with Regulation A adopted under the Securities Act of 1933, as amended (“Securities Act”). We issued 1,278,000 shares of common stock to 17 persons

     As of the date of this report, all outstanding shares may be transferred, including 6,000,000 shares of the Company’s common stock that are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain volume limitations in Rule 144. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three moth period a number of shares which does not exceed the greater of 1% of the then outstanding common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been, for the preceding three months, an affiliate of the Company. Accordingly, the aggregate 6,000,000 shares of common stock owned of record and beneficially by Desert Bloom Investments, Inc. became available for resale under Rule 144 in November 2001. Transfer and resale of the shares of common stock will be subject, in addition to the federal securities laws and to the “Blue Sky” laws of each state in which the transfer or resale occurs.

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

Results of Operations

The Company was not profitable during the year ended December 31, 2006 and has not operated profitably during any period since inception.

Fiscal 2006 Compared with Fiscal 2005

The Company had $2,280 in revenue from continuing operations for the year ended December 31, 2006 and revenue of $2,280 for the year ended December 31, 2005.

General and administrative expenses for the year ended December 31, 2006 were $19,519 compared to $10,070 for 2005. Expenses consisted of general corporate administration, rent, Internet service provider and computer expenses, legal and professional expenses and accounting and auditing costs. Higher expenses for the year ended December 31, 2006 were primarily due to increased legal expenses.

Because of the foregoing factors, the Company realized a net loss of $22,388 for the year ended December 31, 2006 as compared to net loss of $9,905 for 2005.

Liquidity and Capital Resources

At December 31, 2006 the Company had assets consisting of $6,050 cash on hand and accounts receivable of $285 for total current assets of $6,335. Current liabilities consisted of accounts payable of $3,885, accrued interest payable of $2,110, notes payable of $19,834 and unearned revenue of $190 for total current liabilities of $26,019.

During the last three fiscal years, the Company has received loans totaling $45,000 from Desert Bloom Investments, Inc., the controlling stockholder of the Company, which is owned by Mr. Sinohui, the President. The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

Additionally, on February 19, 2002, the Company closed an offering of Units each consisting of one three-year promissory note in the principal amount of $94. The Company sold 213 Units consisting of promissory notes aggregating $20,022. These notes become due on February 19, 2005. As of March 31, 2007, the Company had entered into extension agreements with eight of the Note Holders. The Note Holders agreed to extend the notes until February 19, 2009. Under the terms of the extension, the Company will continue to pay interest at 10.64% per year. The Company repaid the Note Holders that did not return their extension agreements.

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

Item 7.    Financial Statements

Financial statements for the years ended December 31, 2006 and 2005 are presented in a separate section of this report following Section 14.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable

Item 8A.    Controls and Procedures.

     a.    Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer who is also the principal accounting officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006 (the “Evaluation Date”). Based on such evaluation, he has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company (including consolidated subsidiaries) required to be included in reports filed or submitted under the Exchange Act.

     b.    Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that have affected materially, or are reasonably likely to affect, our internal control over financial reporting.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and officers of the Company are as follows:

Name	Age	Position
Steve S. Sinohui	58	Director, President, Secretary and
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

Background

Steve S. Sinohui has served as the President, the Treasurer, the Secretary and a director of SIN Holdings and Senior-Inet since the inception of both companies on November 27, 2000. Since 2005, Mr. Sinohui has been a supervisor with UPS Cartage Services International in Denver, Colorado. Additionally, Mr. Sinohui has served as a broker for Urban Companies, a Lakewood, Colorado corporation since 1994, where he is involved in locating and securing commercial real estate opportunities, listing and selling residential and commercial real estate and property management. From 1989 to 1994, Mr. Sinohui served as a project manager for ATMA, Inc., a distributor of medical supplies, where he supervised and directed the physical inventory and asset management of capital equipment, evaluated and supervised the development and implementation of computer programs and equipment, including database and inventory management software and equipment, and managed over 80 multiple-site inventory personnel. From 1983 to 1987, Mr. Sinohui served as the Vice President of Marketing for the National OTC Stock Journal, a national finance newspaper, which covered the over-the-counter stock market. During his tenure with the National OTC Stock Journal, Mr. Sinohui developed a marketing and promotional program, which included long-term advertising campaigns for national and international clients. Mr. Sinohui also planned, organized and developed sales for three national financial trade shows, which were teleconferenced to over twenty cities. The trade shows presented a format for investors to interact with executive officers of publicly-held companies from the United States, Canada and Europe. Mr. Sinohui attended Phoenix College, Phoenix, Arizona, with a curriculum in broadcasting and journalism, from 1966 to 1969.

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

_______________

(1)

Desert Bloom Investments, Inc. owns 6,000,000 shares of the 7,278,000 shares of issued and outstanding common stock and 100,000 (100%) shares of preferred stock of SIN Holdings. Steve Sinohui, the sole executive officer and director of SIN Holdings and Senior-Inet, is the sole shareholder and officer and director of Desert Bloom Investments, Inc., a Colorado corporation.

The balance of the Company’s outstanding stock is held by 19 persons.

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

On December 14, 2001, the Company commenced an offering of Units pursuant to Regulation A promulgated under the Securities Act of 1933. Each Unit had an offering price of $100 and consisted of one three-year promissory note in the principal amount of $94 with simple interest at 10.64% per annum, plus 6,000 shares of common stock offered at par value of $0.001 per share (an aggregate price of $6.00 for the 6,000 shares). The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units from 17 subscribers, for an aggregate of $20,022 in Promissory Notes and 1,278,000 shares of common stock. The maturity date of the promissory notes was three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. The notes become due on February 19, 2005. The Company entered into extension agreements with all but two of the Note Holders. The Note Holders agreed to extend the notes until February 19, 2007. Under the terms of the extension, the Company will continue to pay interest at 10.64% per year. The Company repaid the two Note Holders that did not return their extension agreements. No underwriter was involved in the offer or sale of the securities in the offering.

As of December 31, 2006, the Company has received a total of 14 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $45,000. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. The notes mature on December 31, 2008. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2001	$1,500	December 31, 2008
March 28, 2003	$5,000	December 31, 2008
June 25, 2003	$3,000	December 31, 2008
December 31, 2003	$2,500	December 31, 2008
July 9, 2004	$3,000	December 31, 2008
November 15, 2004	$2,500	December 31, 2008
January 25, 2005	$5,000	December 31, 2008
August 4, 2005	$1,000	December 31, 2008
December 15, 2005	$1,500	December 31, 2008
January 9, 2006	$5,000	December 31, 2008
March 13, 2006	$2,000	December 31, 2008
May 1, 2006	$1,000	December 31, 2008
June 15, 2006	$5,000	December 31, 2008
December 29, 2006	$5,000	December 31, 2008

Item 13.    Exhibits and Reports on Form 8-K

(a)    Index to Exhibits

3.1      Articles of Incorporation*
3.2      Bylaws*
10.1     Business Purchase Agreement*
10.2     Profit Participation Agreement*
21       Subsidiaries of the Registrant*
31       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

During the Company’s two most recent fiscal years and any subsequent interim period preceding the resignation of Comiskey, there were no disagreements with Comiskey that were not resolved on any matter concerning accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Comiskey, would have caused Comiskey to make reference to the subject matter of the disagreements in connection with its reports. Comiskey, as the Company’s principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to the Company’s financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles. Comiskey, as the Company’s principal independent accountant, did modify its opinion as to uncertainty concerning the Company’s ability to continue as a going concern during the Company’s most recent fiscal year. During the Company’s two most recent fiscal years there have been no reportable events, as defined in Regulation S-K Item 304(a)(1)(v).

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

Date Billed	Action	Fee
June 30, 2006	Review of Form 10QSB for the periods ending March 31, 2006 and June 30, 2006	$ 1,000.00
March 31, 2006	Review of 8-K regarding principal independent accountant’s resignation	$ 92.80
February 28, 2006	Final Audit Fee for the year ending December 31, 2005	$ 646.64
January 31, 2006	Interim Audit Fee for the year ending December 31, 2005	$ 2000	.00
December 31, 2005	Assist with SEC Comment Responses	$ 263.20
November 30, 2005	Review of Form 10QSB for September 30, 2005	$ 597.87
July 31, 2005	Review of Form 10QSB for June 30, 2005	$ 464.80
May 31, 2005	Review of Form 10QSB for March 31, 2005	$ 284.24
March 31, 2005	Final Audit Fee for the year ending December 31, 2004	$ 250.00
February 28, 2005	Interim Audit Fee for the year ending December 31, 2004	$ 1,500.00
January 31, 2005	Interim Audit Fee for December 31, 2004	$ 750.00

     b.    Tax Fees. The Company was not billed in the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, tax planning or any other services. The Company prepared and filed its own tax returns.

FORM 10-KSB
SIN HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-3

Consolidated Income Statements	F-4

Consolidated Statement Of Stockholders’ Equity (Deficit)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS
SIN Holdings, Inc.

We have audited the accompanying balance sheet of SIN Holdings, Inc. as of December 31, 2006, and the related statements of operations, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SIN Holdings, Inc. as of December 31, 2005, were audited by other auditors whose report was dated February 5, 2006

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SIN Holdings, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses, has an accumulated deficit, and has minimal revenues that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Respectfully submitted, /s/ Robison Hill & Company Certified Public Accountants

Salt Lake City, Utah
April 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SIN Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of SIN Holdings, Inc. and Subsidiary as of December 31, 2005 and 2004 (2004 not presented), and the related consolidated income statements, statement of stockholder’s equity (deficit), and statements of cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Denver, Colorado
February 5, 2005

/s/ Comiskey & Company
PROFESSIONAL CORPORATION

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and Cash Equivalents	6,050	1,448
Accounts Receivable	285	190

Total Current Assets	6,335	1,638
Long Term Assets
Equipment	992	992
Less Accumulated Depreciation	(992)	(992)

Total Long Term Assets	0	0
Other Assets
Goodwill (Net of accumulated amortization of $616)	5,071	5,071

Total Other Assets	5,071	5,071

TOTAL ASSETS	11,406	6,709

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	3,885	768
Loan from Shareholder	0	20,000
Notes Payable - Offering	19,834	0
Accrued Interest - Offering Notes	2,110	2,111
Unearned Revenue	190	190

Total Current Liabilities	26,019	23,069

Long Term Liabilities
Loan from Shareholder	45,000	5,000
Interest Payable on Loans	3,039	0
Notes Payable - Offering	0	19,834

Total Long Term Liabilities	48,039	24,834

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized; 100,000 shares issued and outstanding
at December 31, 2006 and 2005	100	100
Common Stock, $0.001 par value, 30,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at December 31, 2006 and 2005	7,278	7,278
Additional Paid In Capital	12,476	11,546
Accumulated Deficit	(82,506)	(60,118)

Total Equity (Deficit)	(62,652)	(41,194)

	11,406	6,709

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS

	December 31, 2006	December 31, 2005
REVENUES
Net Subscriptions	$ 2,280	$ 2,280
EXPENSES
Bank Service Charges	101	150
ISP	1,200	1,200
Licenses & Permits	20	0
Miscellaneous	1,681	1,317
Professional Fees	14,304	5,178
Rent	900	900
Transfer Fees	1,313	1,325

Operating Expenses	19,519	10,070

Loss From Operations	(17,239)	(7,790)

OTHER INCOME (EXPENSE)
Finance Charges	0	0
Loan Interest	(5,149)	(2,115)

TOTAL OTHER INCOME (EXPENSE)	(5,149)	(2,115)

NET LOSS BEFORE INCOME TAXES	(22,388)	(9,905)

INCOME TAX EXPENSE	0	0

NET LOSS	($ 22,388)	($ 9,905)

NET LOSS PER SHARE	($ 0.00)	($ 0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock Number of Shares Amount		Preferred Stock Number of Shares Amount		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at
December 31, 2004	7,278,000	$7,278	100,000	$100	$10,636	($ 50,213)	($ 32,199)

Shareholder
Contributed Rent	—	—	—	—	$ 900	—	$ 900

Shareholder
Pay Interest	—	—	—	—	$ 10	—	$ 10

Net (Loss) for the
Year Ended December
31, 2005	—	—	—	—	—	($ 9,905)	($ 9,905)

Balance at
December 31, 2005	7,278,000	$7,278	100,000	$100	$11,546	($ 60,118)	($ 41,194)

Shareholder
Contribute Rent	—	—	—	—	$ 900	—	$ 900

Shareholder Pay
Interest	—	—	—	—	$ 10	—	$ 10

Shareholder Pay
License Fees	—	—	—	—	$ 20	—	$ 20

Net (Loss) for the year
Ended December 31, 2006	—	—	—	—	—	($ 22,388)	($ 22,388)

Balance at
December 31, 2005	$7,278,000	$7,278	$100,000	$100	$12,476	($ 85,206)	($ 62,652)

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31 2006	For the year ended December 31 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($22,388)	($ 9,905)
Adjustments to reconcile net loss to net cash
Rent	900	900
Interest Payment	10	10
Licenses and Permits	20	0
Increase in Accounts Receivable	(95)	95
Increase in Accounts Payable	3,117	343

Net Cash Flows from Operating Activities	(18,436)	(8,557)

CASH FLOWS FROM FINANCING ACTIVITIES
Accrued Interest on Notes Payable	3,038	2,111
Repayment of Notes Payable	0	(188)
Loan from Shareholders	20,000	7,500

Net Cash Flows from Financing Activities	23,038	9,423

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,602	866

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	$ 1,448	$ 582
END OF PERIOD	$ 6,050	$ 1,448

          The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

No impairment was recorded in the fiscal year ending December 31, 2006.

Depreciation and Amortization

Depreciation on assets is recorded using the straight-line method over the estimated life of the asset, which is three years. The FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which provides, among other things, for the nonamortization of goodwill and intangible assets with indefinite useful lives. The Company adopted SFAS 142 effective January 1, 2002. Goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment using fair value measurement techniques upon adoption (January 1, 2002) and annually thereafter. The Company will perform its annual impairment review during the fourth quarter each year. During the fourth quarter of 2006, the Company completed its impairment review and determined that goodwill was not impaired.

NOTE A — SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Accounting for Certain Hybrid Financial Instruments

In February 2006, The FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This statement amends FASB 133, Accounting for Derivative Instruments and Hedging Activities and Statement and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

Accounting for Services of Financial Instruments

In March 2006 the FASB issued SFAS No. 156 ” Accounting for Servicing of Financial Instruments — an amendment of FASB No. 140, Accounting for Transfers and Servicing of Financial Instruments and Extinguishments of Liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service an asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an entity to choose either the amortization method or fair market value measurement method for subsequent measurement periods for each class of separately recognized servicing assets and servicing liabilities, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights at its initial adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements

Accounting for Uncertainty in Income Taxes

In June, 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109". This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

Accounting for Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements.” SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

Accounting for Prior Year Misstatements

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

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

NOTE A — SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the year ended December 31, 2006, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Mitigation of Going Concern Uncertainty

The Company has experienced recurring losses resulting primarily from the costs of periodic reporting with the Securities and Exchange Commission and related administrative expenses. These negative operating cash flows were funded with loans from the Company’s majority shareholder. As discussed in note C, the Company owes a total of $45,000 to its majority shareholder, which matures in 2008. Furthermore, the Company has outstanding notes and accrued interest totaling $19,834 to unrelated parties which were to mature in 2005, but which were extended by the lenders to 2009. Subsequent to year end, the Company’s majority shareholder agreed to provide funding for the operational expenses for the 2007 fiscal year.

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

NOTE C — RELATED PARTY TRANSACTIONS (CONTINUED)

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

As of December 31, 2006, the Company has received a total of 14 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $45,000. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. The notes mature on December 31, 2008. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2001	$1,500	December 31, 2008
March 28, 2003	$5,000	December 31, 2008
June 25, 2003	$3,000	December 31, 2008
December 31, 2003	$2,500	December 31, 2008
July 9, 2004	$3,000	December 31, 2008
November 15, 2004	$2,500	December 31, 2008
January 25, 2005	$5,000	December 31, 2008
August 4, 2005	$1,000	December 31, 2008
December 15, 2005	$1,500	December 31, 2008
January 9, 2006	$5,000	December 31, 2008
March 13, 2006	$2,000	December 31, 2008
May 1, 2006	$1,000	December 31, 2008
June 15, 2006	$5,000	December 31, 2008
December 29, 2006	$5,000	December 31, 2008

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

NOTE D — INCOME TAXES

The Company has net operating loss carryforwards of approximately $79,466 expiring between the years 2020 and 2026. The tax benefit of these net operating losses, which totals approximately $11,920, has been offset by a full allowance for realization. For the year ended December 31, 2006, the valuation allowance increased by $2,902.

	2006	2005
Net Operating Losses	$27,018	$20,305
Valuation Allowance	($27,018)	($20,305)

	$ –	$ –

The provision for income taxes differ from the amount computed using the Federal US statutory income tax rate as follows:

	2006	2005
Provisions (Benefit) at US Statutory Rate	$ 7,612	$ 3,368
Increase (Decrease) in Valuation Allowance	($6,713)	($2,730)
Other Differences	($ 899)	($ 638)

Total	—	—

NOTE C — RELATED PARTY TRANSACTIONS (CONTINUED)

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE E — CASH PAID FOR INTEREST AND INCOME TAXES

Cash paid for interest and income taxes is as follows:

	2006	2005
Interest payments	$ 2,110	$ 4
Income taxes	$ 0	$ 0

Total	$ 2,110	$ 4

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

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes. The maturity date of the promissory notes is three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. As of December 31, 2006, the Company owed $2,110 in interest on the notes. The interest due to the Note Holders was paid on January 16, 2007.

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

On January 30, 2007, the Company again requested the Note Holders to extend their promissory notes for another two years. Of the 15 Note Holders, eight chose to extend their notes. The principal amount of the notes that were extended until February 19, 2009, aggregate $19,176.00.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIN HOLDINGS, INC.
Date: April 9, 2007	By /s/ Steve S. Sinohui
Steve S. Sinohui, President