Form 10QSB
period 2007-03-31
SIN HOLDINGS INC
filed 2007-05-07
CIK 1140414

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The Company had 7,278,000 shares of its $.001 par value common stock outstanding as of May 7, 2007.

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

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
Current Assets
Cash and Cash Equivalents	$ 1,072	$ 6,050
Accounts Receivable	190	285

Total Current Assets	1,262	6,335
Long Term Assets
Equipment	992	992
Less Accumulated Depreciation	(992)	(992)

Total Long Term Assets	—	—
Other Assets
Goodwill	5,071	5,071

Total Other Assets	5,071	5,071

TOTAL ASSETS	$ 6,333	$ 11,406

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$ 75	$ 3,885
Notes Payable - Offering	—	19,834
Accrued Interest - Offering Notes	503	2,110
Unearned Revenue	190	190

Total Current Liabilities	768	26,019
Long Term Liabilities
Notes Payable - Offering	19,176	—
Loan from Shareholder	47,000	45,000
Accrued Interest - Shareholder Notes	3,494	3,039

Total Long Term Liabilities	69,670	48,039

Total Liabilities	70,438	74,058

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value; 100,000,000 shares
authorized; 100,000 shares issued and outstanding at
March 31, 2007 and December 31, 2006, respectively	100	100
Common Stock, $0.001 par value; 400,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at March 31, 2007 and December 31, 2006, respectively	7,278	7,278
Additional Paid In Capital	12,711	12,476
Accumulated Deficit	(84,194)	(82,506)

Total Stockholders’ Deficit	(64,105)	(62,652)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 6,333	$ 11,406

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	March 31, 2007	March 31, 2006
REVENUES
Net Subscriptions	$ 570	$ 570

EXPENSES
Bank Service Charges	3	45
ISP	300	300
Licenses & Permits	25	—
Miscellaneous	—	401
Professional Fees	451	3,582
Rent	225	225
Transfer Fees	285	288

Operating expenses	1,289	4,841

LOSS FROM OPERATIONS	(719)	(4,271)

OTHER INCOME (EXPENSE)
Loan Interest	(969)	(520)

TOTAL OTHER INCOME (EXPENSE)	(969)	(520)

NET LOSS BEFORE TAXES	(1,688)	(4,791)

INCOME TAX EXPENSE	—	—

NET LOSS	$ (1,688)	$ (4,791)

NET INCOME PER SHARE - BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,688)	$(4,791)
Adjustments to reconcile net loss to net cash
Rent	225	225
Interest Payment	10	10
Increase in Accounts Receivable	95	—
Decrease in Accounts Payable	(3,810)	(768)
Increase (Decrease) in Accrued Interest	(1,152)	(1,590)

Net Cash Flows from Operating Activities	(6,320)	(6,914)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Repayment of Notes	(658)	—
Loan from Shareholder	2,000	7,000

Net Cash Flows from Financing Activities	1,342	7,000

NET INCREASE (DECREASE) IN CASH	(4,978)	86
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	6,050	1,447

END OF PERIOD	$ 1,072	$ 1,533

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Management’s Representation of Interim Financial Information

SIN Holdings, Inc. has prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2006 included in the Annual Report on Form 10-KSB for the year then ended.

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

No impairment was recorded for the three months ending March 31, 2007.

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

Recent Accounting Standards

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

In March 2006 the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Instruments — an amendment of FASB No.140, Accounting for Transfers and Servicing of Financial Instruments and Extinguishments of Liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service an asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an entity to choose either the amortization method or fair market value measurement method for subsequent measurement periods for each class of separately recognized servicing assets and servicing liabilities, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights at its initial adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the three months ended March 31, 2007, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Principles of Consolidation

The consolidated financials statements for the three months ended March 31, 2007 include the accounts of SIN Holdings, Inc. and its wholly owned subsidiary, Senior-Inet. Intercompany transactions and balances have been eliminated in consolidation and combination.

NOTE B — STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 100 ,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of March 31, 2007, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 400,000 ,000 shares of common stock. During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of March 31, 2007, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

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

As of March 31, 2007 the Company has received a total of 16 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $47,000. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. The notes mature on December 31, 2008. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2001	$1,500	December 31, 2008
March 28, 2003	$5,000	December 31, 2008
June 25, 2003	$3,000	December 31, 2008
December 31, 2003	$2,500	December 31, 2008
July 9, 2004	$3,000	December 31, 2008
November 15, 2004	$2,500	December 31, 2008
January 25, 2005	$5,000	December 31, 2008
August 4, 2005	$1,000	December 31, 2008
December 15, 2005	$1,500	December 31, 2008
January 9, 2006	$5,000	December 31, 2008
March 13, 2006	$2,000	December 31, 2008
May 1, 2006	$1,000	December 31, 2008
June 15, 2006	$5,000	December 31, 2008
November 15, 2006	$2,000	December 31, 2008
December 29, 2006	$5,000	December 31, 2008
February 9, 2007	$2,000	December 31, 2008

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

	2006	2005
Net Operating Losses	$ 27,018	$ 20,305
Valuation Allowance	(27,018)	(20,305)

	$ —	$ —

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2006	2005
Provisions (Benefit) at US Statutory Rate	$ 7,612	$ 3,368
Increase (Decrease) in Valuation Allowance	(6,713)	(2,730)
Other Differences	(899)	(638)

Total	$ —	$ —

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

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes. The maturity date of the promissory notes was three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. On February 5, 2005, the Company entered into extension agreements with all but two of the Note Holders to extend the notes until February 19, 2007. Under the terms of the extension, the Company will continue to pay interest at 10.64% per year. The Company repaid the two Note Holders that did not return their extension agreements. On January 30, 2007, the Company again requested the Note Holders to extend their promissory notes for another two years. Of the 15 Note Holders, eight chose to extend their notes. The principal amount of the notes that were extended until February 19, 2009, aggregate $19,176.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Further, persons reviewing this report are advised that actual results may differ materially from those included within the forward-looking statements because of various factors such as:

•	the Company’s limited revenues and earnings to date and its possible inability to achieve meaningful revenues or earnings in the near future;
•	the Company has limited assets and working capital and may not be able to cointinue in operation without the infusion of additional capital;
•	our expectation to incur losses through the first half of 2007;
•	we may need to raise additional funds and these funds may not be available to us when we need them we may need to change our business plan, sell or merger our business or face bankruptcy;
•	we do not expect to increase our revenues and earnings significantly until we increase our customer base;
•	we may enter into a merger or acquisition transaction in which our shareholders incur substantial dilution of their ownership interests;
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

We conduct all our business through Senior-Inet, Inc. (“Senior-Inet”). We own and operate the Internet site www.senior-inet.com. At the web site, we provide information on 11 types of services for senior citizens in two general geographic areas in the United States. Revenues for the Company are derived from the sale of web pages to the resources listed on our site.

Presently, our services are limited to publishing listings of senior resource providers in 11 cities – ten of which are in Colorado and one in Houston, Texas. We design and sell web pages to resources listed on our site as well as offer banner and box advertisements to senior service providers. The 11 categories of senior resources represented on our web site include

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2006 and has not been profitable during the first three months of 2007.

Three Month Periods Ended March 31, 2007 and 2006

The Company had $570 in revenue from continuing operations for the three-month period ended March 31, 2007 and revenue of $570 for the same three-month period in 2006.

General and administrative expenses for the three-month period ended March 31, 2007 were $1,289 compared to $4,841 for the same period in 2006. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs.

Because of the foregoing factors, the Company realized a net loss of $1,688 for the three months March 31, 2007 as compared to net loss of $4,791 for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company had assets consisting of $1,072 cash on hand and accounts receivable of $190 for total current assets of $1,262. Current liabilities consisted of accounts payable of $75, accrued interest of $503 and unearned revenue of $190 for total current liabilities of $768.

The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

The Company has received a total of 16 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $47,000. All of the notes are due on December 31, 2008, unless extended. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

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

     (b)   Reports on Form 8-K: Reports on Form 8-K:

On January 29, 2007, the Company filed a Form 8-K regarding the Company’s annual meeting of shareholders.

On January 29, 2006, the Company held its annual meeting of shareholders. Present at the meeting was Steve S. Sinohui, President of Desert Bloom Investments, Inc. (“Desert Bloom”). Desert Bloom owns 6,000,000 of the Company’s 7,278,000 issued and outstanding commons shares or 82.44%. No other shareholders were present in person or by proxy.

Mr. Sinohui was re-elected to serve as the Company’s sole director. Mr. Sinohui will also serve as the sole officer of the Company. Mr. Sinohui will hold office until the next annual meeting of stockholders following his election unless he earlier resigns or is removed as provided in the bylaws.

At the annual meeting of shareholders, the shareholders voted to amend and restate the Company’s Articles of Incorporation. The Company’s Articles of Incorporation were amended for the following purposes:

a.	to increase the number of authorized common shares from 30,000,000 to 400,000,000;
b.	to increase the number of authorized shares of preferred stock from 10,000,000 to 100,000,000;
c.	authorize the Board of Directors to divide the Preferred Stock into series and to fix and determine the relative rights, limitations and preferences of each series of the preferred shares;
d.	eliminate the five-person maximum number of directors on the Company’s Board of Directors; and
e.

to include a provision that stockholders may take action without a meeting of stockholders and without prior notice if a consent or consents in writing, setting forth the action so taken, is signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to take such action at a meeting at which all shares entitled to vote thereon were present, as authorized by the Colorado Business Corporation Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIN HOLDINGS, INC.

Date:	May 7, 2007	By /s/ Steve S. Sinohui
Steve S. Sinohui, Chief Executive Officer and Chief Financial Officer