Form 10QSB
period 2007-06-30
SIN HOLDINGS INC
filed 2007-08-14
CIK 1140414

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The Company had 7,278,000 shares of its $.001 par value common stock outstanding as of August 8, 2007.

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

SIN HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
	June 30, 2007 (Unaudited)	December 31, 2006 Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,701	$6,050
Accounts receivable - web subscriptions	380	285
Total current assets	3,081	6,335
LONG TERM ASSETS
Equipment	992	992
Less accumulated depreciation	(992)	(992)
Total long term assets	-	-
OTHER ASSETS
Goodwill	5,071	5,071
TOTAL OTHER ASSETS	5,071	5,071
TOTAL ASSETS	$8,152	$11,406
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	515	3,885
Notes Payable - Offering	-	19,834
Accrued interest - offering	1,011	2,110
Unearned revenue	190	190
Total current liabilities	1,716	26,019
LONG TERM LIABILITIES
Loan from shareholder	50,000	45,000
Accrued Interest - Shareholder Notes	3,983	3,039
Notes payable - offering	19,176	-
Total long term liabilities	73,159	48,039
Total Liabilities	74,875	74,058
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 100,000 shares issued and outstanding at
June 30, 2007 and December 31, 2006, respectively	100	100
Common stock, $0.001 par value; 30,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at June 30, 2007 and December 31, 2006, respectively	7,278	7,278
Additional paid-in capital	12,936	12,476
Accumulated deficit	(87,037)	(82,506)
Total Stockholders' Deficit	(66,723)	(62,652)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,152	$11,406

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	For the Three Months Ended
	June 30, 2007	June 30, 2006

REVENUES
Net subscriptions	$ 570	$ 570

EXPENSES
Bank service charges	2	33
ISP	300	300
Miscellaneous	804	473
Professional fees	860	5,832
Rent	225	225
Transfer fees	225	225

Operating expenses	2,416	7,088

LOSS FROM OPERATIONS	(1,846)	(6,518)

OTHER INCOME (EXPENSE)
Interest expense	(997)	(531)

TOTAL OTHER INCOME (EXPENSE)	(997)	(531)

NET LOSS BEFORE TAXES	(2,843)	(7,049)

NET LOSS	($2,843)	($7,049)

NET INCOME PER SHARE - BASIC	$ -	$ -

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
	For the Six Months Ended
	June 30, 2007	June 30, 2006

REVENUES
Net subscriptions	$1,140	$1,140

EXPENSES
Bank service charges	5	78
ISP	600	600
Licenses and Permits	25	-
Miscellaneous	804	873
Professional fees	1,311	9,414
Rent	450	450
Transfer fees	510	513

Operating expenses	3,705	11,928

LOSS FROM OPERATIONS	(2,565)	(10,788)

OTHER INCOME (EXPENSE)
Interest expense	(1,966)	(1,052)

TOTAL OTHER INCOME (EXPENSE)	(1,966)	(1,052)

NET LOSS BEFORE TAXES	(4,531)	(11,840)

NET LOSS	($4,531)	($11,840)

NET INCOME PER SHARE - BASIC	$ -	$ -

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the six months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($4,531)	($11,840)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Rent	450	450
Interest Payment	10	-
(Increase) decrease in accounts receivable	(95)	-
Increase (decrease) in accounts payable	(3,370)	3,519
Increase (decrease) in accrued interest	(155)	(1,048)

Net cash flows from operating activities	(7,691)	(8,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Notes Payable	(658)	-
Loan from shareholder	5,000	13,000

Net cash flows from financing activities	4,342	13,000

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

Net cash flows from investing activities	-	-

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(3,349)	4,081

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	6,050	1,447

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 2,701	$ 5,528

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

No impairment was recorded for the six months ending June 30, 2007.

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for the Company as of the beginning of fiscal year 2008. The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

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

Principles of Consolidation

The consolidated financials statements for the six months ended June 30, 2007 include the accounts of SIN Holdings, Inc. and its wholly owned subsidiary, Senior-Inet. Intercompany transactions and balances have been eliminated in consolidation and combination.

NOTE B - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of June 30, 2007, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 400,000,000 shares of common stock. During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of June 30, 2007, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

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

As of June 30, 2007 the Company has received a total of 17 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $50,000. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. The notes mature on December 31, 2008. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE

November 30, 2001	$1,500	December 31, 2008
March 28, 2003	$5,000	December 31, 2008
June 25, 2003	$3,000	December 31, 2008
December 31, 2003	$2,500	December 31, 2008
July 9, 2004	$3,000	December 31, 2008
November 15, 2004	$2,500	December 31, 2008
January 25, 2005	$5,000	December 31, 2008
August 4, 2005	$1,000	December 31, 2008
December 15, 2005	$1,500	December 31, 2008
January 9, 2006	$5,000	December 31, 2008
March 13, 2006	$2,000	December 31, 2008
May 1, 2006	$1,000	December 31, 2008
June 15, 2006	$5,000	December 31, 2008
November 15, 2006	$2,000	December 31, 2008
December 29, 2006	$5,000	December 31, 2008
February 9, 2007	$2,000	December 31, 2008
April 30, 2007	$3,000	December 31, 2008

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

	2006	2005

Net Operating Losses	$27,018	$20,305
Valuation Allowance	($27,018)	($20,305)
	$ -	$ -

The provision for income taxes differ from the amount computed using the Federal US statutory income tax rate as follows:

	2006	2005

Provisions (Benefit) at US Statutory Rate	$7,612	$3,368
Increase (Decrease) in Valuation Allowance	($6,713)	($2,730)
Other Differences	($899)	($638)
Total	-	-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE E – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the six months ended June 30, 2007. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Further, persons reviewing this report are advised that actual results may differ materially from those included within the forward-looking statements because of various factors such as:

§	the Company’s limited revenues and earnings to date and its possible inability to achieve meaningful revenues or earnings in the near future;

§	the Company has limited assets and working capital and may not be able to continue in operation without the infusion of additional capital;

§	our expectation to incur losses through the first half of 2007;

§	we may need to raise additional funds and these funds may not be available to us when we need them we may need to change our business plan, sell or merger our business or face bankruptcy;

§	we do not expect to increase our revenues and earnings significantly until we increase our customer base;

§	we may enter into a merger or acquisition transaction in which our shareholders incur substantial dilution of their ownership interests;

§

we must enter into strategic relationships to help promote our web site and, if we fail to develop, maintain or enhance these relationships, we may not be able to attract and retain customers, generate adequate traffic to our site, build our brand and enhance our sales and marketing capabilities;

§	the success of our business depends on selling web pages and access to our web site to a large number of providers of senior services that are listed on our online database;

§	competition from traditional and online providers of senior resource information may result in price reductions and decreased demand for advertising on our web site;

§	we may be unable to adequately protect or enforce our intellectual property rights, which may have a detrimental effect on our business;

§	we face the risk of systems interruptions and capacity constraints on our web site, possibly resulting in losses of revenue, erosion of customer trust and adverse publicity;

§

our systems and operations, and those of our customers, are vulnerable to natural disasters and other unexpected problems, which could reduce customer satisfaction and traffic to our web site and harm our sales; and,

§	the limited time commitment or the loss of the services of Steve Sinohui, the sole executive officer and director of the Company could have a negative impact on our business.

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

Presently, our services are limited to publishing listings of senior resource providers in 11 cities – ten of which are in Colorado and one in Houston, Texas. We design and sell web pages to resources listed on our site as well as offer banner and box advertisements to senior service providers. The 11 categories of senior resources represented on our web site include:

  Adult day care;

  Alzheimer’s care;

  Banking;

  Care management;

  Funeral services;

  Health care;

  Hospice care;

  Housing, including retirement, assisted living and skilled nursing;

  Rehabilitation;

  Senior Centers; and

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2006 and has not been profitable during the first six months of 2007.

Three Month Periods Ended June 30, 2007 and 2006

The Company had $570 in revenue from continuing operations for the three-month period ended June 30, 2007 and revenue of $570 for the same three-month period in 2006.

General and administrative expenses for the three-month period ended June 30, 2007 were $2,416 compared to $7,088 for the same period in 2006. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs. Increase in general and administrative expenses were due to primarily increases in legal and accounting fees.

Because of the foregoing factors, the Company realized a net loss of $2,843 for the three months ended June 30, 2007 as compared to net loss of $7,049 for the same period in 2006.

Six Month Periods Ended June 30, 2007 and 2006

The Company had $1,140 in revenue from continuing operations for the six-month period ended June 30, 2007 and revenue of $1,140 for the same six-month period in 2006.

General and administrative expenses for the six-month period ended June 30, 2007 were $3,705 compared to $11,928 for the same period in 2006. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs. Increase in general and administrative expenses were due to primarily increases in legal and accounting fees.

Because of the foregoing factors, the Company realized a net loss of $4,531 for the six months ended June 30, 2007 as compared to net loss of $11,840 for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Company had assets consisting of $2,701 cash on hand and accounts receivable of $380 for total current assets of $3,081. Current liabilities consisted of accounts payable of $515, accrued interest of $1,011 and unearned revenue of $190 for total current liabilities of $1,716.

The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

The Company has received a total of 17 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $50,000. All of the notes are due on December 31, 2008, unless extended. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

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

PART II. OTHER INFORMATION ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K: Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIN HOLDINGS, INC.

Date:	August 8, 2007	By /s/ Steve S. Sinohui
Steve S. Sinohui, President