Form 10QSB
period 2007-09-30
SIN HOLDINGS INC
filed 2007-11-14
CIK 1140414

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐ No  ☒

The Company had 7,278,000 shares of its $.001 par value common stock outstanding as of November 12, 2007.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

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

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2007	2006
	(Unaudited)	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,025	$6,050
Accounts receivable - web subscriptions	285	285
Total current assets	2,310	6,335
LONG TERM ASSETS
Equipment	992	992
Less accumulated depreciation	(992)	(992)
Total long term assets	-	-
OTHER ASSETS
Goodwill	5,071	5,071
TOTAL OTHER ASSETS	5,071	5,071
TOTAL ASSETS	$7,381	$11,406
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	150	3,885
Notes Payable - Offering	-	19,834
Accrued interest - offering	1,526	2,110
Unearned revenue	95	190
Total current liabilities	1,771	26,019
LONG TERM LIABILITIES
Loan from shareholder	50,000	45,000
Accrued Interest - Shareholder Notes	4,486	3,039
Notes payable - offering	19,176	-
Total long term liabilities	73,662	48,039
Total Liabilities	75,433	74,058
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 100,000 shares issued and outstanding at
September 30, 2007 and December 31, 2006, respectively	100	100
Common stock, $0.001 par value; 30,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at September 30, 2007 and December 31, 2006, respectively	7,278	7,278
Additional paid-in capital	13,161	12,476
Accumulated deficit	(88,591)	(82,506)
Total Stockholders' Deficit	(68,052)	(62,652)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,381	$11,406

The accompanying notes are an integral part of the consolidated financial statements

SIN HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	For the Three Months Ended
	September 30, 2007	September 30, 2006
REVENUES
Net subscriptions	$380	$570

EXPENSES
Bank service charges	4	13
ISP	300	300
Miscellaneous	-	243
Professional fees	162	1,680
Rent	225	225
Transfer fees	225	225
Operating expenses	916	2,686
LOSS FROM OPERATIONS	(536)	(2,116)

OTHER INCOME (EXPENSE)
Interest expense	(1,018)	(526)
TOTAL OTHER INCOME (EXPENSE)	(1,018)	(526)

NET LOSS BEFORE TAXES
	(1,554)	(2,642)

NET LOSS	$(1,554)	$(2,642)

NET INCOME PER SHARE – BASIC	$--	$--

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,278,000	7,278,000

     The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
REVENUES
Net subscriptions	$1,520	$1,710

EXPENSES
Bank service charges	9	91
ISP	900	900
Licenses and Permits	25	-
Miscellaneous	804	1,116
Professional fees	1,473	11,094
Rent	675	675
Transfer fees	735	738
Operating expenses	4,621	14,614

LOSS FROM OPERATIONS	(3,101)	(12,904)

OTHER INCOME (EXPENSE)
Interest expense	(2,984)	(1,578)
TOTAL OTHER INCOME (EXPENSE)	(2,984)	(1,578)

NET LOSS BEFORE TAXES
	(6,085)	(14,482)

NET LOSS	$(6085)	$(14,482)

NET INCOME PER SHARE - BASIC	$--	$--

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

     The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the nine months
	Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,085)	$(14,482)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Rent	675	675
Interest Payment	10	--
(Increase) decrease in accounts receivable	(95)	(95)
Increase (decrease) in accounts payable	(3,735)	987
Increase (decrease) in accrued interest	863	(523)
Net cash flows from operating activities	(8,367)	(13,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Notes Payable	(658)	--
Loan from shareholder	5,000	13,000
Net cash flows from financing activities	4,342	13,000

CASH FLOWS FROM INVESTING ACTIVITIES	--	--
Net cash flows from investing activities	--	--

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(4,025)	(438)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	6,050	1,448

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$2,025	$1,010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income Taxes	$--	$--

     The accompanying notes are an integral part of the consolidated financial statements

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

No impairment was recorded for the nine months ending September 30, 2007.

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

Principles of Consolidation

The consolidated financials statements for the nine months ended September 30, 2007 include the accounts of SIN Holdings, Inc. and its wholly owned subsidiary, Senior-Inet. Intercompany transactions and balances have been eliminated in consolidation and combination.

NOTE B - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of September 30, 2007, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 400,000,000 shares of common stock. During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of September 30, 2007, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

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

As of September 30, 2007 the Company has received a total of 17 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $50,000. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. The notes mature on December 31, 2008. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

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

	2006	2005
Net Operating Losses	$27,018	$20,305
Valuation Allowance	$(27,018)	$(20,305)
	$--	$--

The provision for income taxes differ from the amount computed using the Federal US statutory income tax rate as follows:

	2006	2005
Provisions (Benefit) at US Statutory Rate	$7,612	$3,368
Increase (Decrease) in Valuation Allowance	$(6,713)	$(2,730)
Other Differences	$(899)	$(638)
Total	-	-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE E –UNCERTAIN TAX POSITIONS

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the nine months ended September 30, 2007. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

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
  Alzheimer‘s care;
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

The sale of web pages that we design and maintain for senior service providers listed on our site have accounted for all of our revenues. Currently, we have an month-to-month contract with one assisted living care facility in Colorado Springs; we do not have contracts with any of the other facilities or services listed on our website. We intend to continue to attempt to increase the number of paying subscribers in the 11 cities in which we now list senior service providers, as well as to increase the number of cities in Colorado for which we provide listings.

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2006 and has not been profitable during the first nine months of 2007.

Three Month Periods Ended September 30, 2007 and 2006

The Company had $380 in revenue from continuing operations for the three-month period ended September 30, 2007 and revenue of $570 for the same three-month period in 2006. The decrease in revenues was due to the loss of one customer in August.

General and administrative expenses for the three-month period ended September 30, 2007 were $916 compared to $2,686 for the same period in 2006. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs. Increase in general and administrative expenses were due to primarily increases in legal and accounting fees.

Because of the foregoing factors, the Company realized a net loss of $1,554 for the three months ended September 30, 2007 as compared to net loss of $2,642 for the same period in 2006.

Nine Month Periods Ended September 30, 2007 and 2006

The Company had $1,520 in revenue from continuing operations for the nine-month period ended September 30, 2007 and revenue of $1,710 for the same nine-month period in 2006.

General and administrative expenses for the nine-month period ended September 30, 2007 were $4,621 compared to $14,614 for the same period in 2006. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs. Increase in general and administrative expenses were due to primarily increases in legal and accounting fees.

Because of the foregoing factors, the Company realized a net loss of $6,085 for the nine months ended September 30, 2007 as compared to net loss of $14,482 for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company had assets consisting of $2,025 cash on hand and accounts receivable of $285 for total current assets of $2,310. Current liabilities consisted of accounts payable of $150, accrued interest of $1,526 and unearned revenue of $95 for total current liabilities of $1,771.

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

              (b)   Reports on Form 8-K: Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIN HOLDINGS, INC.

Date:	November 12, 2007	By /s/ Steve S. Sinohui
Steve S. Sinohui, President