Form 10KSB
period 2007-12-31
SIN HOLDINGS INC
filed 2008-03-31
CIK 1140414

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-49752

SIN Holdings, Inc.
(Exact name of small business issuer in its charter)

Colorado	84-1570556
(State of incorporation)	(I.R.S. Employer Identification No.)

3225 S. Garrison, Unit 21, Lakewood, Colorado 80227 (Address of principal executive offices) (303) 763-7527 (Issuer’s telephone number, including area code)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2007, were $1,330.

The aggregate market value of the voting Common Stock held by non-affiliates of issuer as of June 30, 2007 is $1,290,780. There are 1,278,000 shares of common voting stock of the Company not held by affiliates. The aggregate market value is based upon the bid price for the common stock of the Company on the OTC Bulletin Board on June 30, 2007.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

FORM 10-KSB
SIN HOLDINGS, INC.
INDEX

			Page
PART I.
	Item 1.	Description of Business	3
	Item 2.	Description of Property	8
	Item 3.	Legal Proceedings	8
	Item 4.	Submission of Matters to a Vote of Security Holders	9
PART II.
	Item 5.	Market for Common Equity, Related Stockholder Matters and	9
		Issuer Purchases of Equity Securities
	Item 6.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	10
	Item 7.	Financial Statements	11
	Item 8.	Changes in and Disagreements with Accountants on	11
		Accounting and Financial Disclosures
	Item 8A(T).	Controls and Procedures	11
	Item 8B.	Other Information	12
PART III.
	Item 9.	Directors, Executive Officers, Promoters and Control	11
		Persons; Compliance with Section 16(a) of the Exchange Act
	Item 10.	Executive Compensation	12
	Item 11.	Security Ownership of Certain Beneficial Owners	13
		and Management
	Item 11A.	Audit Committee	13
	Item 12.	Certain Relationships and Related Transactions	14
	Item 13.	Exhibits and Reports on Form 8-K	15
	Item 14.	Principal Accountant Fees and Services	15
Financial Statements pages			F-1 to F-14
Signatures			18
Certifications			22

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

Item 1. Description of Business

SIN Holdings, Inc. and our wholly owned subsidiary, Senior-Inet, Inc. (collectively the “Company”), were both organized under the laws of the State of Colorado on November 27, 2000. SIN Holdings, Inc. is 82.44% owned by Desert Bloom Investments, Inc., which our President, Steve Sinohui owns. We conduct all our business through Senior-Inet, Inc. (“Senior-Inet”).

Currently, the Company owns and operates www.senior-inet.com, a web portal for senior resources. Our portal lists service providers categorically by geographic location, allowing users to access information quickly and efficiently. Presently, we list resources in 10 cities in Colorado and in Houston, Texas. We designed our portal so that users could gather information from a variety of companies offering the same service. We developed our current network of senior service providers with the assistance of local agencies serving senior citizens, through telephone listings and other web sites. Our portal provides seniors access to information concerning the following categories:

  Adult day care;
  Alzheimer‘s care;
  Banking;
  Care management;
  Funeral services;
  Health care;
  Hospice care;
  Housing, including retirement, assisted living and skilled nursing;
  Rehabilitation;
  Senior Centers; and
  Travel Services.

We derive revenues from

§	linking senior resource provider sites to our portal
§	the development of web pages for senior resource providers, and
§	banner and box advertisements.

When entering a geographic area, we develop a list of senior resources in that area. We then ascertain whether or not those providers already have an Internet presence. If they do, we contact the providers and offer them the opportunity to attach a link from our portal to their web site. Even though the customer may have a web site already, having a listing on a senior resource network (such as Senior-Inet) improves their exposure. Currently, the Company’s site is ranked fairly high (number two on our last search) when you “Google” the term “senior information.” The primary reason the Company is ranked high for this search, is because of our web site’s name – Senior Information Network. Management believes that its current ranking on Google is a great selling tool in convincing customers who already have web sites to link their sites to ours.

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

To date, the sale of web pages that we designed and maintain for providers listed on our site have accounted for all of our revenues. Currently, we do not have contracts with any of the facilities or services listed on our website. Because of increased competition within the marketplace, the Company’s president is considering reshaping the business model. If adopted, the Company would focus on creating a forum where seniors can interact and share information regarding issues that are pertinent to today’s seniors. We may decide to discontinue or modify our current strategy of selling web sites to senior service providers.

Competition

There are many senior-oriented sites on the Internet, including those offering products targeting the senior market, housing information sites, senior chat rooms, senior computer discussion groups, numerous health information sites and sites that provide references to these sites. Competition in these areas has increased since the Company initiated its business strategy. However, most of the competition is locally-oriented, meaning that the informational sites usually apply to a specific region. Some of these sites are extensions of a printed state or local business directory for seniors. We are not aware of any web site that provides information on as many types of senior services nationally or is organized by geographic location like our site.

While we compete based on the quality and uniqueness of our services and, to a lesser extent, on the basis of price, this strategy may not be successful. Our weaknesses include our under-capitalization, shortages of cash, limitations with respect to personnel, our limited financial resources and our limited customer base and market recognition.

Strategy

Our original intent was to grow the Company slowly by increasing the number of providers as well as geographic locations on our portal. We had planned to do that solely through the efforts of our President, Steve Sinohui. However, over the last year, Mr. Sinohui’s time has been divided between a variety of projects, including the Company, and he has not been able to afford the Company the attention it needs to substantially increase its subscriber base. Management believes that to grow the Company it needs to bring on independent contractors as sales people to increase its subscriber base.

Based on our existing business model, our growth strategy is simple. To increase revenues, we must increase the number of subscriptions by senior service providers listing on our site as well as to increase the number of cities for which we provide listings. We have focused our marketing efforts on Colorado since we can increase our presence and begin to build brand awareness without incurring substantial increases in our operating expenses. As capital resources permit, we plan to expand our listings in other geographic regions. However, when we attempt to expand into additional markets, our operating costs will increase and we will probably incur losses from operations until we have grown revenue to a level well in excess of our marketing and selling expenses. Presently, our monthly operating expenses are limited and we plan to increase the number of subscribers in Colorado without materially increasing our expenses. We can give no assurances regarding these plans and you should not expect that we will achieve them.

Additionally, Mr. Sinohui is considering reshaping the business model. Today’s seniors are living longer and beginning to face issues that seniors have not had to deal with in the past (i.e. raising grandchildren, dating, continuing to work after retirement, running out of money). Management believes that currently the marketplace does not offer a forum where seniors can share their experiences, gather information or gain access to resources to help them deal with these issues. To respond to this need, the Company may add more categories to its current listing that will address issues other than housing, travel and medical care. Also, the Company may focus on providing a forum where not only can seniors and families gather information pertinent to their situations but where seniors can interact with each other in a variety of different ways including, but not limited to: (1) sharing information about issues facing today’s seniors; (2) buying and selling new and used, senior-specific products online; (3) meeting other seniors online; and, (4) getting access to resources to help seniors start entrepreneurial ventures or provide mentoring.

We believe that the Company may have value to third parties in connection with an acquisition or merger transaction pursuant to which a privately-owned business or entity could acquire or become merged with our Company and thereby become a publicly-owned business. We intend to consider carefully any such business opportunities that are brought to our attention; until an acquisition or merger transaction is completed we intend to continue to maintain our present business.

Marketing Strategy

Our primary method of marketing our site and driving traffic is Search Engine Optimization (“SEO”). SEO is the process of improving the volume and quality of traffic to a web site from search engines via search results for targeted keywords. Usually, the earlier a site is presented in the search results, or the higher it "ranks,” the more searchers will visit that site. Currently, the Company’s site is ranked fairly high (number two on our last search) on Google’s search engine (when the term “senior information” is searched). The primary reason the Company is ranked high for this search, is because of our web site’s name – Senior Information Network. Our SEO efforts involve the coding within the Senior-Information site, its presentation and structure. Our web developers have made sure that content is easily indexed by search engines.

Additionally, we plan to establish strategic relationships with other web sites that can drive traffic to our site. These entities could include such well-known sites as, but are not limited to, American Association of Retired Persons (“AARP”), National Counsel of Senior Citizens, Senior-Site.com (senior informational site that deals primarily with health issues), ElderCarelink.com (listing site for senior housing), the Senior Citizen’s Bureau, the Senior Citizens League and SeniorNet (web site that offers computer education to seniors).

Subsidiary

SIN Holdings has one wholly-owned subsidiary, Senior-Inet, which was incorporated in the State of Colorado on November 27, 2000, also the date of SIN Holdings’ organization. We conduct all of our operations through Senior-Inet, including the maintenance and operation of our web site located at www.senior-inet.com. On December 1, 2000, Senior-Inet, Inc. acquired all of the assets of a sole proprietorship (the “Proprietorship”), also named “Senior-Inet,” for $5,000 in cash and the assumption of certain liabilities. Stan Mingus owned and operated the Proprietorship from May 1, 1996, until its acquisition by Senior-Inet, Inc.

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

We expended no funds for research and development during our last fiscal year ended December 31, 2007, and we do not expect to incur any expenses for research and development this year.

Risk Factors

The Company’s business is subject to many risks, including the following:

We Have Realized Very Limited Revenues and Earnings To Date and We May Not Be Able to Achieve Meaningful Revenues or Earnings in the Future. Senior-Inet has been operational since December 1, 2000 and we have yet to achieve meaningful revenue and earnings. SIN Holdings and Senior-Inet, together, realized revenues of $1,330 for the year ended December 31, 2007 and $2,280 for the year ended December 31, 2006. We had a net loss of $15.447 for the year ended December 31, 2007 and a net loss of $22,388 for the year ended December 31, 2006. There can be no assurance that we will realize a meaningful increase in our revenues or earnings in the future from providing a database of resources for senior citizens on the Internet.

We Have Limited Assets and Working Capital and Minimal Shareholders’ Equity and We May Not Be Able to Continue in Operation without the Infusion of Additional Capital. As of December 31, 2007, we had total assets of $6,622, including $1,551 in cash and cash equivalents and $5,071 of intangible assets net of accumulated amortization. Our total shareholders’ deficit was ($77,189) as of December 31, 2007. Accordingly, we have very limited assets, including working capital and financial resources. Our financial condition may not improve.

We Expect to Continue to Incur Losses Through 2008. We have achieved limited revenue from operations and have incurred losses during 2006 and 2007. Without a sufficient number of subscribers linked to our website, or other revenue-producing advertising, we will not generate sufficient revenue to operate profitably. Additionally, if we do reshape our business model, we may incur additional expenses related to business development and web site development. We expect to incur operating losses through 2008, and possibly longer, and that our losses may grow unless we increase our revenue from levels we have experienced in 2007.

Because We May Need to Raise Additional Funds and These Funds May Not Be Available to Us When We Need Them, We May Need to Change Our Business Plan, Sell or Merge Our Business or Face Bankruptcy. On February 19, 2002, the Company closed an offering of Units each consisting of one three-year promissory note in the principal amount of $94 with simple interest at 10.64% per annum, plus 6,000 shares of common stock offered at par value of $0.001 per share (an aggregate price of $6.00 for the 6,000 shares and $100 for each Unit). The Company received total proceeds of $21,300. This offering provided the Company with sufficient capital to operate for 12 months while we attempted to add subscribers and increase our cash flow. The Company has required additional capital since then to continue operating. Funds have been provided from SIN Holding’s shareholder, Desert Bloom Investments, Inc., in the form of loans. If we are unable to increase revenues over the next three months, we will require additional operating capital. Additional capital may not be available to us on favorable terms when required, or at all. Whether or not this additional financing is available to us, we plan to utilize the part time services of our President to market to potential customers and gradually increase the subscriber base, sell or merge our business or face bankruptcy. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing shareholders and our issuance of debt securities could increase the risk or perceived risk of our company.

We Do Not Expect to Increase Our Revenues and Earnings Significantly Until We Obtain Orders for Web Sites and Advertisements from Senior Service Providers. Our services are presently limited to selling and developing advertisements and web sites that are linked to our network of providers of senior services of 12 different types of services in two geographical areas. These two areas include ten cities in Colorado and Houston, Texas. Currently, it is our plan to increase our customer base in the cities in which we currently list. We also plan of expand our listings to include additional cities throughout Colorado. We do not expect to increase our revenues or earnings significantly until we increase the number of subscribers to our services.

We Must Enter into Strategic Relationships to Help Promote Our Web Site and, If We Fail to Develop, Maintain or Enhance These Relationships, We May Not Be Able to Attract and Retain Customers, Generate Adequate Traffic to Our Web Site, Build Our Senior-Inet Brand and Enhance Our Sales and Marketing Capabilities. We believe that our ability to attract customers, generate traffic to our website, facilitate broad market acceptance of our services and the Senior-Inet brand and enhance our sales and marketing capabilities depends, in part, on our ability to develop and maintain strategic relationships with related web sites that can drive customer traffic to our website. If we are unsuccessful in developing or maintaining these relationships, or if these relationships do not assist us in attracting or retaining customers, it may be difficult to grow our business.

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

If We Refocus Our Business Model, We May Not Be Able to Achieve Meaningful Revenues or Earnings in the Future. The Company is considering reshaping its business model. If so, the Company may face increased competition, the Company may not have enough resources to fund its business strategy, the Company may not be able to attract a loyal user base and thereby generate significant revenue and we may incur substantially increased costs, such as advertising and promotional expenditures. If the Company refocuses its business model, there can be no assurance that it will realize a meaningful increase in revenues or earnings in the future.

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

Our Systems and Operations, and Those of Our Customers, Are Vulnerable to Natural Disasters and Other Unexpected Problems, Which Could Reduce Customer Satisfaction and Traffic to Our Web Site and Harm Our Sales. Web services for the Company’s site are managed by a Colorado Springs based web services company, which has managed the site since its inception. Services provided for the Company include web hosting, search engine optimization, software development and domain name management. The Company’s web site is hosted on multiple web servers in New York with full backup and disaster recovery capabilities. The current configuration resides on multiple Windows 2003 servers with Active Server Pages. These servers are protected with the latest security, encryption and spyware protected software. All backend database services for the site are protected by encryption capabilities that are fully integrated with the key management infrastructure. Our systems and operations are non-the-less vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure and similar events. To date, we have had no security breaches.

The Limited Time Commitment or the Loss of the Services of Steve S. Sinohui, the Sole Executive Officer and Director of SIN Holdings and the Sole Director and an Executive Officer of Senior-Inet, Could Have a Negative Impact on Our Business. We have no personnel except Steve S. Sinohui, President, Secretary, Treasurer and the sole director of SIN Holdings and Senior-Inet. Mr. Sinohui is employed by SIN Holdings and Senior-Inet on a part- time basis. Mr. Sinohui plans to devote approximately 25% of his time and effort to the Company. For the foreseeable future, we have no plans to employ any management personnel in addition to Mr. Sinohui. Mr. Sinohui could leave without prior notice since he has no employment contract with the Company. If we lose the services of Mr. Sinohui, our business could be harmed seriously. We do not have "key person" life insurance policies covering Mr. Sinohui. Although Mr. Sinohui is associated with other firms involved in a range of business activities, we do not anticipate that there will be any conflicts of interest with regards to his performance of Company.

We May Enter Into a Merger or Acquisition Transaction In Which Our Shareholders Incur Substantial Dilution of Ownership Interests. We plan to consider a merger or other acquisition transaction under which our company would be acquired by or merged with another business entity and we would subsequently be controlled by different management and shareholders of the other entity would likely hold a majority interest. Under such circumstances it is unlikely that our director or any of our shareholders would have any significant input in managing the resulting business or successor corporation. It is unlikely that approval of our shareholders would be required to effect such a transaction. We are unable to predict whether or when such a transaction might be effected. Should such an acquisition transaction occur, we may separate our current web-based business and sell or transfer it to a third party.

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

8

Item 4. Submission of Matters to a Vote of Security Holders No matters were put before security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2007.

PART II

Item 5.      Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     a.      Market Information. Prior to August 2005, there was no trading market for our common stock. We obtained a trading symbol of "SNHI" and began trading on the NASD Over-the-Counter Bulletin Board in August 2005. Although we have a listing on the Bulletin Board, there is no assurance that an active, liquid market for our common stock will develop or that a trading market will continue. Our common stock is quoted on the NASD Over-the-Counter Bulletin Board (“OTCBB”) at the present time. At March 4, 2008, our stock was bid $.35 and asked at $200.

     Below is the market information pertaining to the high and low bid and ask quotations of our common stock for each quarter since our common stock has been quoted on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2007	LOW	HIGH
Fourth Quarter	$0.35	$200
Third Quarter	$0.35	$1,001
Second Quarter	$1.01	$200
First Quarter	$1.50	$200

2006	LOW	HIGH
Fourth Quarter	$.041	$1.01
Third Quarter	$1.01	$2.05
Second Quarter	$1.10	$2.05
First Quarter	$1.10	$2.05

     b.      Holders. There are 19 holders of the Company’s common stock, and one holder of its preferred stock. As of the date of this report, 1,278,000 outstanding shares may be transferred without restriction, and 6,000,000 shares of the Company’s common stock held by affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain volume limitations and other provisions of Rule 144. Rule 144, as amended effective February 15, 2008 permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a one year holding period and who is not, and has not been, for the preceding three months, an affiliate of the Company. Accordingly, the aggregate 6,000,000 shares of common stock owned of record and beneficially by Desert Bloom Investments, Inc. became available for resale under Rule 144 in November 2001. Transfer and resale of the shares of common stock will be subject, in addition to the federal securities laws and to applicable laws of each state in which the transfer or resale occurs.

     c.      Dividends. The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

     d.      Securities Authorized for Issuance Under Equity Compensation Plans. The Company has adopted no equity or other compensation plans and there are no outstanding options, warrants or other rights to acquire equity securities of the Company.

9

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

Results of Operations

The Company was not profitable during the year ended December 31, 2007 and has not operated profitably during any period since inception.

Fiscal 2007 Compared with Fiscal 2006

The Company had revenues of $1,330 for the year ended December 31, 2007 and revenues of $2,280 for the year ended December 31, 2006.

General and administrative expenses for the year ended December 31, 2007 were $12,570 compared to $19,519 for 2006. Expenses consisted of general corporate administration, rent, Internet service provider and computer expenses, legal and professional expenses and accounting and auditing costs. Higher expenses for the year ended December 31, 2006 were primarily due to increased legal expenses.

Because of the foregoing factors, the Company realized a net loss of $15,447 for the year ended December 31, 2007 as compared to net loss of $22,388 for 2006.

Liquidity and Capital Resources

At December 31, 2007 the Company had current assets consisting of $1,551 cash on hand. Current liabilities consisted of accounts payable of $1,411 and accrued interest payable of $2,040, total current liabilities of $3,451.

During the last seven fiscal years, the Company has received loans totaling $56,000 from Desert Bloom Investments, Inc., the controlling stockholder of the Company, which is owned by Mr. Sinohui, the President. The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

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

Over the next 12 months, we plan to expand our listings in the 11 cities in which we have developed lists and to increase the number of cities in Colorado for which we provide listings of providers of senior services. Additionally, our President is considering reshaping the business model. If adopted, the Company would focus on creating a forums where seniors can interact and share information regarding issues that are pertinent to today’s seniors, and we may no longer offer our current services.

To grow our business, we will need additional capital. Additional capital may be raised through additional private financings as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when we need them, we may be required to curtail our operations. No assurance can be given however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements needed to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition and could severely threaten our ability as a going concern.

In addition to attempting to grow our present business, we intend to consider an acquisition or merger transaction with a privately-owned business under which our Company would acquire the business and would thereafter be managed by former owners of the private business. If we are able to complete such a transaction we expect that our shareholders would become minority shareholders in the resulting entity and that the management of the corporation would be changed. We are unable to predict whether and when such a transaction might be completed, if at all.

Item 7. Financial Statements

Financial statements for the years ended December 31, 2007 and 2006 are presented in a separate section of this report following Section 14.

Item 8.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

Item 8A(T).    Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on his evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the principal executive officer and principal financial officer of SIN Holdings, Inc. has concluded that SIN Holdings, Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in SIN Holdings, Inc.’s internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report

Item 8B.             Other Information

Not applicable.

PART III

Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and officers of the Company are as follows:

Name	Age	Position
Steve S. Sinohui	59	Director, President, Secretary and
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

On December 14, 2001, the Company commenced an offering of Units pursuant to Regulation A promulgated under the Securities Act of 1933. Each Unit had an offering price of $100 and consisted of one three-year promissory note in the principal amount of $94 with simple interest at 10.64% per annum, plus 6,000 shares of common stock offered at par value of $0.001 per share (an aggregate price of $6.00 for the 6,000 shares). The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units from 17 subscribers, for an aggregate of $20,022 in Promissory Notes and 1,278,000 shares of common stock. The maturity date of the promissory notes was three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. The notes become due on February 19, 2005. The Company entered into extension agreements with all but two of the Note Holders. The Note Holders agreed to extend the notes until February 19, 2007. Under the terms of the extension, the Company will continue to pay interest at 10.64% per year. The Company repaid the two Note Holders that did not return their extension agreements. On January 30, 2007, the Company again requested the Note Holders to extend their promissory notes for another two years. Of the 15 Note Holders, eight chose to extend their notes. The principal amount of the notes that were extended until February 19, 2009 aggregate $19,176. The Company repaid the seven Note Holders that elected not to extend their notes.

No underwriter was involved in the offer or sale of the securities in the offering.

As of December 31, 2007, the Company has received a total of 18 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $56,000. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. The notes mature on December 31, 2008. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2001	$1,500	December 31, 2008
March 28, 2003	$5,000	December 31, 2008
June 25, 2003	$3,000	December 31, 2008
December 31, 2003	$2,500	December 31, 2008
July 9, 2004	$3,000	December 31, 2008
November 15, 2004	$2,500	December 31, 2008
January 25, 2005	$5,000	December 31, 2008
August 4, 2005	$1,000	December 31, 2008
December 15, 2005	$1,500	December 31, 2008
January 9, 2006	$5,000	December 31, 2008
March 13, 2006	$2,000	December 31, 2008
May 1, 2006	$1,000	December 31, 2008
June 15, 2006	$5,000	December 31, 2008
November 15, 2006	$2,000	December 31, 2008
December 29, 2006	$5,000	December 31, 2008
February 9, 2007	$2,000	December 31, 2008
April 30, 2007	$3,000	December 31, 2008
November 13, 2007	$6,000	December 31, 2008

15

Item 13. Exhibits and Reports on Form 8-K (a) Index to Exhibits

3.1	Articles of Incorporation

3.2	Bylaws*

10.1	Business Purchase Agreement*

10.2	Profit Participation Agreement*

21	Subsidiaries of the Registrant*

31	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to similar exhibits to amendment no 4 to Form 10-SB filed October 28, 2002.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the last quarter of 2007. Item 14. Principal Accountant Fees and Services.

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

Date Billed	Action	Fee

October 17, 2007	Review of Forms 10QSB for the periods ending June 30, 2006, September, 2006,	$6,250.00
	March 31, 2007, June 30, 2007 and September 30, 2007 and the Audit Fee for the
	year ending December 31, 2006
June 30, 2006	Review of Form 10QSB for the periods ending March 31, 2006 and June 30, 2006	$1,000.00
March 31, 2006	Review of 8-K regarding principal independent accountant’s resignation	$92.80
February 28, 2006	Final Audit Fee for the year ending December 31, 2005	$646.64
January 31, 2006	Interim Audit Fee for the year ending December 31, 2005	$2000.00

     b.   Audit Related Fees.   None

     c.   Tax Fees.  The Company was not billed in the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, tax planning or any other services. The Company prepared and filed its own tax returns.

     d.   Other Fees.   None

FORM 10-KSB
SIN HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2
Consolidated Income Statements	F-3
Consolidated Statement Of Stockholders’ Equity (Deficit)	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 to F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS
SIN Holdings, Inc.

We have audited the accompanying balance sheet of SIN Holdings, Inc. as of December 31, 2007 and December 31, 2006, and the related statements of operations, and cash flows for the years ended December 31, 2007 and December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SIN Holdings, Inc. as of December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison Hill & Company Certified Public Accountants

Salt Lake City, Utah March 27, 2008

F-1

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December	December
	31, 2007	31, 2006
ASSETS
Current Assets
Cash and Cash Equivalents	$1,551	$6,050
Accounts Receivable	-	285
Total Current Assets	1,551	6,335

Long Term Assets
Equipment	992	992
Less Accumulated Depreciation	(992)	(992)
Total Long Term Assets	-	-

Other Assets
Goodwill (Net of accumulated amortization of $616)	5,071	5,071
Total Other Assets	5,071	5,071

TOTAL ASSETS	$6,622	$11,406

LIABILITIES
Current Liabilities
Accounts Payable	$1,411	$3,885
Notes Payable - Offering	-	19,834
Accrued Interest - Offering Notes	2,040	2,110
Unearned Revenue	-	190
Total Current Liabilities	3,451	26,019

Long Term Liabilities
Loan from Shareholder	56,000	45,000
Interest Payable - Shareholder Loan	5,184	3,039
Notes Payable - Offering	19,176	-
Total Long Term Liabilities	80,360	48,039

Total Long Liabilities	83,811	74,058

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 100,000,000 shares
authorized; 100,000 shares issued and outstanding
at December 31, 2007 and 2006	100	100
Common Stock, $0.001 par value, 400,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at December 31, 2007 and 2006	7,278	7,278
Additional Paid In Capital	13,386	12,476
Accumulated Deficit	(97,953)	(82,506)
Total Equity (Deficit)	(77,189)	(62,652)

Total Liabilities	$6,622	$11,406

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS

	December	December
	31, 2007	31, 2006
REVENUES
Net Subscriptions	$1,330	$2,280
EXPENSES
Bank Service Charges	12	101
ISP	1,200	1,200
Licenses & Permits	25	20
Miscellaneous	804	1,681
Professional Fees	8,319	14,304
Rent	900	900
Transfer Fees	1,310	1,313
Operating Expenses	12,570	19,519

Loss From Operations	(11,240)	(17,239)

OTHER INCOME (EXPENSE)
Finance Charges	(11)	-
Loan Interest	(4,196)	(5,149)
TOTAL OTHER INCOME (EXPENSE)	(4,207)	(5,149)

NET LOSS BEFORE INCOME TAXES	(15,447)	(22,388)

INCOME TAX EXPENSE	-	-

NET LOSS	$(15,447)	$(22,388)

NET LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

F-3

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

							Total
	Common Stock		Preferred Stock		Additional		Stockholders'
	Number of		Number of		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at
December 31, 2005	7,278,000	$7,278	100,000	$100	$11,546	$(60,118)	$(41,194)

Shareholder
Contribute Rent					900		900

Shareholder Pay
Interest					10		10

Shareholder Pay
License Fees					20		20

Net (Loss) for the year
Ended December 31,						(22,388)	(22,388)
2006

Balance at
December 31, 2006	7,278,000	7,278	100,000	100	12,476	(82,506)	(62,652)

Shareholder
Contribute Rent					900		900

Shareholder Pay
Interest					10		10

Net (Loss) for the year						(15,447)	(15,447)
Ended December 31,
2007

Balance at
December 31, 2007	7,278,000	$7,278	100,000	$100	$13,386	($97,953)	($77,189)

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	year ended	year ended
	December	December
	31	31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(15,447)	$(22,388)
Adjustments to reconcile net loss to net cash
Rent	900	900
Interest Payment	10	10
Licenses and Permits	0	20
(Increase) Decrease in Accounts Receivable	285	(95)
Increase (Decrease) in Accounts Payable	(2,474)	3,117
Decrease in Unearned Revenue	(190)	-

Net Cash Flows from Operating Activities	(16,916)	(18,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Accrued Interest on Notes Payable	2,075	3,038
Repayment of Notes Payable	(658)	0
Loan from Shareholders	11,000	20,000

Net Cash Flows from Financing Activities	12,417	23,038

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

Net Cash Flows from Investing Activities	-	-

NET INCREASE (DECREASE) IN CASH ANDCASH QUIVALENTS	(4,499)	4,602
BEGINNING OF PERIOD	6,050	1,448

END OF PERIOD	$1,551	$6,050

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest	$10	$10
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Stock Issued	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

No impairment was recorded in the fiscal year ending December 31, 2007.

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Depreciation and Amortization

Depreciation on assets is recorded using the straight-line method over the estimated life of the asset, which is three years. The FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which provides, among other things, for the nonamortization of goodwill and intangible assets with indefinite useful lives. The Company adopted SFAS 142 effective January 1, 2002. Goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment using fair value measurement techniques upon adoption (January 1, 2002) and annually thereafter. The Company will perform its annual impairment review during the fourth quarter each year. During the fourth quarter of 2007, the Company completed its impairment review and determined that goodwill was not impaired.

Accounting for Certain Hybrid Financial Instruments

In February 2006, The FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This statement amends FASB 133, Accounting for Derivative Instruments and Hedging Activities and Statement and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

Accounting for Services of Financial Instruments

In March 2006 the FASB issued SFAS No. 156 " Accounting for Servicing of Financial Instruments - an amendment of FASB No. 140, Accounting for Transfers and Servicing of Financial Instruments and Extinguishments of Liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service an asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an entity to choose either the amortization method or fair market value measurement method for subsequent measurement periods for each class of separately recognized servicing assets and servicing liabilities, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights at its initial adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements

Accounting for Uncertainty in Income Taxes

In June, 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Real Estate Time-Sharing Transactions

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67.” This Statement references the financial accounting and reporting guidance for real estate timesharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This Statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The initial application of SFAS No. 152 will have no impact on the Company’s financial statements.

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED) Stock Issued to Employees

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

Recent Accounting Standards

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

Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments. ”SFAS 159 is effective for the Company as of the beginning of fiscal year 2008. The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board ( “FASB”) issued Statement of Financials Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141 “Business Combinations”. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interest, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized a component of the business combination.

SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

Recent Accounting Standards (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ deficit. The Company would also be required to present any net income attributable to the stockholders of the Company separately in its condensed consolidated statement of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

Accounting Changes and Error Corrections

In August 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, "Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, requiring, in general, retrospective application to prior periods' financial statements of changes in accounting principle. The Company has adopted the provisions of SFAS No. 154 which are effective for accounting changes and corrections of errors beginning after December 31, 2005. The adoption did not have a material effect on the results of operations of the Company.

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the year ended December 31, 2007, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Mitigation of Going Concern Uncertainty

The Company has experienced recurring losses resulting primarily from the costs of periodic reporting with the Securities and Exchange Commission and related administrative expenses. These negative operating cash flows were funded with loans from the Company's majority shareholder. As discussed in note C, the Company owes a total of $56,000 to its majority shareholder, which matures in 2008. Furthermore, the Company has outstanding notes and accrued interest totaling $19,176 to unrelated parties which were to mature in 2005, but which were extended by the lenders to 2009. Subsequent to year end, the Company's majority shareholder agreed to provide funding for the operational expenses for the 2008 fiscal year.

NOTE B - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of December 31, 2007, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of December 31, 2007, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

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

As of December 31, 20076, the Company has received a total of 18 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $56,000. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. The notes mature on December 31, 2008. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

NOTE C - RELATED PARTY TRANSACTIONS (CONTINUED)

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2001	$1,500	December 31, 2008
March 28, 2003	$5,000	December 31, 2008
June 25, 2003	$3,000	December 31, 2008
December 31, 2003	$2,500	December 31, 2008
July 9, 2004	$3,000	December 31, 2008
November 15, 2004	$2,500	December 31, 2008
January 25, 2005	$5,000	December 31, 2008
August 4, 2005	$1,000	December 31, 2008
December 15, 2005	$1,500	December 31, 2008
January 9, 2006	$5,000	December 31, 2008
March 13, 2006	$2,000	December 31, 2008
May 1, 2006	$1,000	December 31, 2008
June 15, 2006	$5,000	December 31, 2008
November 15, 2006	$2,000	December 31, 2008
December 29, 2006	$5,000	December 31, 2008
February 9, 2007	$2,000	December 31, 2008
April 30, 2007	$3,000	December 31, 2008
November 13, 2007	$6,000	December 31, 2008

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

NOTE D – UNCERTAIN TAX POSITIONS

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

F-12

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the nine months ended September 30, 2007. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007.

NOTE E - INCOME TAXES

The Company has net operating loss carryforwards of approximately $97,555 that may be offset against future table income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

	2007	2006
Net Operating Losses	$33,169	$27,018
Valuation Allowance	$(33,169)	$(27,018)
Total	$-	$-

The provision for income taxes differ from the amount computed using the Federal US statutory income tax rate as follows:

	2007	2006
Provisions (Benefit) at US Statutory Rate	$5,252	$7,612
Increase (Decrease) in Valuation Allowance	$(6,151)	$(6,713)
Other Differences	$(899)	$(899)
Total	-	-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE F - CASH PAID FOR INTEREST AND INCOME TAXES

Cash paid for interest and income taxes is as follows:

	2007	2006
Interest payments	$2,040	$2,110
Income taxes	$(0)	$(0)
Total	$2,040	$2,110

F-13

NOTE G - OFFERING OF DEBT AND EQUITY SECURITIES

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

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes. The maturity date of the promissory notes is three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. As of December 31, 2007, the Company owed $2,040 in interest on the notes. The interest due to the Note Holders was paid on January 8, 2008.

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

The maturity date of the above mentioned promissory notes was February 19, 2005. On February 5, 2005, the Company entered into extension agreements with all but two of the Note Holders to extend the notes until February 19, 2007. Under the terms of the extension, the Company will continue to pay interest at 10.64% per year. The Company repaid the two Note Holders that did not return their extension agreements. On January 30, 2007, the Company again requested the Note Holders to extend their promissory notes for another two years. Of the 15 Note Holders, eight chose to extend their notes. The principal amount of the notes that were extended until February 19, 2009 aggregate is $19,176. The Company repaid the seven Note Holders that elected not to extend their notes.

F-14

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIN HOLDINGS, INC.

By /s/ Steve S. Sinohui
Steve S. Sinohui, President

Date: March 27, 2008