Form 10-Q
period 2008-03-31
SIN HOLDINGS INC
filed 2008-05-14
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No☒

The Company had 7,278,000 shares of its $.001 par value common stock outstanding as of May 12, 2008.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended March 31, 2008 immediately follow.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current Assets
Cash and Cash Equivalents	$2,338	$1,551
Accounts Receivable	-	-
Total Current Assets	2,338	1,551
Long Term Assets
Equipment	992	992
Less Accumulated Depreciation	(992)	(992)
Total Long Term Assets	-	-
Other Assets
Goodwill (Net of accumulated amortization of $616)	5,071	5,071
Total Other Assets	5,071	5,071
TOTAL ASSETS	$7,409	$6,622

LIABILITIES
Current Liabilities
Accounts Payable	5,981	1,411
Loan from Shareholder	61,000	-
Notes Payable - Offering	19,176	-
Accrued Interest - Shareholder Loan	5,788	-
Accrued Interest - Offering Notes	509	2,040
Total Current Liabilities	92,454	3,451
Long Term Liabilities
Loan from Shareholder	-	56,000
Accrued Interest - Shareholder Notes	-	5,184
Notes Payable - Offering	-	19,176
Total Long Term Liabilities	-	80,360

TOTAL LIABILITIES	92,454	83,811

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value; 100,000,000 shares
authorized; 100,000 shares issued and outstanding at
March 31, 2008 and December 31, 2007, respectively	100	100
Common Stock, $0.001 par value; 400,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at March 31, 2008 and December 31, 2007, respectively	7,278	7,278
Additional Paid In Capital	13,611	13,386
Accumulated Deficit	(106,034)	(97,953)
Total Stockholders' Deficit	(85,045)	(77,189)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT )	$7,409	$6,622

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	March 31, 2008	March 31, 2007
REVENUES
Net Subscriptions	$-	$570

EXPENSES
Bank Service Charges	3	3
ISP	300	300
Licenses & Permits	-	25
Miscellaneous	561	-
Professional Fees	5,631	451
Rent	225	225
Transfer Fees	225	285
Operating expenses	6,945	1,289
LOSS FROM OPERATIONS	(6,945)	(719)

OTHER INCOME (EXPENSE)
Finance Charges	(23)	-
Loan Interest	(1,113)	(969)
TOTAL OTHER INCOME (EXPENSE)	(1,136)	(969)

NET LOSS BEFORE TAXES	(8,081)	(1,688)

INCOME TAX EXPENSE	-	-

NET LOSS	$(8,081)	$(1,688)

NET INCOME PER SHARE - BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,081)	$(1,688)
Adjustments to reconcile net loss to net cash
Rent	225	225
Interest Payment	-	10
Increase in Accounts Receivable	-	95
Increase (Decrease) in Accounts Payable	4,570	(3,810)
Increase (Decrease) in Accrued Interest	(927)	(1,152)
Net Cash Flows from Operating Activities	(4,213)	(6,320)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Shareholder	5,000	2,000
Net Cash Flows from Financing Activities	5,000	2,000

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Flows from Investing Activities	-	-

NET INCREASE (DECREASE) IN CASH AND	787	(4,320)
CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	1,551	6,050
END OF PERIOD	$2,338	$1,730

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid during the year for:
interest	$2,040	$2,110
Income taxes	-	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
None	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Management’s Representation of Interim Financial Information

SIN Holdings, Inc. has prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2007 included in the Annual Report on Form 10-KSB for the year then ended. The results of operations for the periods presented are not necessarily indicative of the results we expect for the full year.

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

No impairment was recorded for the three months ending March 31, 2008.

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

Recent Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financials Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141 “Business Combinations”. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interest, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring cost to be expensed as incurred rather than capitalized as a component of the business combination.

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

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the three months ended March 31, 2008, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Principles of Consolidation

The consolidated financials statements for the three months ended March 31, 2008 include the accounts of SIN Holdings, Inc. and its wholly owned subsidiary, Senior-Inet. Intercompany transactions and balances have been eliminated in consolidation and combination.

Mitigation of Going Concern Uncertainty

The Company has experienced recurring losses resulting primarily from the costs of periodic reporting with the Securities and Exchange Commission and related administrative expenses. These negative operating cash flows were funded with loans from the Company's majority shareholder. As discussed in note C, the Company owes a total of $61,000 to its majority shareholder, which matures in 2008. Furthermore, the Company has outstanding notes and accrued interest totaling $19,176 to unrelated parties which were to mature in 2005 but which were extended by the lenders to 2009. Subsequent to year end, the Company's majority shareholder agreed to provide funding for the operational expenses for the 2008 fiscal year.

NOTE B - STOCKHOLDERS' EQUITY
Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of March 31, 2008, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 400,000,000 shares of common stock. During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of March 31, 2008, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

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

As of March 31, 2008, the Company has received a total of 19 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $61,000. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. The notes mature on December 31, 2008. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2001	$1,500	December 31, 2008
March 28, 2003	$5,000	December 31, 2008
June 25, 2003	$3,000	December 31, 2008
December 31, 2003	$2,500	December 31, 2008
July 9, 2004	$3,000	December 31, 2008
November 15, 2004	$2,500	December 31, 2008
January 25, 2005	$5,000	December 31, 2008
August 4, 2005	$1,000	December 31, 2008
December 15, 2005	$1,500	December 31, 2008
January 9, 2006	$5,000	December 31, 2008
March 13, 2006	$2,000	December 31, 2008
May 1, 2006	$1,000	December 31, 2008
June 15, 2006	$5,000	December 31, 2008
November 15, 2006	$2,000	December 31, 2008
December 29, 2006	$5,000	December 31, 2008
February 9, 2007	$2,000	December 31, 2008
April 30, 2007	$3,000	December 31, 2008
November 13, 2007	$6,000	December 31, 2008
January 8, 2008	$5,000	December 31, 2008

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits during 2007. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2005. The following describes the open tax years, by major tax jurisdiction, as of March 31, 2008.

United States (a)                                                                           2005– Present

(a)     Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE E - INCOME TAXES

The Company has net operating loss carryforwards of approximately $97,555 that may be offset against future table income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

	December 31, 2007	December 31, 2006
Net Operating Losses	$33,169	$27,018
Valuation Allowance	$(33,169)	$(27,018)
Total	$-	$-

The provision for income taxes differ from the amount computed using the Federal US statutory income tax rate as follows:

		December 31, 2007	December 31, 2006
Provisions (Benefit) at US Statutory Rate		$5,252	$7,612
Increase (Decrease) in Valuation Allowance		$(6,151)	$(6,713)
Other Differences		$(899)	$(899)
Total	$		$-

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

OUR HISTORY AND BUSINESS

SIN Holdings, Inc. and our wholly owned subsidiary, Senior-Inet, Inc. (collectively, the “Company”), were both organized under the laws of the State of Colorado on November 27, 2000. SIN Holdings, Inc. is 82.44% owned by Desert Bloom Investments, Inc., which our President, Steve Sinohui owns. We conduct all our business through Senior-Inet, Inc. (“Senior-Inet”).

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2007 and has not been profitable during the first three months of 2008.

Three Month Periods Ended September 30, 2008 and 2007

The Company had no revenues from continuing operations for the three-month period ended March 31, 2008 and revenue of $570 for the same three-month period in 2007.

General and administrative expenses for the three-month period ended March 31, 2008 were $6,945 compared to $1,289 for the same period in 2007. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs. Increase in general and administrative expenses were due to primarily increases in legal and accounting fees.

Because of the foregoing factors, the Company realized a net loss of $8,081 for the three months ended March 31, 2008 as compared to net loss of $1,688 for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had assets consisting of $2,338 cash on hand. Current liabilities consisted of accounts payable of $5,981, accrued interest of $6,297 and notes payable of $80,176 for total current liabilities of $92,454.

The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

The Company has received a total of 19 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $61,000. All of the notes are due on December 31, 2008, unless extended. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable, as the Company is a smaller reporting Company.

ITEM 4. CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures.

         Our Chief Executive Officer who is also the principal accounting officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, he has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the company (including consolidated subsidiaries) required to be included in reports filed or submitted under the Exchange Act.

Changes in Internal Controls.

         Based on the Chief Executive Officer’s evaluation, he has concluded that since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that have affected materially, or are reasonably likely to affect, our internal control over financial reporting.

         This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

PART II. OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS.

         None.

ITEM 1A. RISK FACTORS.

         There have been no material changes to the risk factors previously discussed in Item 1 of the Company's Form 10-KSB for the year ended December 31, 2007.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS
31	Certification by Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIN HOLDINGS, INC.

Date: May 12, 2008	By	/s/ Steve S. Sinohui
Steve S. Sinohui, President