Form 10-Q
period 2008-06-30
SIN HOLDINGS INC
filed 2008-08-14
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated filer ☐ Non-accelerated filer ☐ smaller a if check not company) (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No☒

The Company had 7,278,000 shares of its $.001 par value common stock outstanding as of August 5, 2008.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended June 30, 2008 immediately follow.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2008 (Unaudited)
		December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$659	$1,551
Total current assets	659	1,551

LONG TERM ASSETS
Equipment	992	992
Less accumulated depreciation	(992)	(992)
Total long term assets	-	-

OTHER ASSETS
Goodwill (Net of accumulated amortization of $616)	5,071	5,071

TOTAL ASSETS	$5,730	$6,622

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	75	1,411
Notes Payable - Offering	19,176	-
Notes Payable - Shareholder	67,000	-
Accrued interest	7,423	2,040
Total current liabilities	93,674	3,451

LONG TERM LIABILITIES
Loan from shareholder	-	56,000
Accrued Interest - Shareholder Notes	-	5,184
Notes payable - offering	-	19,176
Total long term liabilities	-	80,360

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 100,000,000 shares
authorized; 100,000 shares issued and outstanding at
June 30, 2008 and December 31, 2007, respectively	100	100
Common stock, $0.001 par value; 400,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at June 30, 2008 and December 31, 2007, respectively	7,278	7,278
Additional paid-in capital	13,836	13,386
Accumulated deficit	(109,158)	(97,953)
Total Stockholders' Deficit	(87,944)	(77,189)

TOTAL LIABILITIES AND STOCKHOLDERS'	$5,730	$6,622
DEFICIT

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For the Three Months Ended
	June 30, 2008	June 30, 2007
REVENUES
Net subscriptions	$-	$570

EXPENSES
Bank service charges	3	2
ISP	300	300
Miscellaneous	-	804
Professional fees	1,245	860
Rent	225	225
Transfer fees	225	225

Operating expenses	1,998	2,416

LOSS FROM OPERATIONS	(1,998)	(1,846)

OTHER INCOME (EXPENSE)
Interest expense	(1,126)	(997)

	(1,126)	(997)

NET LOSS BEFORE TAXES	(3,124)	(2,843)

INCOME TAX EXPENSE	-	-

NET LOSS	$(3,124)	$(2,843)

NET INCOME PER SHARE - BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
REVENUES
Net subscriptions	$-	$1,140

EXPENSES
Bank service charges	6	5
ISP	600	600
Licenses and Permits	-	25
Miscellaneous	561	804
Professional fees	6,876	1,311
Rent	450	450
Transfer fees	450	510

Operating expenses	8,943	3,705

LOSS FROM OPERATIONS	(8,943)	(2,565)

OTHER INCOME (EXPENSE)
Finance charges	(24)	-
Interest expense	(2,238)	(1,966)

	(2,262)	(1,966)

NET LOSS BEFORE TAXES	(11,205)	(4,531)

INCOME TAX EXPENSE	-	-

NET LOSS	$(11,205)	$(4,531)

NET INCOME PER SHARE - BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED ISTATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Six Months Ended June 30,
		2008		2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(11,205)		$(4,531)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Rent		450		450
Interest Payment		-		10
Increase in accounts receivable		-		(95)
Increase (decrease) in accounts payable		(1,336)		(3,370)
Increase in accrued interest		199		(155)

Net cash flows from operating activities		(11,892)		(7,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Loan Principal		-		(658)
Loan from shareholder		11,000		5,000

Net cash flows from financing activities		11,000		4,342

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS		(892)		(3,349)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD		1,551		6,050

CASH AND CASH EQUIVALENTS,
END OF PERIOD		$659		$2,701

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid during the year for:
Interest		$2,040		$2,110
Income taxes		-		-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
None	$		$

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

No impairment was recorded for the six months ending June 30, 2008.

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the six months ended June 30, 2008, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Principles of Consolidation

The consolidated financials statements for the six months ended June 30, 2008 include the accounts of SIN Holdings, Inc. and its wholly owned subsidiary, Senior-Inet. Intercompany transactions and balances have been eliminated in consolidation and combination.

Mitigation of Going Concern Uncertainty

The Company has experienced recurring losses resulting primarily from the costs of periodic reporting with the Securities and Exchange Commission and related administrative expenses. These negative operating cash flows were funded with loans from the Company's majority shareholder. As discussed in note C, the Company owes a total of $67,000 to its majority shareholder, which matures in 2008. Furthermore, the Company has outstanding notes and accrued interest totaling $19,176 to unrelated parties which were to mature in 2005 but which were extended by the lenders to 2009. Subsequent to year end, the Company's majority shareholder agreed to provide funding for the operational expenses for the 2008 fiscal year.

NOTE B - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of June 30, 2008, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 400,000,000 shares of common stock. During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of June 30, 2008, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

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

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc.

During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc.

As of June 30, 2008, the Company has received a total of 20 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $67,000. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. The notes mature on December 31, 2008. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2001	$1,500	December 31, 2008
March 28, 2003	$5,000	December 31, 2008
June 25, 2003	$3,000	December 31, 2008
December 31, 2003	$2,500	December 31, 2008
July 9, 2004	$3,000	December 31, 2008
November 15, 2004	$2,500	December 31, 2008
January 25, 2005	$5,000	December 31, 2008
August 4, 2005	$1,000	December 31, 2008
December 15, 2005	$1,500	December 31, 2008
January 9, 2006	$5,000	December 31, 2008
March 13, 2006	$2,000	December 31, 2008
May 1, 2006	$1,000	December 31, 2008
June 15, 2006	$5,000	December 31, 2008
November 15, 2006	$2,000	December 31, 2008
December 29, 2006	$5,000	December 31, 2008
February 9, 2007	$2,000	December 31, 2008
April 30, 2007	$3,000	December 31, 2008
November 13, 2007	$6,000	December 31, 2008
January 8, 2008	$5,000	December 31, 2008
June 17, 2008	$6,000	December 31, 2008

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

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007.

United States (a)                                                                2004– Present

(a)   Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE E - INCOME TAXES

The Company has net operating loss carryforwards of approximately $108,760 that may be offset against future table income through 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE E - INCOME TAXES (Continued)

	December 31, 2007	December 31, 2006

Net Operating Losses	$33,169	$27,018
Valuation Allowance	$(33,169)	$(27,018)
Total	$-	$-

The provision for income taxes differ from the amount computed using the Federal US statutory income tax rate as follows:

	December 31, 2007	December 31, 2006

Provisions (Benefit) at US Statutory Rate	$5,252	$7,612
Increase (Decrease) in Valuation Allowance	$(6,151)	$(6,713)
Other Differences	$899	$(899)
Total	-	-

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2007 and has not been profitable during the first six months of 2008.

Three Month Periods Ended June 30, 2008 and 2007

The Company had no revenues from continuing operations for the three-month period ended June 30, 2008 and revenue of $570 for the same three-month period in 2007.

General and administrative expenses for the three-month period ended June 30, 2008 were $1,998 compared to $2,416 for the same period in 2007. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs.

Because of the foregoing factors, the Company realized a net loss of $1,998 for the three months ended June 30, 2008 as compared to net loss of $1,846 for the same period in 2007.

Six Month Periods Ended June 30, 2008 and 2007

The Company had no revenues from continuing operations for the six-month period ended June 30, 2008 and revenue of $1,140 for the same six-month period in 2007.

General and administrative expenses for the six-month period ended June 30, 2008 were $8,943 compared to $3,705 for the same period in 2007. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs.

Because of the foregoing factors, the Company realized a net loss of $8,943 for the six months ended June 30, 2008 as compared to net loss of $2,565 for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had assets consisting of $659 cash on hand. Current liabilities consisted of accounts payable of $75, accrued interest of $7,423 and notes payable of $86,176 for total current liabilities of $93,674.

The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

The Company has received a total of 20 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $67,000. All of the notes are due on December 31, 2008, unless extended. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

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

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

     Our Chief Executive Officer who is also the principal accounting officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"). In our Annual Report of Form 10-KSB, filed March 31, 2008 we inadvertently neglected to include Management's Annual Report on Internal Control over Financial Reporting. We filed Form 10-KSB/A August 8, 2008 to amend Item 8A of Form 10-KSB and include the required report. The Annual Report stated that as of December 31, 2007, the Company's procedures for internal control over financial reporting were effective as of that date to assure that our financial information is recorded, processed, and summarized in a timely manner. We do not consider that our failure to include the Annual Report on Internal Control in the form 10-KSB had an effect on the effectiveness of our disclosure controls and procedures at December 31, 2007 or since that time. Based on the review and evaluation for the period covered by this report of Form 10-Q, including the late filing of Management's Annual Report, our Chief Executive Officer has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the company (including consolidated subsidiaries) required to be included in reports filed or submitted under the Exchange Act.

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

     The Company's chief executive officer assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2008. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and, to the extent applicable, the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer believes that based on his assessment, the Company's procedures of internal control over financial reporting was effective.

Changes in Internal Controls.

     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

SIN HOLDINGS, INC.

By /s/ Steve S. Sinohui
Steve S. Sinohui, President

Date:	August 5, 2008