Form 10KSB/A
period 2007-12-31
SIN HOLDINGS INC
filed 2008-09-04
CIK 1140414

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB/A Amendment No. 2

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

EXPLANATORY NOTE

SIN Holdings, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-KSB/A, which was originally filed March 31, 2008 and amended August 7, 2008, to revise the Chief Executive Officer (“CEO”) and Chief Financial Officer (“Treasurer”) conclusions regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007 solely as a result of its failure to file Management’s Annual Report on Internal Control over Financial Reporting in the Original Filing. This Amendment No. 2 on Form 10-KSB/A amends and restates Item 8A of Part II of the Form 10-KSB and the Principal Executive Officer and Principal Financial Officer Certifications under Item 601(b)(31) of Regulation S-B (the "Amended Items"). In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Amended Items have been amended and restated in their entirety. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the 10-KSB. In addition, the exhibit list in Item 13 of Part III has not been updated except that currently-dated certifications from our Principal Executive Officer, as required by Rule 12b-15 under the Exchange Act, are filed with this Amendment 2 on Form 10-KSB/A as Exhibits 31 and 32. This Amendment No. 2 should be read in conjunction with the Company’s Securities and Exchange Commission’s (“SEC”) filings made subsequent to the Original Filing.

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

Evaluation of disclosure and controls and procedures

As of December 31, 2007, the Company's chief executive officer (who is also the chief financial officer) initially conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer initially concluded that our disclosure controls and procedures were effective. Subsequently, the Company determined that it had a material weakness, as described below, in its disclosure controls and procedures. Therefore, in connection with the filing of this amended Annual Report on Form 10-KSB/A, our chief executive officer and chief financial officer re-evaluated the effectiveness of the Company’s disclosure controls and procedures and concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

In connection with the preparation and filing of the Form 10-KSB for the fiscal year ended December 31, 2007, the Company inadvertently failed to disclose the information required by Item 308T of Regulation S-B regarding management’s annual report on internal control over financial reporting. Based upon the Company’s failure to include the disclosures required by Item 308T, the chief executive officer determined that the Company’s disclosure controls and procedures were not effective to satisfy the objectives for which they are intended. The Company’s plan to remediate the foregoing problem with disclosure controls and procedures which existed as of December 31, 2007 is to closely monitor and stay abreast of changes and modifications that impact the Company’s reporting obligations, and respond accordingly.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a- 15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting is defined, under the Exchange Act, as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The Company's principal executive officer assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and, to the extent applicable, the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer believes that based on his assessment, as of December 31, 2007, the Company's procedures of internal control over financial reporting were effective.

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

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Steve S. Sinohui
Steve S. Sinohui, President Chief Executive Officer and Chief Financial Officer

Date:  September 4, 2008

EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number	Description of Document

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002