Form 10-Q
period 2008-09-30
SIN HOLDINGS INC
filed 2008-11-13
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The Company had 7,278,000 shares of its $.001 par value common stock outstanding as of November 07, 2008.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended September 30, 2008 immediately follow.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2008 (Unaudited)
		December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,579	$1,551
Total current assets	3,579	1,551

LONG TERM ASSETS
Equipment	992	992
Less accumulated depreciation	(992)	(992)
Total long term assets	-	-

OTHER ASSETS
Goodwill (Net of accumulated amortization of $616)	5,071	5,071

TOTAL ASSETS	$8,650	$6,622

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	775	1,411
Notes Payable - Offering	19,176	-
Notes Payable - Shareholder	72,000	-
Accrued interest	8,657	2,040
Total current liabilities	100,608	3,451

LONG TERM LIABILITIES
Loan from shareholder	-	56,000
Accrued Interest - Shareholder Notes	-	5,184
Notes payable - offering	-	19,176
Total long term liabilities	-	80,360

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 100,000,000 shares
authorized; 100,000 shares issued and outstanding at
September 30, 2008 and December 31, 2007, respectively	100	100
Common stock, $0.001 par value; 400,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	7,278	7,278
Additional paid-in capital	14,061	13,386
Accumulated deficit	(113,397)	(97,953)
Total Stockholders' Deficit	(91,958)	(77,189)

TOTAL LIABILITIES AND STOCKHOLDERS'	$8,650	$6,622
DEFICIT

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For the Three Months Ended
	September 30, 2008	September 30, 2007
REVENUES
Net subscriptions	$-	$380

EXPENSES
Bank service charges	3	4
ISP	300	300
Miscellaneous	452	-
Professional fees	1,800	162
Rent	225	225
Transfer fees	225	225

Operating expenses	3,005	916

LOSS FROM OPERATIONS	(3,005)	(536)

OTHER INCOME (EXPENSE)
Interest expense	(1,235)	(1,018)

	(1,235)	(1,018)

NET LOSS BEFORE TAXES	(4,240)	(1,554)

INCOME TAX EXPENSE	-	-

NET LOSS	$(4,240)	$(1,554)

NET INCOME PER SHARE - BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
REVENUES
Net subscriptions	$-	$1,520

EXPENSES
Bank service charges	9	9
ISP	900	900
Licenses and Permits	-	25
Miscellaneous	1,013	804
Professional fees	8,676	1,473
Rent	675	675
Transfer fees	675	735

Operating expenses	11,948	4,621

LOSS FROM OPERATIONS	(11,948)	(3,101)

OTHER INCOME (EXPENSE)
Finance charges	(23)	-
Interest expense	(3,473)	(2,984)

	(3,496)	(2,984)

NET LOSS BEFORE TAXES	(15,444)	(6,085)

INCOME TAX EXPENSE	-	-

NET LOSS	$(15,444)	$(6,085)

NET INCOME PER SHARE - BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED ISTATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the nine months Ended September 30,
		2008		2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(15,444)		$(6,085)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Rent		675		675
Interest Payment		-		10
Increase in accounts receivable		-		(95)
Increase (decrease) in accounts payable		(636)		(3,735)
Increase in accrued interest		1,433		863

Net cash flows from operating activities		(13,972)		(8,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Loan Principal		-		(658)
Loan from shareholder		16,000		5,000

Net cash flows from financing activities		16,000		4,342

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS		2,028		(4,025)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD		1,551		6,050

CASH AND CASH EQUIVALENTS,
END OF PERIOD		$3,579		$2,025

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid during the year for:
Interest		$2,040		$2,110
Income taxes		-		-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
None	$		$

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Management’s Representation of Interim Financial Information

SIN Holdings, Inc. has prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2007 included in the Annual Report on Form 10-KSB and associated amendments for the year then ended. The results of operations for the periods presented are not necessarily indicative of the results we expect for the full year.

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

No impairment was recorded for the six months ending September 30, 2008.

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the nine months ended September 30, 2008, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Principles of Consolidation

The consolidated financials statements for the nine months ended September 30, 2008 include the accounts of SIN Holdings, Inc. and its wholly owned subsidiary, Senior-Inet. Intercompany transactions and balances have been eliminated in consolidation and combination.

Mitigation of Going Concern Uncertainty

The Company has experienced recurring losses resulting primarily from the costs of periodic reporting with the Securities and Exchange Commission and related administrative expenses. These negative operating cash flows were funded with loans from the Company's majority shareholder. As discussed in note C, the Company owes a total of $72,000 to its majority shareholder, which matures in 2008. Furthermore, the Company has outstanding notes and accrued interest totaling $19,176 to unrelated parties which were to mature in 2005 but which were extended by the lenders to 2009. Subsequent to year end, the Company's majority shareholder agreed to provide funding for the operational expenses for the 2008 fiscal year.

NOTE B - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of September 30, 2008, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 400,000,000 shares of common stock. During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of September 30, 2008, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

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

As of September 30, 2008, the Company has received a total of 21 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $72,000. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. The notes mature on December 31, 2008. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2001	$1,500	December 31, 2008
March 28, 2003	$5,000	December 31, 2008
June 25, 2003	$3,000	December 31, 2008
December 31, 2003	$2,500	December 31, 2008
July 9, 2004	$3,000	December 31, 2008
November 15, 2004	$2,500	December 31, 2008
January 25, 2005	$5,000	December 31, 2008
August 4, 2005	$1,000	December 31, 2008
December 15, 2005	$1,500	December 31, 2008
January 9, 2006	$5,000	December 31, 2008
March 13, 2006	$2,000	December 31, 2008
May 1, 2006	$1,000	December 31, 2008
June 15, 2006	$5,000	December 31, 2008
November 15, 2006	$2,000	December 31, 2008
December 29, 2006	$5,000	December 31, 2008
February 9, 2007	$2,000	December 31, 2008
April 30, 2007	$3,000	December 31, 2008
November 13, 2007	$6,000	December 31, 2008
January 8, 2008	$5,000	December 31, 2008
June 17, 2008	$6,000	December 31, 2008
September 11, 2008	$5,000	December 31, 2008

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

NOTE E - INCOME TAXES

The Company has net operating loss carryforwards of approximately $113,000 that may be offset against future table income through 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Further, persons reviewing this report are advised that actual results may differ materially from those included within the forward-looking statements because of various factors such as:

§	the Company’s limited revenues and earnings to date and its possible inability to achieve meaningful revenues or earnings in the near future;
§	the Company has limited assets and working capital and may not be able to continue in operation without the infusion of additional capital;
§	our expectation to incur losses through the first half of 2008;
§	we may need to raise additional funds and these funds may not be available to us when we need them we may need to change our business plan, sell or merger our business or face bankruptcy;
§	we do not expect to increase our revenues and earnings significantly until we increase our customer base;
§	we may enter into a merger or acquisition transaction in which our shareholders incur substantial dilution of their ownership interests;
§	we must enter into strategic relationships to help promote our web site and, if we fail to develop, maintain or enhance these relationships, we may not be able to attract and retain customers, generate adequate traffic to our site, build our brand and enhance our sales and marketing capabilities;
§	the success of our business depends on selling web pages and access to our web site to a large number of providers of senior services that are listed on our online database;
§	competition from traditional and online providers of senior resource information may result in price reductions and decreased demand for advertising on our web site;
§	we may be unable to adequately protect or enforce our intellectual property rights, which may have a detrimental effect on our business;
§	we face the risk of systems interruptions and capacity constraints on our web site, possibly resulting in losses of revenue, erosion of customer trust and adverse publicity;
§	our systems and operations, and those of our customers, are vulnerable to natural disasters and other unexpected problems, which could reduce customer satisfaction and traffic to our web site and harm our sales; and,
§	the limited time commitment or the loss of the services of Steve Sinohui, the sole executive officer and director of the Company could have a negative impact on our business.

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

Three Month Periods Ended September 30, 2008 and 2007

The Company had no revenues from continuing operations for the three-month period ended September 30, 2008 and revenue of $380 for the same three-month period in 2007.

General and administrative expenses for the three-month period ended September 30, 2008 were $3,005 compared to $916 for the same period in 2007. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs.

Because of the foregoing factors, the Company realized a net loss of $4,240 for the three months ended September 30, 2008 as compared to net loss of $1,554 for the same period in 2007.

Nine Month Periods Ended September 30, 2008 and 2007

The Company had no revenues from continuing operations for the nine-month period ended September 30, 2008 and revenue of $1,520 for the same nine-month period in 2007.

General and administrative expenses for the nine-month period ended September 30, 2008 were $11,948 compared to $4,621 for the same period in 2007. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs.

Because of the foregoing factors, the Company realized a net loss of $15,444 for the nine months ended September 30, 2008 as compared to net loss of $6,085 for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had assets consisting of $3,579 cash on hand. Current liabilities consisted of accounts payable of $775, accrued interest of $8,657 and notes payable of $91,176 for total current liabilities of $100,608.

The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

The Company has received a total of 21 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $72,000. All of the notes are due on December 31, 2008, unless extended. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

     As of December 31, 2007, the Company's chief executive officer (who is also the chief financial officer) initially conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer initially concluded that our disclosure controls and procedures were effective. Subsequently, the Company determined that it had a material weakness, as described below, in its disclosure controls and procedures. Therefore, in connection with the filing of our amended Annual Report on Form 10-KSB/A on September 4, 2008, our chief executive officer and chief financial officer re-evaluated the effectiveness of the Company’s disclosure controls and procedures and concluded that, as of the end of the period covered by our Form 10-KSB report, the Company’s disclosure controls and procedures were not effective.

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

     Our Chief Executive Officer who is also the principal accounting officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"). Based on his review and evaluation for the period covered by this report of Form 10-Q, our Chief Executive Officer has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are now effective in alerting him on a timely basis to material information relating to the company (including consolidated subsidiaries) required to be included in reports filed or submitted under the Exchange Act.

     The Company's chief executive officer assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and, to the extent applicable, the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer believes that based on his assessment, the Company's procedures of internal control over financial reporting was effective.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

SIN HOLDINGS, INC.

By /s/ Steve S. Sinohui
Steve S. Sinohui, President

Date:	November 07, 2008