Form 10-K
period 2008-12-31
SIN HOLDINGS INC
filed 2009-03-31
CIK 1140414

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-49752

SIN Holdings, Inc.
(Exact name of small business issuer in its charter)

Colorado	84-1570556
(State of incorporation)	(I.R.S. Employer Identification No.)

3225 S. Garrison, Unit 21, Lakewood, Colorado 80227 (Address of principal executive offices) (303) 763-7527 (Issuer’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☒  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting Common Stock held by non-affiliates of issuer as of June 30, 2008 is $1,290,780. There are 1,278,000 shares of common voting stock of the Company not held by affiliates. The aggregate market value is based upon the bid price for the common stock of the Company on the OTC Bulletin Board on June 30, 2008.

As of December 31, 2008 7,278,000 shares of the Company's $.001 par value common stock were outstanding.

FORM 10-K
SIN HOLDINGS, INC.
INDEX

			Page
PART I.
	Item 1.	Business	3
	Item 1A.	Risk Factors	5
	Item 1B.	Unresolved Staff Comments	7
	Item 2.	Properties	7
	Item 3.	Legal Proceedings	7
	Item 4.	Submission of Matters to a Vote of Security Holders	8
PART II.
	Item 5.	Market for Common Equity, Related Stockholder Matters and	8
		Issuer Purchases of Equity Securities
	Item 6.	Selected Financial Data
	Item 7.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	8
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
	Item 8	Financial Statements and Supplementary Data	9
	Item 9	Changes in and Disagreements with Accountants on	9
		Accounting and Financial Disclosures
	Item 9AT).	Controls and Procedures	10
	Item 9B.	Other Information	11
PART III.
	Item 10.	Directors, Executive Officers, Promoters and Control	11
		Persons; Compliance with Section 16(a) of the Exchange Act
	Item 11.	Executive Compensation	12
	Item 12.	Security Ownership of Certain Beneficial Owners	12
		and Management
	Item 13.	Certain Relationships, Related Transactions and Director	13
		Independence
	Item 14.	Principal Accountant Fees and Services	14
PART IV.
	Item 15.	Exhibits, Financial Statement Schedules	14
		Financial Statements pages	F-1 to F-14
		Signatures	18
		Certifications	22

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

Subsidiary

SIN Holdings has one wholly-owned subsidiary, Senior-Inet, which was incorporated in the State of Colorado on November 27, 2000, also the date of SIN Holdings’ organization. We conduct all of our operations through Senior-Inet, including the maintenance and operation of our web site located at www.senior-inet.com . On December 1, 2000, Senior-Inet, Inc. acquired all of the assets of a sole proprietorship (the “Proprietorship”), also named “Senior-Inet,” for $5,000 in cash and the assumption of certain liabilities. Stan Mingus owned and operated the Proprietorship from May 1, 1996, until its acquisition by Senior-Inet, Inc.

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

We expended no funds for research and development during our last fiscal year ended December 31, 2008, and we do not expect to incur any expenses for research and development this year.

Item 1A. Risk Factors

The Company’s business is subject to many risks, including the following:

We Have Realized Very Limited Revenues and Earnings To Date and We May Not Be Able to Achieve Meaningful Revenues or Earnings in the Future. Senior-Inet has been operational since December 1, 2000 and we have yet to achieve meaningful revenue and earnings. SIN Holdings and Senior-Inet, together, realized no revenues for the year ended December 31, 2008 and $1,330 for the year ended December 31, 2007. We had a net loss of $19,674 for the year ended December 31, 2008 and a net loss of $15,447 for the year ended December 31, 2007. There can be no assurance that we will realize a meaningful increase in our revenues or earnings in the future from providing a database of resources for senior citizens on the Internet.

We Have Limited Assets and Working Capital and Minimal Shareholders’ Equity and We May Not Be Able to Continue in Operation without the Infusion of Additional Capital. As of December 31, 2008, we had total assets of $5,930, including $859 in cash and cash equivalents and $5,071 of intangible assets net of accumulated amortization. Our total shareholders’ deficit was ($117,627) as of December 31, 2008. Accordingly, we have very limited assets, including working capital and financial resources. Our financial condition may not improve.

We Expect to Continue to Incur Losses Through 2009. We have achieved limited revenue from operations and have incurred losses during 2007 and 2008. Without a sufficient number of subscribers linked to our website, or other revenue-producing advertising, we will not generate sufficient revenue to operate profitably. Additionally, if we do reshape our business model, we may incur additional expenses related to business development and web site development. We expect to incur operating losses through 2009, and possibly longer, and that our losses may grow unless we increase our revenue from levels we have experienced in 2008.

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

We May Enter Into a Merger or Acquisition Transaction In Which Our Shareholders Incur Substantial Dilution of Ownership Interests . We plan to consider a merger or other acquisition transaction under which our company would be acquired by or merged with another business entity and we would subsequently be controlled by different management and shareholders of the other entity would likely hold a majority interest. Under such circumstances it is unlikely that our director or any of our shareholders would have any significant input in managing the resulting business or successor corporation. It is unlikely that approval of our shareholders would be required to effect such a transaction. We are unable to predict whether or when such a transaction might be effected. Should such an acquisition transaction occur, we may separate our current web-based business and sell or transfer it to a third party.

Item 1B. Unresolved Staff Comments.

As of December 31, 2008, the Company had no unresolved Staff Comments.

Item 2.        Properties

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

No matters were put before security holders for a vote during 2008.

PART II

Item 5.      Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     a.      Market Information . Prior to August 2005, there was no trading market for our common stock. We obtained a trading symbol of "SNHI" and began trading on the NASD Over-the-Counter Bulletin Board in August 2005. Although we have a listing on the Bulletin Board, there is no assurance that an active, liquid market for our common stock will develop or that a trading market will continue. Our common stock is quoted on the NASD Over-the-Counter Bulletin Board (“OTCBB”) at the present time. At March 23, 2009, our stock was bid $ 0.25 and asked at $1,001.

     Below is the market information pertaining to the high and low bid and ask quotations of our common stock for each quarter since our common stock has been quoted on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2008	LOW	HIGH
Fourth Quarter	$0.25	$1,001
Third Quarter	$0.25	$1,001
Second Quarter	$0.35	$200
First Quarter	$0.35	$200

2007	LOW	HIGH
Fourth Quarter	$0.35	$200
Third Quarter	$0.35	$1,001
Second Quarter	$1.01	$200
First Quarter	$1.50	$200

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

     e.     Transfer Agent . The transfer agent and registrar for the Company's common stock is Corporate Stock Transfer, 3200 Cherry Creek South Drive, Denver, Colorado 80209, telephone number (303) 282-4800.

     f.     Sale or Purchases of Unregistered Securities. The Company did not sell or purchase any equity securities during the last two fiscal years.

Item 6.       Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and notes thereto contained elsewhere in this report.

Results of Operations

The Company was not profitable during the year ended December 31, 2008 and has not operated profitably during any period since inception.

Fiscal 2008 Compared with fiscal 2007

The Company had no revenues for the year ended December 31, 2008 and revenues of $1,330 for the year ended December 31, 2007.

General and administrative expenses for the year ended December 31, 2008 were $14,944 compared to $12,570 for 2007. Expenses consisted of general corporate administration, rent, Internet service provider and computer expenses, legal and professional expenses and accounting and auditing costs. Higher expenses for the year ended December 31, 2008 were primarily due to increased accounting expenses.

Because of the foregoing factors, the Company realized a net loss of $19,674 for the year ended December 31, 2008 as compared to net loss of $15,447 for 2007.

Liquidity and Capital Resources

At December 31, 2008 the Company had current assets consisting of $858 cash on hand. Current liabilities consisted of accounts payable of $825, accrued interest payable of $2,046 and notes payable of $376 for total current liabilities of $3,247.

During the last eight fiscal years, the Company has received loans totaling $72,000 from Desert Bloom Investments, Inc., the controlling stockholder of the Company, which is owned by Mr. Sinohui, the President. The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

Additionally, on February 19, 2002, the Company closed an offering of Units each consisting of one three-year promissory note in the principal amount of $94. The Company sold 213 Units consisting of 17 promissory notes aggregating $20,022. These notes become due on February 19, 2005. As of March 31, 2007, the Company had entered into extension agreements with eight of the Note Holders. The Note Holders agreed to extend the notes until February 19, 2009. Under the terms of the extension, the Company will continue to pay interest at 10.64% per year. The Company repaid the Note Holders that did not return their extension agreements. On December 15, 2008, the company entered into extension agreements with four of the eight remaining Note Holders. The Note Holders agreed to extend the notes until February 19, 2011. The four Note Holders that did not return the extension agreements will be paid accrued interest from January 1, 2009 through February 19, 2009, plus principal. These principal payments aggregate $376 and accrued interest on this amount through February 19, 2009 will be $5.48.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.           Financial Statements and Supplementary Data

Financial statements for the years ended December 31, 2008 and 2007 are presented in a separate section of this report following Section 14.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

Item 9A (T).   Controls and Procedures.

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

Evaluation of disclosure and controls and procedures

As of December 31, 2008, the Company's chief executive officer (who is also the chief financial officer) conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective.

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

The Company's principal executive officer assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and, to the extent applicable, the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer believes that based on his assessment, as of December 31, 2008, the Company's procedures of internal control over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.       Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and officers of the Company are as follows:

Name	Age	Position
Steve S. Sinohui	60	Director, President, Secretary and
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

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past five years, none of the following occurred with respect to our executive officer: (1) any bankruptcy petition filed by or against any business of which he was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. There are no known deficiencies of applicable obligations under Section 16(a) of the Exchange Act by any Officer, Director, or person holding more than 10% of our outstanding common stock.

Code of Ethics

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

Audit Committee

The Company does not have a financial expert on its audit committee because the Company has only one director does not have a separate audit committee and because the Company’s extremely small size, limited financial resources and limited activity make such a position unnecessary. In addition, the board of directors does not believe it can find a qualified person willing to sit on the board of directors and serve as a financial expert on the audit committee without paying such person compensation and other benefits which the Company is unable to pay due to its limited financial resources. The Company has one director and has not established a standing audit committee of the board of directors. The Company’s board of directors does not include any outside or independent director. As a result, the director, Mr. Sinohui, acts as the audit committee.

Item 11. Executive Compensation

The Company’s officer and director currently do not receive any compensation for his services rendered unto the Company, nor has he received compensation in the past. Mr. Sinohui has agreed to act as President without compensation until authorized by the Board, which is not expected to occur until the Company has generated revenues from operations. However, the Company does plan to pay Mr. Sinohui a commission equal to 20% of the gross annualized contract value from each new subscriber, payable monthly over the term of the subscriber’s agreement with the Company. As of the date of this registration statement, the Company has limited funds available to pay directors. Further, Mr. Sinohui is not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option, insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

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

Item 13.      Certain Relationships, Related Party Transactions and Director Independence

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

On December 14, 2001, the Company commenced an offering of Units pursuant to Regulation A promulgated under the Securities Act of 1933. Each Unit had an offering price of $100 and consisted of one three-year promissory note in the principal amount of $94 with simple interest at 10.64% per annum, plus 6,000 shares of common stock offered at par value of $0.001 per share (an aggregate price of $6.00 for the 6,000 shares). The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units from 17 subscribers, for an aggregate of $20,022 in Promissory Notes and 1,278,000 shares of common stock. The maturity date of the promissory notes was three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. The notes become due on February 19, 2005. The Company entered into extension agreements with all but two of the Note Holders. The Note Holders agreed to extend the notes until February 19, 2007. Under the terms of the extension, the Company will continue to pay interest at 10.64% per year. The Company repaid the two Note Holders that did not return their extension agreements. On January 30, 2007, the Company again requested the Note Holders to extend their promissory notes for another two years. Of the 15 Note Holders, eight chose to extend their notes. The principal amount of the notes that were extended until February 19, 2009 aggregated $19,176. The Company repaid the seven Note Holders that elected not to extend their notes. On December 15, 2008, the company entered into extension agreements with four of the eight remaining Note Holders. The Note Holders agreed to extend the notes until February 19, 2011. The four Note Holders that did not return the extension agreements will be paid accrued interest from January 1, 2009 through February 19, 2009, plus principal. These principal payments aggregate $376 and accrued interest on this amount through February 19, 2009 will be $5.48.

No underwriter was involved in the offer or sale of the securities in the offering.

As of December 31, 2008, the Company has received a total of 21 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $72,000. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. The notes mature on December 31, 2010. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2001	$1,500	December 31, 2010
March 28, 2003	$5,000	December 31, 2010
June 25, 2003	$3,000	December 31, 2010
December 31, 2003	$2,500	December 31, 2010
July 9, 2004	$3,000	December 31, 2010
November 15, 2004	$2,500	December 31, 2010
January 25, 2005	$5,000	December 31, 2010
August 4, 2005	$1,000	December 31, 2010
December 15, 2005	$1,500	December 31, 2010
January 9, 2006	$5,000	December 31, 2010
March 13, 2006	$2,000	December 31, 2010
May 1, 2006	$1,000	December 31, 2010
June 15, 2006	$5,000	December 31, 2010
November 15, 2006	$2,000	December 31, 2008
December 29, 2006	$5,000	December 31, 2010
February 9, 2007	$2,000	December 31, 2010
April 30, 2007	$3,000	December 31, 2010
November 13, 2007	$6,000	December 31, 2010
January 8, 2008	$5,000	December 31, 2010
June 17, 2008	$6,000	December 31, 2010
September 11, 2008	$5,000	December 31, 2010

Item 14.      Principal Accountant Fees and Services

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

Date Billed	Action	Fee

October 17, 2007	Review of Forms 10QSB for the periods ending June 30, 2006, September, 2006,	$6,250.00
	March 31, 2007, June 30, 2007 and September 30, 2007 and the Audit Fee for the
	year ending December 31, 2006
March 31, 2008	2007 Audit and 10-K Review	$5000.00
June 16, 2008	Review of first quarter 10-Q	$700.00
September 30, 2008	Review of 2nd Quarter 10-Q	$700.00
October 23, 2008	Review of 2nd Quarter 10-Q	$50.00
December 29, 2008	Review of 3rd Quarter 10-Q	$750.00

     b.      Audit Related Fees.  None.

     c.      Tax Fees.  The Company was not billed in the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, tax planning or any other services. The Company prepared and filed its own tax returns.

     d.      Other Fees.  None.

Item 13. Exhibits Financial Statement Schedules

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

FORM 10-K
SIN HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2
Consolidated Income Statements	F-3
Consolidated Statement Of Stockholders’ Equity (Deficit)	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 to F-12

16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS
SIN Holdings, Inc.

We have audited the accompanying balance sheet of SIN Holdings, Inc. as of December 31, 2008 and December 31, 2007, and the related statements of operations, and cash flows for the years ended December 31, 2008 and December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SIN Holdings, Inc. as of December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison Hill & Company Certified Public Accountants

Salt Lake City, Utah March 27, 2009

F-1

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December	December
	31, 2008	31, 2007
ASSETS
Current Assets
Cash and Cash Equivalents	$859	$1,551
Accounts Receivable	-	-
Total Current Assets	859	1,551

Long Term Assets
Equipment	992	992
Less Accumulated Depreciation	(992)	(992)
Total Long Term Assets	-	-

Other Assets
Goodwill (Net of accumulated amortization of $616)	5,071	5,071
Total Other Assets	5,071	5,071

TOTAL ASSETS	$5,930	$6,622

LIABILITIES
Current Liabilities
Accounts Payable	$825	$1,411
Notes Payable - Offering	376	-
Accrued Interest - Offering Notes	2,046	2,040
Total Current Liabilities	3,247	3,451

Long Term Liabilities
Loan from Shareholder	72,000	56,000
Interest Payable - Shareholder Loan	7,846	5,184
Notes Payable - Offering	18,800	19,176
Total Long Term Liabilities	98,646	80,360

Total Long Liabilities	101,893	83,811

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 100,000,000 shares
authorized; 100,000 shares issued and outstanding
at December 31, 2008 and 2007	100	100
Common Stock, $0.001 par value, 400,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at December 31, 2008 and 2007	7,278	7,278
Additional Paid In Capital	14,286	13,386
Accumulated Deficit	(117,627)	(97,953)
Total Equity (Deficit)	(95,963)	(77,189)

Total Liabilities	$5,930	$6,622

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS

	December	December
	31, 2008	31, 2007
REVENUES
Net Subscriptions	$-	$1,330
EXPENSES
Bank Service Charges	12	12
ISP	1,200	1,200
Licenses & Permits	-	25
Miscellaneous	1,380	804
Professional Fees	10,202	8,319
Rent	900	900
Transfer Fees	1,250	1,310
Operating Expenses	14,944	12,570

Loss From Operations	(14,944)	(11,240)

OTHER INCOME (EXPENSE)
Finance Charges	(23)	(11)
Loan Interest	(4,707)	(4,196)
TOTAL OTHER INCOME (EXPENSE)	(4,730)	(4,207)

NET LOSS BEFORE INCOME TAXES	(19,674)	(15,447)

INCOME TAX EXPENSE	-	-

NET LOSS	$(19,674)	$(15,447)

NET LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

F-3

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

							Total Stockholders' Equity (Deficit)
	Common Stock		Preferred Stock		Additional Paid-In Capital
	Number of		Number of			Accumulated Deficit
	Shares	Amount	Shares	Amount

Balance at
December 31, 2006	7,278,000	$7,278	100,000	$100	$12,476	$(82,506)	$(62,652)

Shareholder
Contribute Rent					900		900

Shareholder Pay
Interest					10		10

Net (Loss) for the year
Ended December 31,						(15,447)	(15,447)
2007

Balance at
December 31, 2007	7,278,000	7,278	100,000	100	13,386	(97,953)	(77,189)

Shareholder
Contribute Rent					900		900

Shareholder Pay
Interest					10		10

Net (Loss) for the year						(19,674)	(19,674)
Ended December 31,
2008

Balance at
December 31, 2008	7,278,000	$7,278	100,000	$100	$13,386	$(117,627)	$(95,963)

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31 2008	For the year ended December 31 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(19,674)	$(15,447)
Adjustments to reconcile net loss to net cash
Rent	900	900
Interest Payment	0	10
Licenses and Permits	-	-
(Increase) Decrease in Accounts Receivable	-	285
Increase (Decrease) in Accounts Payable	(586)	(2,474
Decrease in Unearned Revenue	-	(190)

Net Cash Flows from Operating Activities	(19,360)	(16,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Accrued Interest on Notes Payable	2,668	2,075
Repayment of Notes Payable	-	(658)
Loan from Shareholders	16,000	11,000

Net Cash Flows from Financing Activities	18,668	12,417

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

Net Cash Flows from Investing Activities	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(692)	(4,499)
BEGINNING OF PERIOD	1,551	6,050

END OF PERIOD	$859	$1,551

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest	$2,046	$2,110
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Stock Issued	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2008

NOTE A -SUMMARY OF ACCOUNTING POLICIES Description of Business

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

Revenue Recognition

TheCompany sells web sites and advertising to providers of senior resources. Revenue is recognized when earned. In cases where customers prepay an entire year, revenue is recognized in equal monthly installments.

Fiscal Year

The Company has selected December 31 fiscal year end.

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

No impairment was recorded in the fiscal year ending December 31, 2008.

Depreciation and Amortization

Depreciation on assets is recorded using the straight-line method over the estimated life of the asset, which is three years. The FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which provides, among other things, for the nonamortization of goodwill and intangible assets with indefinite useful lives. The Company adopted SFAS 142 effective January 1, 2002. Goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment using fair value measurement techniques upon adoption (January 1, 2002) and annually thereafter. The Company will perform its annual impairment review during the fourth quarter each year. During the fourth quarter of 2008, the Company completed its impairment review and determined that goodwill was not impaired.

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. (“SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the year ended December 31, 2008, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Mitigation of Going Concern Uncertainty

The Company has experienced recurring losses resulting primarily from the costs of periodic reporting with the Securities and Exchange Commission and related administrative expenses. These negative operating cash flows were funded with loans from the Company's majority shareholder. As discussed in note C, the Company owes a total of $72,000 to its majority shareholder, which matures in 2010. Furthermore, the Company has outstanding notes and accrued interest totaling $19,176 to unrelated parties. Of the total amount of $19,176, $18,800 will mature February 19, 2011and $376 matures on February 19, 2009. Subsequent to year end, the Company's majority shareholder agreed to provide funding for the operational expenses for the 2008 fiscal year.

NOTE B – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of December 31, 2008, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of December 31, 2008, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

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

As of December 31, 2008, the Company has received a total of 21 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $72,000. The notes bear interest at the rate of 4% annually. The notes mature on December 31, 2010. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

	ISSUED DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2001		$1,500	December 31, 2010
March 28, 2003		$5,000	December 31, 2010
June 25, 2003		$3,000	December 31, 2010
December 31, 2003		$2,500	December 31, 2010
July 9, 2004		$3,000	December 31, 2010
November 15, 2004		$2,500	December 31, 2010
January 25, 2005		$5,000	December 31, 2010
August 4, 2005		$1,000	December 31, 2010
December 15, 2005		$1,500	December 31, 2010
January 9, 2006		$5,000	December 31, 2010
March 13, 2006		$2,000	December 31, 2010
May 1, 2006		$1,000	December 31, 2010
June 15, 2006		$5,000	December 31, 2010
November 15, 2006		$2,000	December 31, 2008
December 29, 2006		$5,000	December 31, 2010
February 9, 2007		$2,000	December 31, 2010
April 30, 2007		$3,000	December 31, 2010
November 13, 2007		$6,000	December 31, 2010
January 8, 2008		$5,000	December 31, 2010
June 17, 2008		$6,000	December 31, 2010
September 11, 2008		$5,000	December 31, 2010

NOTE C - RELATED PARTY TRANSACTIONS (CONTINUED)

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

NOTE D – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes –an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2008. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2008.

United States (a) 2004– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable

NOTE E – INCOME TAXES

The Company has net operating loss carryforwards of approximately $117,229 that may be offset against future table income through 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

	2008	2007
Net Operating Losses	$(39,858)	$33,169
Valuation Allowance	$(39,858)	$(33,169)
Total	$-	$-

The provision for income taxes differ from the amount computed using the Federal US statutory income tax rate as follows:

	2008	2007
Provisions (Benefit) at US Statutory Rate	$6,689	$5,252
Increase (Decrease) in Valuation Allowance	$(6,689)	$(6,151)
Other Differences	$-	$899
Total	-	-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE F - CASH PAID FOR INTEREST AND INCOME TAXES

Cash paid for interest and income taxes is as follows:

	2008	2007
Interest payments	$2,046	$2,040
Income taxes	$(0)	$(0)
Total	$2,046	$2,040

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

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes. The maturity date of the promissory notes is three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. The notes become due on February 19, 2005. The Company entered into extension agreements with all but two of the Note Holders. The Note Holders agreed to extend the notes until February 19, 2007. The Company repaid the two Note Holders that did not return their extension agreements. On January 30, 2007, the Company again requested the Note Holders to extend their promissory notes for another two years. Of the 15 Note Holders, eight chose to extend their notes. The principal amount of the notes that were extended until February 19, 2009 aggregated $19,176. The Company repaid the seven Note Holders that elected not to extend their notes. On December 15, 2008, the company entered into extension agreements with four of the eight remaining Note Holders. The Note Holders agreed to extend the notes until February 19, 2011. The four Note Holders that did not return the extension agreements will be paid accrued interest from January 1, 2009 through February 19, 2009, plus principal. These principal payments aggregate $376 and accrued interest on this amount through February 19, 2009 will be $5.48. As of December 31, 2008, the Company owed $2,046 in interest on the notes. The interest due to the Note Holders was paid on January 7, 2009.

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

Date: March 27, 2009

15