Form 10-Q
period 2009-03-31
SIN HOLDINGS INC
filed 2009-05-15
CIK 1140414

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    [X]      No    [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes   [   ]   No   [X]

The Company had 7,278,000 shares of its $.001 par value common stock outstanding as of May 8, 2009.

FORM 10-Q
SIN HOLDINGS, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended March 31, 2009 immediately follow.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$610	$859
Total Current Assets	610	859

Long Term Assets
Equipment	992	992
Less Accumulated Depreciation	(992)	(992)
Total Long Term Assets	-	-

Other Assets
Goodwill	5,071	5,071
Total Other Assets	5,071	5,071
TOTAL ASSETS	$5,681	$5,930

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$6,652	$825
Notes Payable - Offering	376	376
Accrued Interest - Offering Notes	503	2,046
Total Current Liabilities	7,531	3,247

Long Term Liabilities
Loan from Shareholder	75,000	72,000
Accrued Interest - Shareholder Notes	8,580	7,846
Notes Payable - Offering	18,800	18,800
Total Long Term Liabilities	102,380	98,646

Total Liabilities	109,911	101,893

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value; 100,000,000 shares
authorized; 100,000 shares issued and outstanding at
March 31, 2009 and December 31, 2008, respectively	100	100
Common Stock, $0.001 par value; 400,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at March 31, 2009 and December 31, 2008, respectively	7,278	7,278
Additional Paid In Capital	14,506	14,286
Accumulated Deficit	(126,114)	(117,627)
Total Stockholders' Deficit	(104,230)	(95,963)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT )	$5,681	$5,930

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	March 31,	March 31,
	2009	2008
REVENUES
Net Subscriptions	$-	$-

EXPENSES
Bank Service Charges	3	3
ISP	300	300
Miscellaneous	413	561
Professional Fees	6,062	5,631
Rent	225	225
Transfer Fees	250	225
Operating expenses	7,253	6,945
LOSS FROM OPERATIONS	(7,253)	(6,945)

OTHER INCOME (EXPENSE)
Finance Charges	(2)	(23)
Loan Interest	(1,232)	(1,113)
TOTAL OTHER INCOME (EXPENSE)	(1,234)	(1,136)

NET LOSS BEFORE TAXES	(8,487)	(8,081)

INCOME TAX EXPENSE	-	-

NET LOSS	$(8,487)	$(8,081)

NET INCOME PER SHARE - BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,487)	$(8,081)
Adjustments to reconcile net loss to net cash
Rent	225	225
Increase (Decrease) in Accounts Payable	5,827	4,570
Increase (Decrease) in Accrued Interest	(814)	(927)
Net Cash Flows from Operating Activities	(3,249)	(4,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Shareholder	3,000	5,000
Net Cash Flows from Financing Activities	3,000	5,000

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Flows from Investing Activities	-	-

NET INCREASE (DECREASE) IN CASH	(249)	787

NET INCREASE (DECREASE) IN CASH	(249)	787
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	859	1,551
END OF PERIOD	$610	$2,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid during the year for:
Interest	$2,046	$2,110
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
None	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Management’s Representation of Interim Financial Information

SIN Holdings, Inc. has prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2008 included in the Annual Report on Form 10-K and associated amendments for the year then ended.  The results of operations for the periods presented are not necessarily indicative of the results we expect for the full year.

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

No impairment was recorded for the three months ending March 31, 2009.

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financials Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141 “Business Combinations”. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interest, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized a component of the business combination

SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.
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

In April 2008, the FASB released staff position (“FSP”) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets.  The FSP requires entities to disclose information for recognized intangible assets that enable users of financial statements to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset.  The FSP also amends the factors an entity should consider in developing the renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets.  The FSP will be applied prospectively to intangible assets acquired after the FSP’s effective date, but the disclosure requirements will be applied prospectively to all intangible assets recognized as of, and after, the FSP’s effective date.  The FSP is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The adoption of SFAS No. 142-3 is not expected to have a material effect on the Company’s financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (“SFAS 162”). The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial statements.

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the three months ended March 31, 2009, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Principles of Consolidation

The consolidated financials statements for the three months ended March 31, 2009 include the accounts of SIN Holdings, Inc. and its wholly owned subsidiary, Senior-Inet. Intercompany transactions and balances have been eliminated in consolidation and combination.

Mitigation of Going Concern Uncertainty

The Company has experienced recurring losses resulting primarily from the costs of periodic reporting with the Securities and Exchange Commission and related administrative expenses.  These negative operating cash flows were funded with loans from the Company's majority shareholder.  As discussed in note C, the Company owes a total of $75,000 to its majority shareholder, which matures in 2010.  Furthermore, the Company has outstanding notes and accrued interest totaling $19,176 to unrelated parties.  Of the total amount of $19,176, $18,800 will mature February 19, 2011 and $376 matures on February 19, 2009. Subsequent to year end, the Company's majority shareholder agreed to provide funding for the operational expenses for the 2009 fiscal year.

NOTE B - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of March 31, 2009, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 400,000,000 shares of common stock.  During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of March 31, 2009, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

NOTE C - RELATED PARTY TRANSACATIONS

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

Company’s sole executive officer, director and shareholder are providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $75 per month as additional paid-in capital for this use.

NOTE C - RELATED PARTY TRANSACATIONS (Continued)

During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc.

During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc.

As of March 31, 2009, the Company has received a total of 22 loans from the controlling shareholder of the Company, Desert Bloom Investments.  The aggregate amount of the notes total $75,000.  The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.  The notes mature on December 31, 2010.  The table below reflects the issues date of the notes, the principal amount and the current maturity date:

ISSUED DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2001	$ 1,500	December 31, 2010
March 28, 2003	$ 5,000	December 31, 2010
June 25, 2003	$ 3,000	December 31, 2010
December 31, 2003	$ 2,500	December 31, 2010
July 9, 2004	$ 3,000	December 31, 2010
November 15, 2004	$ 2,500	December 31, 2010
January 25, 2005	$ 5,000	December 31, 2010
August 4, 2005	$ 1,000	December 31, 2010
December 15, 2005	$ 1,500	December 31, 2010
January 9, 2006	$ 5,000	December 31, 2010
March 13, 2006	$ 2,000	December 31, 2010
May 1, 2006	$ 1,000	December 31, 2010
June 15, 2006	$ 5,000	December 31, 2010
November 15, 2006	$ 2,000	December 31, 2010
December 29, 2006	$ 5,000	December 31, 2010
February 9, 2007	$ 2,000	December 31, 2010
April 30, 2007	$ 3,000	December 31, 2010
November 13, 2007	$ 6,000	December 31, 2010
January 8, 2008	$ 5,000	December 31, 2010
June 17, 2008	$ 6,000	December 31, 2010
September 11, 2008	$ 5,000	December 31, 2010
January 7, 2009	$ 3,000	December 31, 2010

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

Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits during 2008.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2008.

United States (a)	2004– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE E - INCOME TAXES

The Company has net operating loss carryforwards of approximately $125,716 that may be offset against future table income through 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE E - INCOME TAXES (Continued)

	2008	2007
Net Operating Losses	$39,858		$33,169
Valuation Allowance	$(39,858)	$	(33,169)
Total	$-		$-

The provision for income taxes differ from the amount computed using the Federal US statutory income tax rate as follows:

	2008	2007
Provisions (Benefit) at US Statutory Rate	$6,689	$5,252
Increase (Decrease) in Valuation Allowance	$(6,689)	$(6,151)
Other Differences	$-	$899
Total	$-	$-

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

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes. The maturity date of the promissory notes was three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. The notes became due on February 19, 2005. The Company entered into extension agreements with all but two of the Note Holders. The Note Holders agreed to extend the notes until February 19, 2007. The Company repaid the two Note Holders that did not return their extension agreements. On January 30, 2007, the Company again requested the Note Holders to extend their promissory notes for another two years. Of the 15 Note Holders, eight chose to extend their notes. The principal amount of the notes that were extended until February 19, 2009 aggregated $19,176. The Company repaid the seven Note Holders that elected not to extend their notes.  On December 15, 2008, the company entered into extension agreements with four of the eight remaining Note Holders.  The Note Holders agreed to extend the notes until February 19, 2011.  The four Note Holders that did not return the extension agreements will be paid accrued interest from January 1, 2009 through the payment date, plus principal.  These principal payments aggregate $376 and accrued interest on this amount through March 31, 2009 is $9.88.  The Company intends to repay these notes by the end of May 2009.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties.  Further, persons reviewing this report are advised that actual results may differ materially from those included within the forward-looking statements because of various factors such as:

▪ the Company’s limited revenues and earnings to date and its possible inability to achieve meaningful revenues or   earnings in the near future;
▪ the Company has limited assets and working capital and may not be able to continue in operation without infusion of capital
▪ our expectation to incur losses through the first half of 2008;
▪ we may need to raise additional funds and these funds may not be available to us when we need them we may need to change our business plan, sell or merger our business or face bankruptcy;
▪ we do not expect to increase our revenues and earnings significantly until we increase our customer base;
▪ we may enter into a merger or acquisition transaction in which our shareholders incur substantial dilution of their ownership interests;
▪ we must enter into strategic relationships to help promote our web site and, if we fail to develop, maintain or enhance these relationships, we may not be able to attract and retain customers, generate adequate traffic to our site, build our brand and enhance our sales and marketing capabilities;
▪ the success of our business depends on selling web pages and access to our web site to a large number of providers of senior services that are listed on our online database;
▪ competition from traditional and online providers of senior resource information may result in price reductions and decreased demand for advertising on our web site;
▪ we may be unable to adequately protect or enforce our intellectual property rights, which may have a detrimental effect on our business;
▪ we face the risk of systems interruptions and capacity constraints on our web site, possibly resulting in losses of revenue, erosion of customer trust and adverse publicity;
▪ our systems and operations, and those of our customers, are vulnerable to natural disasters and other unexpected problems, which could reduce customer satisfaction and traffic to our web site and harm our sales; and,
▪ the limited time commitment or the loss of the services of Steve Sinohui, the sole executive officer and director of the Company could have a negative impact on our business.

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2008 and has not been profitable during the first three months of 2009.

Three Month Periods Ended March 31, 2009 and 2008

The Company had no revenues from continuing operations for the three-month period ended March 31, 2009 and no revenues for the same three-month period in 2008.

General and administrative expenses for the three-month period ended March 31, 2009 were $7,253 compared to $6,945 for the same period in 2008. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs.

Because of the foregoing factors, the Company realized a net loss of $8,487 for the three months ended March 31, 2009 as compared to net loss of $8,081 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, the Company had assets consisting of $610 cash on hand. Current liabilities consisted of accounts payable of $6,652 and accrued interest of $503 and notes payable of $376 for total current liabilities of $7,531.

The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

The Company has received a total of 22 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $75,000. All of the notes are due on December 31, 2010, unless extended. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

To consummate our business plan, we will need additional capital. Additional capital may be raised through additional private financings as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when we need them, we may be required to curtail our operations. No assurance can be given however that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements needed to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition and could severely threaten our ability as a going concern.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward–looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

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

Evaluation of disclosure and controls and procedures

As of March 31, 2009, the Company's chief executive officer (who is also the chief financial officer) conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective.

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

The Company's principal executive officer assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and, to the extent applicable, the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer believes that based on his assessment, as of March 31, 2009, the Company's procedures of internal control over financial reporting were effective.

PART  II    OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors previously discussed in Item 1 of the Company's Form 10-K for the year ended December 31, 2008.

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

Date:         May 15, 2009