Form 10-Q
period 2009-06-30
SIN HOLDINGS INC
filed 2009-08-14
CIK 1140414

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The Company had 7,278,000 shares of its $.001 par value common stock outstanding as of August 10, 2009.

FORM 10-Q
SIN HOLDINGS, INC.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended June 30, 2009 immediately follow.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$1,046	$859
Total Current Assets	1,046	859

Long Term Assets
Equipment	992	992
Less Accumulated Depreciation	(992)	(992)
Total Long Term Assets	-	-

Other Assets
Goodwill	5,071	5,071
Total Other Assets	5,071	5,071
TOTAL ASSETS	$6,117	$5,930

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	825	825
Notes Payable - Offering	-	376
Accrued Interest - Offering Notes	992	2,046
Total Current Liabilities	1,817	3,247

Long Term Liabilities
Loan from Shareholder	83,000	72,000
Accrued Interest - Shareholder Notes	9,380	7,846
Notes Payable - Offering	18,800	18,800
Total Long Term Liabilities	111,180	98,646

TOTAL LIABILITIES	112,997	101,893

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value; 100,000,000 shares authorized, 100,000 shares issued and outstanding at June 30, 2009 and December 31, 2008
respectively	100	100
Common Stock, $0.001 par value; 400,000,000 shares authorized; 7,278,000 shares issued and outstanding at June 30, 2009 and December 31, 2008
respectively	7,278	7,278
Additional Paid In Capital	14,736	14,286
Accumulated Deficit	(128,994)	(117,627)
Total Stockholders' Deficit	(106,880)	(95,963)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$6,117	$5,930

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For the Three Months Ended
	June 30, 2009	June 30, 2008
REVENUES
Net Subscriptions	$-	$-

EXPENSES
Bank Service Charges	3	3
ISP	300	300
Postage	13	-
Professional Fees	750	1,245
Rent	225	225
Transfer Fees	275	225
Operating expenses	1,566	1,998
LOSS FROM OPERATIONS	(1,566)	(1,998)

OTHER INCOME (EXPENSE)
Finance Charges	-	-
Loan Interest	(1,314)	(1,126)
TOTAL OTHER INCOME (EXPENSE)	(1,314)	(1,126)

NET LOSS BEFORE TAXES	(2,880)	(3,124)

INCOME TAX EXPENSE	-	-

NET LOSS	$(2,880)	$(3,124)

NET INCOME PER SHARE - BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
REVENUES
Net subscriptions	$-	$-

EXPENSES
Bank service charges	6	6
ISP	600	600
Miscellaneous	412	561
Postage	13	-
Professional fees	6,813	6,876
Rent	450	450
Transfer fees	525	450

Operating expenses	8,819	8,943

LOSS FROM OPERATIONS	(8,819)	(8,943)

OTHER INCOME (EXPENSE)
Finance charges	(2)	(24)
Interest expense	(2,546)	(2,238)

	(2,548)	(2,262)

NET LOSS BEFORE TAXES	(11,367)	(11,205)

INCOME TAX EXPENSE	-	-

NET LOSS	$(11,367)	$(11,205)

NET INCOME PER SHARE - BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,367)	$(11,205)
Adjustments to reconcile net loss to net cash
Rent	450	450
Interest Payment	-	-
Increase in Accounts Receivable	-	-
Increase (Decrease) in Accounts Payable	-	(1,336)
Increase (Decrease) in Accrued Interest	480	199
Net Cash Flows from Operating Activities	(10,437)	(11,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Repayment of Notes	(376)	-
Loan from Shareholder	11,000	11,000
Net Cash Fows from Financing Activities	10,624	11,000

NET INCREASE (DECREASE) IN CASH	187	(892)
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	859	1,551
END OF PERIOD	$1,046	$659

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid during the year for:
Interest	$2,046	$2,110
Income	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
None	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

No impairment was recorded for the six months ending June 30, 2009.

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the six months ended June 30, 2009, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Principles of Consolidation

The consolidated financials statements for the six months ended June 30, 2009 include the accounts of SIN Holdings, Inc. and its wholly owned subsidiary, Senior-Inet. Intercompany transactions and balances have been eliminated in consolidation and combination.

Mitigation of Going Concern Uncertainty

The Company has experienced recurring losses resulting primarily from the costs of periodic reporting with the Securities and Exchange Commission and related administrative expenses.  These negative operating cash flows were funded with loans from the Company's majority shareholder.  As discussed in note C, the Company owes a total of $83,000 to its majority shareholder, which matures in 2010.  Furthermore, the Company has outstanding notes and accrued interest totaling $18,800 to unrelated parties.  The total amount of $18,800 will mature February 19, 2011. Subsequent to year end, the Company's majority shareholder agreed to provide funding for the operational expenses for the 2009 fiscal year.

NOTE B - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of June 30, 2009, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 400,000,000 shares of common stock.  During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of June 30, 2009, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

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

NOTE C - RELATED PARTY TRANSACATIONS (continued)

As of June 30, 2009, the Company has received a total of 24 loans from the controlling shareholder of the Company, Desert Bloom Investments.  The aggregate amount of the notes total $83,000.  The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.  The notes mature on December 31, 2010.  The table below reflects the issues date of the notes, the principal amount and the current maturity date:

ISSUED DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2001	$ 1,500	December 31, 2010
March 28, 2003	$ 5,000	December 31, 2010
June 25, 2003	$ 3,000	December 31, 2010
December 31, 2003	$ 2,500	December 31, 2010
July 9, 2004	$ 3,000	December 31, 2010
November 15, 2004	$ 2,500	December 31, 2010
January 25, 2005	$ 5,000	December 31, 2010
August 4, 2005	$ 1,000	December 31, 2010
December 15, 2005	$ 1,500	December 31, 2010
January 9, 2006	$ 5,000	December 31, 2010
March 13, 2006	$ 2,000	December 31, 2010
May 1, 2006	$ 1,000	December 31, 2010
June 15, 2006	$ 5,000	December 31, 2010
November 15, 2006	$ 2,000	December 31, 2010
December 29, 2006	$ 5,000	December 31, 2010
February 9, 2007	$ 2,000	December 31, 2010
April 30, 2007	$ 3,000	December 31, 2010
November 13, 2007	$ 6,000	December 31, 2010
January 8, 2008	$ 5,000	December 31, 2010
June 17, 2008	$ 6,000	December 31, 2010
September 11, 2008	$ 5,000	December 31, 2010
January 7, 2009	$ 3,000	December 31, 2010
April 3, 2009	$ 1,000	December 31, 2010
May 7, 2009	$ 7,000	December 31, 2010

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

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes. The maturity date of the promissory notes was three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. The notes became due on February 19, 2005. The Company entered into extension agreements with all but two of the Note Holders. The Note Holders agreed to extend the notes until February 19, 2007. The Company repaid the two Note Holders that did not return their extension agreements. On January 30, 2007, the Company again requested the Note Holders to extend their promissory notes for another two years. Of the 15 Note Holders, eight chose to extend their notes. The principal amount of the notes that were extended until February 19, 2009 aggregated $19,176. The Company repaid the seven Note Holders that elected not to extend their notes.  On December 15, 2008, the company entered into extension agreements with four of the eight remaining Note Holders.  The Note Holders agreed to extend the notes until February 19, 2011.  The four Note Holders that did not return the extension agreements were paid principal plus accrued interest through June 30, 2009.  These principal payments aggregate $376 and accrued interest on this amount through June 30, 2009 was $19.84.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties.  Further, persons reviewing this report are advised that actual results may differ materially from those included within the forward-looking statements because of various factors such as:

▪	the Company’s limited revenues and earnings to date and its possible inability to achieve meaningful revenues or earnings in the near future;
▪	the Company has limited assets and working capital and may not be able to continue in operation without infusion of capital
▪	our expectation to incur losses through the first half of 2009;
▪	we may need to raise additional funds and these funds may not be available to us when we need them we may need to change our business plan, sell or merger our business or face bankruptcy;
▪	we do not expect to increase our revenues and earnings significantly until we increase our customer base;
▪	we may enter into a merger or acquisition transaction in which our shareholders incur substantial dilution of their ownership interests;
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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2008 and has not been profitable during the first six months of 2009.

Three Month Periods Ended June 30, 2009 and 2008

The Company had no revenues from continuing operations for the three-month period ended June 30, 2009 and no revenues for the same three-month period in 2008.

General and administrative expenses for the three-month period ended June 30, 2009 were $1,566 compared to $1,998 for the same period in 2008. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs.

Because of the foregoing factors, the Company realized a net loss of $2,880 for the three months ended June 30, 2009 as compared to net loss of $3,124 for the same period in 2008.

Six Month Periods Ended June 30, 2009 and 2008

The Company had no revenues from continuing operations for the six-month period ended June 30, 2009 and no revenues for the same six-month period in 2008.

General and administrative expenses for the six-month period ended June 30, 2009 were $8,819 compared to $8,943 for the same period in 2008. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs.

Because of the foregoing factors, the Company realized a net loss of $11,367 for the six months ended June 30, 2009 as compared to net loss of $11,205 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, the Company had current assets consisting of $1,046 cash on hand. Current liabilities consisted of accounts payable of $825 and accrued interest of $992 for total current liabilities of $1,817.

The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

The Company has received a total of 24 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $83,000. All of the notes are due on December 31, 2010, unless extended. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

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

Evaluation of disclosure and controls and procedures

As of June 30, 2009, the Company's chief executive officer (who is also the chief financial officer) conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective.

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

The Company's principal executive officer assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and, to the extent applicable, the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer believes that based on his assessment, as of June 30, 2009, the Company's procedures of internal control over financial reporting were effective.

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
Date:  August 10, 2009