Form 10-Q
period 2009-09-30
SIN HOLDINGS INC
filed 2009-11-16
CIK 1140414

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The Company had 7,278,000 shares of its $.001 par value common stock outstanding as of November 11, 2009.

FORM 10-Q
SIN HOLDINGS, INC.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended September 30, 2009 immediately follow.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$518	$859
Accounts Receivable	-	-
Total Current Assets	518	859

Long Term Assets
Equipment	992	992
Less Accumulated Depreciation	(992)	(992)
Total Long Term Assets	-	-

Other Assets
Goodwill (Net of accumulated amortization of $616)	5,071	5,071
Total Other Assets	5,071	5,071
TOTAL ASSETS	$5,589	$5,930

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	1,575	825
Notes Payable - Offering	-	376
Accrued Interest - Offering Notes	1,496	2,046
Total Current Liabilities	3,071	3,247

Long Term Liabilities
Loan from Shareholder	83,000	72,000
Accrued Interest - Shareholder Notes	10,217	7,846
Notes Payable - Offering	18,800	18,800
Total Long Term Liabilities	112,017	98,646

Total Liabilities	115,088	101,893

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value; 100,000,000 shares
authorized; 100,000 shares issued and outstanding at
September 30, 2009 and December 31, 2008, respectively	100	100
Common Stock, $0.001 par value; 400,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at September 30, 2009 and December 31, 20087, respectively	7,278	7,278
Additional Paid In Capital	14,961	14,286
Accumulated Deficit	(131,838)	(117,627)
Total Stockholders' Deficit	(109,499)	(95,963)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT )	$5,589	$5,930

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
REVENUES
Net subscriptions	$-	$-	$-	$-

EXPENSES
Bank service charges	3	3	9	9
ISP	300	300	900	900
Miscellaneous	-	452	412	1,013
Postage	-	-	13	-
Professional fees	750	1,800	7,563	8,676
Rent	225	225	675	675
Transfer fees	225	225	750	675

Operating expenses	1,503	3,005	10,322	11,948

LOSS FROM OPERATIONS	(1,503)	(3,005)	(10,322)	(11,948)

OTHER INCOME (EXPENSE)
Finance charges	-	-	(2)	(23)
Interest expense	(1,341)	(1,235)	(3,887)	(3,473)

	(1,341)	(1,235)	(3,889)	(3,496)

NET LOSS BEFORE TAXES	(2,844)	(4,240)	(14,211)	(15,444)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(2,844)	$(4,240)	$(14,211)	$(15,444)

NET INCOME PER SHARE - BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,211)	$(15,444)
Adjustments to reconcile net loss to net cash
Rent	675	675
Interest Payment	-	-
Increase in Accounts Receivable	-	-
Increase (Decrease) in Accounts Payable	750	(636)
Increase (Decrease) in Accrued Interest	1,821	1,433
Net Cash Flows from Operating Activities	(10,965)	(13,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Repayment of Notes	(376)	-
Loan from Shareholder	11,000	16,000
Net Cash Fows from Financing Activities	10,624	16,000

NET INCREASE (DECREASE) IN CASH	(341)	2,028
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	859	1,551
END OF PERIOD	$518	$3,579

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest	$2,066	$2,040
Income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND
FINANCING ACTIVITIES:
None	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

The Company was founded for the purpose of developing a web portal for listing the providers of senior resources across the United States by the community in which those services are provided, thus enabling the seeker of these resources to be able to access this information in an easy manner without becoming sidetracked into non-relevant avenues on the World Wide Web.

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

No impairment was recorded for the nine months ending September 30, 2009.

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the nine months ended September 30, 2009, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Principles of Consolidation

The consolidated financials statements for the nine months ended September 30, 2009 include the accounts of SIN Holdings, Inc. and its wholly owned subsidiary, Senior-Inet. Intercompany transactions and balances have been eliminated in consolidation and combination.

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

NOTE B - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui. As of September 30, 2009, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 400,000,000 shares of common stock.  During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of September 30, 2009, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

NOTE C - RELATED PARTY TRANSACATIONS

The Company’s sole executive officer, director and shareholder are providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $75 per month as additional paid-in capital for this use.

During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc.

During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc.

As of September 30, 2009, the Company has received a total of 24 loans from the controlling shareholder of the Company, Desert Bloom Investments.  The aggregate amount of the notes total $83,000.  The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.  The notes mature on December 31, 2010.  The table below reflects the issue dates of the notes, the principal amount and the current maturity date:

NOTE C - RELATED PARTY TRANSACATIONS  (Continued)

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

NOTE E - INCOME TAXES

The Company has net operating loss carryforwards of approximately $128,560 that may be offset against future table income through 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

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
▪   the Company has limited assets and working capital and may not be able to continue in operation without infusion of capital;
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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2008 and has not been profitable during the first nine months of 2009.

Three Month Periods Ended September 30, 2009 and 2008

The Company had no revenues from continuing operations for the three-month period ended September 30, 2009 and no revenues for the same three-month period in 2008.

General and administrative expenses for the three-month period ended September 30, 2009 were $1,503 compared to $3,005 for the same period in 2008. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs.

Because of the foregoing factors, the Company realized a net loss of $2,884 for the three months ended September 30, 2009 as compared to net loss of $4,240 for the same period in 2008.

Nine Month Periods Ended September 30, 2009 and 2008

The Company had no revenues from continuing operations for the nine-month period ended September 30, 2009 and no revenues for the same nine-month period in 2008.

General and administrative expenses for the nine-month period ended September 30, 2009 were $10,322 compared to $11,948 for the same period in 2008. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs.

Because of the foregoing factors, the Company realized a net loss of $14,211 for the nine months ended September 30, 2009 as compared to net loss of $15,444 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, the Company had current assets consisting of $518 cash on hand. Current liabilities consisted of accounts payable of $1,575 and accrued interest of $1,496 for total current liabilities of $3,071.

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

Evaluation of disclosure and controls and procedures

As of September 30, 2009, the Company's chief executive officer (who is also the chief financial officer) conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective.

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

The Company's principal executive officer assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and, to the extent applicable, the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer believes that based on his assessment, as of September 30, 2009, the Company's procedures of internal control over financial reporting were effective.

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

SIN HOLDINGS, INC.

/s/ Steve S. Sinohui
Steve S. Sinohui, President

Date: November 11,  2009