Form 10-K
period 2009-12-31
SIN HOLDINGS INC
filed 2010-04-09
CIK 1140414

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-49752

SIN Holdings, Inc.
(Exact name of small business issuer in its charter)

Colorado	84-1570556
(State of incorporation)	(I.R.S. Employer Identification No.)

2789 S. Lamar Street, Denver, CO 80227 (Address of principal executive offices) (303) 763-7527 (Issuer’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]       No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]   No [X]

The aggregate market value of the voting Common Stock held by non-affiliates of issuer as of December 31, 2009 is $128,000. There are 1,278,000 shares of common voting stock of the Company not held by affiliates. The aggregate market value is based upon the bid price for the common stock of the Company on the OTC Bulletin Board on December 31, 2009.

As of December 31, 2009, 7,278,000 shares of the Company’s $.001 par value common stock were outstanding.

FORM 10-K

SIN HOLDINGS, INC.

INDEX

			Page
PART I.
	Item 1.	Business	3
	Item 1A.	Risk Factors	5
	Item 1B.	Unresolved Staff Comments	7
	Item 2.	Properties	7
	Item 3.	Legal Proceedings	7
	Item 4.	Submission of Matters to a Vote of Security Holders	7
PART II.
	Item 5.	Market for Common Equity, Related Stockholder Matters and	7
		Issuer Purchases of Equity Securities
	Item 6.	Selected Financial Data	8
	Item 7.	Management’s Discussion and Analysis of Financial	8
		Condition and Results of Operations
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	9
	Item 8.	Financial Statements and Supplementary Data	9
	Item 9.	Changes in and Disagreements with Accountants on	9
		Accounting and Financial Disclosures
	Item 9A(T).	Controls and Procedures	9
	Item 9B.	Other Information	10
PART III.
	Item 10.	Directors, Executive Officers, Promoters and Control	10
		Persons; Compliance with Section 16(a) of the Exchange Act
	Item 11.	Executive Compensation	12
	Item 12.	Security Ownership of Certain Beneficial Owners	12
		and Management
	Item 13.	Certain Relationships, Related Transactions and Director Independence	13
	Item 14.	Principal Accountant Fees and Services	14
PART IV.
	Item 15.	Exhibits, Financial Statement Schedules	14
		Financial Statements	F-1 to F-13
		Signatures	16
		Certifications

PART 1.

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

Item 1.                      Business

SIN Holdings, Inc. and our wholly-owned subsidiary, Senior-Inet, Inc. (collectively the “Company”), were both organized under the laws of the State of Colorado on November 27, 2000. SIN Holdings, Inc. is 82.44% owned by Desert Bloom Investments, Inc., which our President, Steve S. Sinohui owns. We conduct all our business through Senior-Inet, Inc. (“Senior-Inet”).

Currently, the Company owns and operates www.senior-inet.com, a web portal for senior resources. Our portal lists service providers categorically by geographic location, allowing users to access information quickly and efficiently. We designed our portal so that users could gather information from a variety of companies offering the same service. We plan to develop a network of senior service providers with the assistance of local agencies serving senior citizens, through telephone listings and other web sites. Our portal provides seniors access to information concerning the following categories:

•	Adult day care;
•	Alzheimer‘s care;
•	Banking;
•	Care management;
•	Funeral services;
•	Health care;
•	Hospice care;
•	Housing, including retirement, assisted living and skilled nursing;
•	Rehabilitation;
•	Senior Centers; and
•	Travel Services

To enter a geographic area, we will develop a list of senior resources in that area and then ascertain whether or not those providers already have an Internet presence.  If they do, we will contact the providers and offer them the opportunity to attach a link from our portal to their web site. Even though the customer may have a web site already, having a listing on a senior resource network (such as Senior-Inet) improves their exposure. Currently, the Company’s site is ranked fairly high (number two on our last search) when you “Google” the term “senior information.” The primary reason the Company is ranked high for this search, is because of our web site’s name – Senior Information Network. Management believes that its current ranking on Google is a great selling tool in convincing customers who already have web sites to link their sites to ours.

If the provider does not have an Internet presence, we can offer to create a web page on our portal for them. By developing an Internet presence for the provider, we can potentially provide them the opportunity to cost effectively and efficiently introduce their sales and marketing materials to a wider base of prospective clients. If the senior service provider elects to purchase a web page, we will enter into a six or 12-month contract with the provider that includes the initial design cost of the web page and a monthly fee for maintenance of the page.

To date, the sale of web pages that we designed and maintain for providers listed on our site have accounted for all of our revenues. Currently, we do not have contracts with any of the facilities or services listed on our website. Because of increased competition within the marketplace, the Company’s president has been considering reshaping the business model.  If the president decides to pursue a different business model, the Company would focus on creating a forum where seniors can interact and share information regarding issues that are pertinent to today’s seniors. We may decide to discontinue or modify our current strategy of selling web sites to senior service providers.

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

Strategy

Our original intent was to grow the Company slowly by adding subscribers as well as adding geographic locations on our portal. We had planned to do that solely through the efforts of our President, Steve S. Sinohui. However, over the last several years, Mr. Sinohui’s time has been divided between a variety of projects, including the Company, and he has not been able to afford the Company the attention it needs to develop a subscriber base. Management believes that to grow the Company it needs to bring on independent contractors as sales people to increase its subscriber base.

Based on our existing business model, our growth strategy is simple. To generate revenues, we must add subscribers to our site as well as to increase the number of cities for which we provide listings.  Since inception, we have focused our marketing efforts in Colorado since we can increase our presence and begin to build brand awareness without incurring substantial increases in our operating expenses. As capital resources permit, we plan to expand our listings into other geographic regions. However, when we attempt to expand into additional markets, our operating costs will increase and we will probably incur losses from operations until we have grown revenue to a level well in excess of our marketing and selling expenses. Presently, our monthly operating expenses are limited and we plan to add subscribers in Colorado without materially increasing our expenses. We can give no assurances regarding these plans and you should not expect that we will achieve them.

Additionally, Mr. Sinohui has been considering reshaping the business model. Today’s seniors are living longer and beginning to face issues that seniors have not had to deal with in the past (i.e. raising grandchildren, dating, continuing to work after retirement, running out of money). Management believes that the marketplace does not offer a forum where seniors can share their experiences, gather information or gain access to resources to help them deal with these issues. To respond to this need, the Company may add more categories to its current listing that will address issues other than housing, travel and medical care. Also, the Company may focus on providing a forum where not only can seniors and families gather information pertinent to their situations but where seniors can interact with each other in a variety of different ways including, but not limited to: (1) sharing information about issues facing today’s seniors; (2) buying and selling new and used, senior-specific products online; (3) meeting other seniors online; and, (4) getting access to resources to help seniors start entrepreneurial ventures or provide mentoring.

Marketing Strategy

Our primary method of marketing our site and driving traffic has been Search Engine Optimization (“SEO”). SEO is the process of improving the volume and quality of traffic to a web site from search engines via search results for targeted keywords. Usually, the earlier a site is presented in the search results, or the higher it "ranks,” the more searchers will visit that site. Currently, the Company’s site is ranked fairly high (number two on our last search) on Google’s search engine (when the term “senior information” is searched). The primary reason the Company is ranked high for this search, is because of our web site’s name – Senior Information Network. Our SEO efforts involve the coding within the Senior-Information site, its presentation and structure. Our web developers have made sure that content is easily indexed by search engines.

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

We expended no funds for research and development during our last fiscal year ended December 31, 2009, and we do not expect to incur any expenses for research and development this year.

Item 1A.                      Risk Factors

The Company’s business is subject to many risks, including the following:

We Have Realized No Revenues for the Last Two Fiscal Years and No Earnings To Date and We May Not Be Able to Achieve Meaningful Revenues or Earnings in the Future. Senior-Inet has been operational since December 1, 2000 and we have yet to achieve meaningful revenue and earnings. SIN Holdings and Senior-Inet, together, realized no revenues for the years ended December 31, 2009 and December 31, 2008. We had a net loss of $17,860 for the year ended December 31, 2009 and a net loss of $19,674 for the year ended December 31, 2008. There can be no assurance that we will realize a meaningful increase in our revenues or earnings in the future from providing a database of resources for senior citizens on the Internet.

We Have Limited Assets and Working Capital and Minimal Shareholders’ Equity and We Will Not Be Able to Continue in Operation without the Infusion of Additional Capital. As of December 31, 2009, we had total assets of $5,560, including $489 in cash and cash equivalents and $5,071 of intangible assets net of accumulated amortization. Our total shareholders’ deficit was ($135,487) as of December 31, 2009. Accordingly, we have very limited assets, including working capital and financial resources. Our financial condition may not improve.

We Expect to Continue to Incur Losses Through 2010. We have realized no revenue from operations for 2008 and 2009 and have incurred losses during 2008 and 2009. Without subscribers linked to our website, or other revenue-producing advertising, we will not generate sufficient revenue to operate profitably. Additionally, if we do reshape our business model, we may incur additional expenses related to business development and web site development. We expect to incur operating losses through 2010, and possibly longer, and that our losses may grow unless we increase our revenue from levels we have experienced in 2009.

Because We Need to Raise Additional Funds and These Funds May Not Be Available to Us When We Need Them, We May Need to Change Our Business Plan, Sell or Merge Our Business or Face Bankruptcy. The Company requires additional capital to continue operating. If we are unable to generate revenues, we will require additional operating capital. Additional capital may not be available to us on favorable terms when required, or at all. Whether or not this additional financing is available to us, we plan to utilize the part time services of our President to market to potential customers and build the subscriber base, sell or merge our business or face bankruptcy. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing shareholders and our issuance of debt securities could increase the risk or perceived risk of our company.

We Do Not Expect to Generate Revenues and Earnings Significantly Until We Obtain Orders for Web Sites and Advertisements from Senior Service Providers. Our services are presently limited to selling and developing advertisements and web sites that are linked to our network of providers of senior services of 12 different types of services in two geographical areas. These two areas include ten cities in Colorado and Houston, Texas. Currently, it is our plan to generate a customer base in the cities in which we currently list. We also plan to expand our listings to include additional cities throughout Colorado. We do not expect to generate revenues or earnings significantly until we add subscribers.

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

If We Refocus Our Business Model, We May Not Be Able to Achieve Meaningful Revenues or Earnings in the Future. The Company has been considering reshaping its business model. If so, the Company may face increased competition, the Company may not have enough resources to fund its business strategy, the Company may not be able to attract a loyal user base and thereby generate significant revenue and we may incur substantially increased costs, such as advertising and promotional expenditures. If the Company refocuses its business model, there can be no assurance that it will realize a meaningful increase in revenues or earnings in the future.

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

Item 1B.                      Unresolved Staff Comments.

As of December 31, 2009, the Company had no unresolved Staff Comments.

Item 2.                      Properties

Neither SIN Holdings nor Senior-Inet presently owns any real property.  SIN Holdings, Inc. maintains its offices at the residence of Steve S. Sinohui, the sole executive officer, director and controlling shareholder, located at 2789 S. Lamar Street, Denver, Colorado 80227. We have verbal arrangements with Mr. Sinohui to use his residence free of charge for the foreseeable future, although this arrangement might not be legally enforceable. For purposes of the financial statements, the Company is accruing $75 per month as additional paid-in capital for this use.

The space that SIN Holdings and Senior-Inet currently occupies is expected to be adequate to meet our foreseeable future needs.

Item 3.                      Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4.                      Submission of Matters to a Vote of Security Holders

No matters were put before security holders for a vote during 2009.

PART II

Item 5.      Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      a.       Market Information . Prior to August 2005, there was no trading market for our common stock. We obtained a trading symbol of "SNHI" and began trading on the NASD Over-the-Counter Bulletin Board in August 2005. Although we have a listing on the Bulletin Board, there is no assurance that an active, liquid market for our common stock will develop or that a trading market will continue. Our common stock is quoted on the NASD Over-the-Counter Bulletin Board (“OTCBB”) at the present time. At April 9, 2010, our stock was bid $0.10 and no offer.

      Below is the market information pertaining to the high and low bid and ask quotations of our common stock for each quarter since our common stock has been quoted on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2009	LOW	HIGH
Fourth Quarter	$0.10	N/A
Third Quarter	$0.10	N/A
Second Quarter	$0.10	N/A
First Quarter	$0.10	N/A

2008	LOW	HIGH
Fourth Quarter	$0.25	$1,001
Third Quarter	$0.25	$1,001
Second Quarter	$0.35	$200
First Quarter	$0.35	$200

  b.       Holders . There are 19 holders of the Company’s common stock, and one holder of its preferred stock. As of the date of this report, 1,278,000 outstanding shares may be transferred without restriction, and 6,000,000 shares of the Company’s common stock held by affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain volume limitations and other provisions of Rule 144. Rule 144, as amended effective February 15, 2008 permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a one year holding period and who is not, and has not been, for the preceding three months, an affiliate of the Company. Accordingly, the aggregate 6,000,000 shares of common stock owned of record and beneficially by Desert Bloom Investments, Inc. became available for resale under Rule 144 in November 2001. Transfer and resale of the shares of common stock will be subject, in addition to the federal securities laws and to applicable laws of each state in which the transfer or resale occurs.

     c.       Dividends . The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

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

Results of Operations

The Company was not profitable during the year ended December 31, 2009 and has not operated profitably during any period since inception.

Fiscal 2009 Compared with fiscal 2008

The Company had no revenues for the years ended December 31, 2009 and December 31, 2008.

General and administrative expenses for the year ended December 31, 2009 were $12,625 compared to $14,944 for 2008. Expenses consisted of general corporate administration, rent, Internet service provider and computer expenses, legal and professional expenses and accounting and auditing costs. Higher expenses for the year ended December 31, 2008 were primarily due to increased attorneys’ expenses.

Because of the foregoing factors, the Company realized a net loss of $17,860 for the year ended December 31, 2009 as compared to net loss of $19,674 for 2008.

Liquidity and Capital Resources

At December 31, 2009 the Company had current assets consisting of $489 cash on hand compared to cash on hand of $859 at December 31, 2008. Current liabilities on December 31, 2009 consisted of accounts payable of $1,625 and accrued interest payable of $2,000 for total current liabilities of $3,625.  Current liabilities on December 31, 2008 consisted of accounts payable of $825 and accrued interest payable of $2,422  for total current liabilities of $3,247

During the last nine fiscal years, the Company has received loans totaling $85,000 from Desert Bloom Investments, Inc., the controlling stockholder of the Company, which is owned by Mr. Sinohui, the President. The Company believes that current and anticipated future cash requirements cannot be met with the cash on hand and from revenue from current customers. The Company will find it necessary to raise additional capital. The Company may sell common stock of the Company or enter into additional debt financing agreements.

Additionally, on February 19, 2002, the Company closed an offering of Units each consisting of one three-year promissory note in the principal amount of $94. The Company sold 213 Units consisting of 17 promissory notes aggregating $20,022. These notes become due on February 19, 2005. The Company entered into extension agreements with all but two of the Note Holders to extend the notes until February 19, 2007. The Company repaid the two Note Holders that did not return their extension agreements. On January 30, 2007, the Company again requested the Note Holders to extend their promissory notes for another two years.  Of the 15 Note Holders, eight chose to extend their notes. The principal amount of the notes that were extended until February 19, 2009 aggregated $19,176. The Company repaid the seven Note Holders that elected not to extend their notes.  On December 15, 2008, the Company again requested the Note Holders extend their notes.  The Company entered into extension agreements with four of the eight remaining Note Holders.  The Note Holders agreed to extend the notes until February 19, 2011.  Under the terms of the extension, the Company continues to pay interest at 10.64% per year.   The four Note Holders that did not return the extension agreements were paid accrued interest from January 1, 2009 through June 30, 2009 of $19.84, plus principal payments aggregating $376.

Over the next 12 months, we plan to sell listings in Colorado. Additionally, our President has been considering reshaping the business model. If adopted, the Company would focus on creating a forum where seniors can interact and share information regarding issues that are pertinent to today’s seniors, and we may no longer offer our current services.

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

Item 8.               Financial Statements and Supplementary Data

Financial statements for the years ended December 31, 2009 and 2008 are presented in a separate section of this report following Section 14.

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

Evaluation of disclosure and controls and procedures

As of December 31, 2009, the Company's chief executive officer (who is also the chief financial officer) conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective.

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

The Company's principal executive officer assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and, to the extent applicable, the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer believes that based on his assessment, as of December 31, 2009, the Company's procedures of internal control over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

 Item 9B.             Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and officers of the Company are as follows:

Name	Age	Position
Steve S. Sinohui	61	Director, President, Secretary and
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

Background

Steve S. Sinohui has served as the President, the Treasurer, the Secretary and a director of SIN Holdings and Senior-Inet since the inception of both companies on November 27, 2000. Since 2005, Mr. Sinohui has been a supervisor with UPS Cartage Services International in Denver, Colorado. Mr. Sinohui served as a broker for Urban Companies, a Lakewood, Colorado corporation from 1994 to 2005, where he was involved in locating and securing commercial real estate opportunities, listing and selling residential and commercial real estate and property management. From 1989 to 1994, Mr. Sinohui served as a project manager for ATMA, Inc., a distributor of medical supplies, where he supervised and directed the physical inventory and asset management of capital equipment, evaluated and supervised the development and implementation of computer programs and equipment, including database and inventory management software and equipment, and managed over 80 multiple-site inventory personnel. From 1983 to 1987, Mr. Sinohui served as the Vice President of Marketing for the National OTC Stock Journal, a national finance newspaper, which covered the over-the-counter stock market. During his tenure with the National OTC Stock Journal, Mr. Sinohui developed a marketing and promotional program, which included long-term advertising campaigns for national and international clients. Mr. Sinohui also planned, organized and developed sales for three national financial trade shows, which were teleconferenced to over twenty cities. The trade shows presented a format for investors to interact with executive officers of publicly-held companies from the United States, Canada and Europe. Mr. Sinohui attended Phoenix College, Phoenix, Arizona, with a curriculum in broadcasting and journalism, from 1966 to 1969.

Conflicts of Interest

Steve S. Sinohui is associated with other firms involved in a range of business activities, none of which are in the general business area of the Company. Consequently, there are potential conflicts for his services in his acting as officer and director of the Company while he has other business obligations. Mr. Sinohui plans to spend only approximately 25% of his time on the business and affairs of the Company.

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

Involvement in Certain Legal Proceedings

During the past five years, none of the following occurred with respect to our executive officer:  (1) any bankruptcy petition filed by or against any business of which he was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction of a criminal proceeding or being subject to a pending criminal proceeding (including traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated  federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than 10% beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  There are no known deficiencies of applicable obligations under Section 16(a) of the Exchange Act by any Officer, Director, or person holding more than 10% of our outstanding common stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class

Common	Desert Bloom Investments, Inc.	6,000,000		82.44%
	3225 S. Garrison, Unit 21
	Lakewood, CO 80227

Preferred	Desert Bloom Investments, Inc.	100,000		100.00%
	3225 S. Garrison, Unit 21
	Lakewood, CO 80227

Common	Steve S. Sinohui	6,000,000	(1)	82.44%

Preferred	Steve S. Sinohui	100,000	(1)	100.00%

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

Item 13.                                Certain Relationships, Related Party Transactions and Director Independence

On December 14, 2001, the Company commenced an offering of Units pursuant to Regulation A promulgated under the Securities Act of 1933. Each Unit had an offering price of $100 and consisted of one three-year promissory note in the principal amount of $94 with simple interest at 10.64% per annum, plus 6,000 shares of common stock offered at par value of $0.001 per share (an aggregate price of $6.00 for the 6,000 shares). The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units from 17 subscribers, for an aggregate of $20,022 in Promissory Notes and 1,278,000 shares of common stock. The maturity date of the promissory notes was three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. The notes become due on February 19, 2005. The Company entered into extension agreements with all but two of the Note Holders. The Note Holders agreed to extend the notes until February 19, 2007. Under the terms of the extension, the Company continued to pay interest at 10.64% per year. The Company repaid the two Note Holders that did not return their extension agreements. On January 30, 2007, the Company again requested the Note Holders to extend their promissory notes for another two years. Of the 15 Note Holders, eight chose to extend their notes. The principal amount of the notes that were extended until February 19, 2009 aggregated $19,176. The Company repaid the seven Note Holders that elected not to extend their notes.  On December 15, 2008, the Company entered into extension agreements with four of the eight remaining Note Holders.  The Note Holders agreed to extend the notes until February 19, 2011.  The four Note Holders that did not return the extension agreements were paid accrued interest from January 1, 2009 through June 30, 2009 of $19.84, plus principal payments aggregating $376.

No underwriter was involved in the offer or sale of the securities in the offering.

As of December 31, 2009, the Company has received a total of 25 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $85,000. The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually. The notes mature on December 31, 2010. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
November 30, 2001	$ 1,500	December 31, 2010
March 28, 2003	$ 5,000	December 31, 2010
June 25, 2003	$ 3,000	December 31, 2010
December 31, 2003	$ 2,500	December 31, 2010
July 9, 2004	$ 3,000	December 31, 2010
November 15, 2004	$ 2,500	December 31, 2010
January 25, 2005	$ 5,000	December 31, 2010
August 4, 2005	$ 1,000	December 31, 2010
December 15, 2005	$ 1,500	December 31, 2010
January 9, 2006	$ 5,000	December 31, 2010
March 13, 2006	$ 2,000	December 31, 2010
May 1, 2006	$ 1,000	December 31, 2010
June 15, 2006	$ 5,000	December 31, 2010
November 15, 2006	$ 2,000	December 31, 2008
December 29, 2006	$ 5,000	December 31, 2010
February 9, 2007	$ 2,000	December 31, 2010
April 30, 2007	$ 3,000	December 31, 2010
November 13, 2007	$ 6,000	December 31, 2010
January 8, 2008	$ 5,000	December 31, 2010
June 17, 2008	$ 6,000	December 31, 2010
September 11, 2008	$5,000	December 31, 2010
January 7, 2009	$3,000	December 31, 2010
April 3, 2009	$1,000	December 31, 2010
May 7, 2009	$7,000	December 31, 2010
December 11, 2009	$2,000	December 31, 2010

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

Date Billed	Action	Fee

October 17, 2007	Review of Forms 10QSB for the periods ending June 30, 2006, September, 2006,	$6,250.00
	March 31, 2007, June 30, 2007 and September 30, 2007 and the Audit Fee for the
	year ending December 31, 2006
March 31, 2008	2007 Audit and 10-K Review	$5000.00
June 16, 2008	Review of first quarter 10-Q	$700.00
September 30, 2008	Review of 2nd Quarter 10-Q	$700.00
October 23, 2008	Review of 2nd Quarter 10-Q	$50.00
December 29, 2008	Review of 3rd Quarter 10-Q	$750.00
March 31, 2009	2008 Audit and 10-K Review	$5,500.00
December 31, 2009	Review of Forms 10Q for the periods ending March 31, 2009, June 30, 2009 and September 30, 2009	$2,700.00

      b.     Audit Related Fees.   None

c.
Tax Fees.  The Company was not billed in the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, tax planning or any other services. The Company prepared and filed its own tax returns.

d.	d. Other Fees. None

The services described above were approved by our Board of Directors.

Item 15,                      Exhibits Financial Statement Schedules

3.1	Articles of Incorporation

3.2	Bylaws*

10.1	Business Purchase Agreement*

10.2	Profit Participation Agreement*

21	Subsidiaries of the Registrant*

31	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to similar exhibits to amendment no 4 to Form 10-SB filed October 28, 2002.

FORM 10-K
SIN HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Income Statements	F-3

Consolidated Statement Of Stockholders’ Equity (Deficit)	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 to F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

 SIN Holdings, Inc.

We have audited the accompanying consolidated balance sheet of SIN Holdings, Inc. as of December 31, 2009 and December 31, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2009. SIN Holdings, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIN Holdings, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses, has an accumulated deficit, and has no revenues that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Robison Hill & Company Certified Public Accountants

Salt Lake City, Utah April 9, 2010

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December	December
	31, 2009	31, 2008
ASSETS
Current Assets
Cash and Cash Equivalents	$489	$859
Total Current Assets	489	859

Other Assets
Goodwill (Net of accumulated amortization of $616)	5,071	5,071
Total Other Assets	5,071	5,071

TOTAL ASSETS	$5,560	$5,930

LIABILITIES
Current Liabilities
Accounts Payable	$1,625	$825
Notes Payable - Offering	-	376
Accrued Interest - Offering Notes	2,000	2,046
Total Current Liabilities	3,625	3,247

Long Term Liabilities
Loan from Shareholder	85,000	72,000
Interest Payable - Shareholder Loan	11,058	7,846
Notes Payable - Offering	18,800	18,800
Total Long Term Liabilities	114,858	98,646

Total Long Liabilities	118,483	101,893

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 100,000,000 shares
authorized; 100,000 shares issued and outstanding
at December 31, 2009 and 2008	100	100
Common Stock, $0.001 par value, 400,000,000 shares
authorized; 7,278,000 shares issued and outstanding
at December 31, 2009 and 2008	7,278	7,278
Additional Paid In Capital	15,186	14,286
Accumulated Deficit	(135,487)	(117,627)
Total Equity (Deficit)	(112,923)	(95,963)

Total Liabilities	$5,560	$5,930

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS

	December	December
	31, 2009	31, 2008
REVENUES
Net Subscriptions	$-	$-
EXPENSES
Bank Service Charges	12	12
ISP	1,200	1,200
Miscellaneous	413	1,380
Postage and Delivery	13	-
Professional Fees	8,762	10,202
Rent	900	900
Transfer Fees	1,325	1,250
Operating Expenses	12,625	14,944

Loss From Operations	(12,625)	(14,944)

OTHER INCOME (EXPENSE)
Finance Charges	(3)	(23)
Loan Interest	(5,232)	(4,707)
TOTAL OTHER INCOME (EXPENSE)	(5,235)	(4,730)

NET LOSS BEFORE INCOME TAXES	(17,860)	(19,674)

INCOME TAX EXPENSE	-	-

NET LOSS	$(17,860)	$(19,674)

NET LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

							Total
	Common Stock		Preferred Stock		Additional		Stockholders'
	Number of		Number of		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at
December 31, 2007	7,278,000	$7,278	100,000	$100	$13,386	$ (97,953)	$ (77,189)

Shareholder
Contribute Rent					900		900

Net (Loss) for the year
Ended December 31,
2008						(19,674)	(19,674)

Balance at
December 31, 2008	7,278,000	7,278	100,000	100	14,286	(117,627)	(95,963)

Shareholder
Contribute Rent					900		900

Net (Loss) for the year
Ended December 31,
2009						(17,860)	(17,860)

Balance at
December 31, 2009	7,278,000	$7,278	100,000	$100	$15,186	$(135,487)	$(112,923)

The accompanying notes are an integral part of the consolidated financial statements

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	year ended	year ended
	December	December
	31	31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(17,860)	$(19,674)
Adjustments to reconcile net loss to net cash
Rent	900	900
Accrued Interest on Notes Payable - Offering	(46)	6
Accrued Interest on Shareholder Loan	3,212	2,662
Increase (Decrease) in Accounts Payable	800	(586)

Net Cash Flows from Operating Activities	(12,994)	(16,692)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Notes Payable	(376)	-
Loan from Shareholders	13,000	16,000

Net Cash Flows from Financing Activities	12,624	16,000

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

Net Cash Flows from Investing Activities	-	-

NET INCREASE (DECREASE) IN CASH ANDCASH QUIVALENTS	(370)	(692)
BEGINNING OF PERIOD	859	1,551

END OF PERIOD	$489	$859

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest	$2,066	$2,046
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Stock Issued	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SIN HOLDINGS, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE A -SUMMARY OF ACCOUNTING POLICIES

Description of Business

SIN Holdings, Inc. (the "Company") was incorporated under the laws of the State of Colorado on November 27, 2000. SIN Holdings, Inc. is 82.44% owned subsidiary of Desert Bloom Investments, Inc. Desert Bloom Investments, Inc.’s sole shareholder and director is also the sole director of SIN Holdings, Inc. (See Footnote C).

The Company was founded for the purpose of developing a web portal listing the providers of senior resources across the United States by the community, in which those services are provided, thus enabling the seeker of these resources to be able to access this information in an easy manner without becoming sidetracked into non-relevant avenues on the World Wide Web.

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

No impairment was recorded in the fiscal year ending December 31, 2009.

Amortization

The FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which provides, among other things, for the non-amortization of goodwill and intangible assets with indefinite useful lives. The Company adopted SFAS 142 effective January 1, 2002. Goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment using fair value measurement techniques upon adoption (January 1, 2002) and annually thereafter. The Company will perform its annual impairment review during the fourth quarter each year. During the fourth quarter of 2009, the Company completed its impairment review and determined that goodwill was not impaired.

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this update will have on its Financial Statements.

In June 2009, the FASB created the Accounting Standards Codification, which is codified as ASC 105.  ASC 105 establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework.  All other literature that is not part of the codification will be considered non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  The Company has applied the codification, as required, beginning with the 2009 Form 10-K.  The adoption of the codification did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.  The Company adopted ASC 855, and has evaluated all subsequent events through April 9, 2010.

In April 2009, the FASB updated ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly.  ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The implementation of ASC 820 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 825 regarding interim disclosures about fair value of financial instruments.  ASC 825 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The implementation of ASC 825 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 320 for proper recognition and presentation of other-than-temporary impairments.  ASC 320 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The implementation of ASC 320 did not have a material effect on the Company’s consolidated financial statements.

Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

Loss Per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period.  There were no common equivalent shares outstanding during the periods ended December 31, 2009

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

The Company has no significant off balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $489 and $859 as of December 31, 2009 and 2008 all of which was fully covered by federal depository insurance.

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

Consideration of Other Comprehensive Income Items
SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements. For the year ended December 31, 2009, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income taxes.”  SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain reclassifications have been made in the 2008 financial statement to conform to the December 31, 2009 presentation.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Mitigation of Going Concern Uncertainty

The Company has experienced recurring losses resulting primarily from the costs of periodic reporting with the Securities and Exchange Commission and related administrative expenses. These negative operating cash flows were funded with loans from the Company's majority shareholder. As discussed in note C, the Company owes a total of $85,000 to its majority shareholder that matures in 2010. Furthermore, the Company has outstanding notes and accrued interest totaling $18,800 to unrelated parties that mature February 19, 2011.  Subsequent to year end, the Company's majority shareholder agreed to provide funding for the operational expenses for the 2010 fiscal year.

NOTE B – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock. The preferred stock is non-voting, and has priority in liquidation over outstanding common shares. During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve S. Sinohui. As of December 31, 2009, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 400,000,000 shares of common stock.  During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President. On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash. As of December 31, 2009, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

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

As of December 31, 2009, the Company has received a total of 25 loans from the controlling shareholder of the Company, Desert Bloom Investments. The aggregate amount of the notes total $85,000. The notes bear interest at the rate of 4% annually.  The notes mature on December 31, 2010. The table below reflects the issue date of the notes, the principal amount and the current maturity date:

ISSUED DATE	PRINCIPAL AMOUNT	MATURITY DATE

November 30, 2001	$ 1,500	December 31, 2010
March 28, 2003	$ 5,000	December 31, 2010
June 25, 2003	$ 3,000	December 31, 2010
December 31, 2003	$ 2,500	December 31, 2010
July 9, 2004	$ 3,000	December 31, 2010
November 15, 2004	$ 2,500	December 31, 2010
January 25, 2005	$ 5,000	December 31, 2010
August 4, 2005	$ 1,000	December 31, 2010
December 15, 2005	$ 1,500	December 31, 2010
January 9, 2006	$ 5,000	December 31, 2010
March 13, 2006	$ 2,000	December 31, 2010
May 1, 2006	$ 1,000	December 31, 2010
June 15, 2006	$ 5,000	December 31, 2010
November 15, 2006	$ 2,000	December 31, 2008
December 29, 2006	$ 5,000	December 31, 2010
February 9, 2007	$ 2,000	December 31, 2010
April 30, 2007	$ 3,000	December 31, 2010
November 13, 2007	$ 6,000	December 31, 2010
January 8, 2008	$ 5,000	December 31, 2010
June 17, 2008	$ 6,000	December 31, 2010
September 11, 2008	$ 5,000	December 31, 2010
January 7, 2009	$ 3,000	December 31, 2010
April 3, 2009	$ 1,000	December 31, 2010
May 7, 2009	$ 7,000	December 31, 2010
December 11, 2009	$ 2,000	December 31, 2010

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

NOTE D – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At January 1, 2008, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2009. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2009.

United States (a)	2006– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable

NOTE E – INCOME TAXES

The Company has net operating loss carryforwards of approximately $135,089 that may be offset against future table income through 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

	2009	2008
Net Operating Losses	$45,930	$39,858
Valuation Allowance	$(45,930)	$(39,858)
Total	$-	$-

The provision for income taxes differ from the amount computed using the Federal US statutory income tax rate as follows:

	2009	2008
Provisions (Benefit) at US Statutory Rate	$6,072	$6,689
Increase (Decrease) in Valuation Allowance	$(6,072)	$(6,689)
Other Differences	$-	$-
Total	-	-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE F - CASH PAID FOR INTEREST AND INCOME TAXES

Cash paid for interest and income taxes is as follows:

		2009		2008
Interest payments		$2,066		$2,046
Income taxes	$	(-)	$	(-)
Total		$2,066		$2,046

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

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes. The maturity date of the promissory notes is three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005. The notes become due on February 19, 2005. The Company entered into extension agreements with all but two of the Note Holders. The Note Holders agreed to extend the notes until February 19, 2007. The Company repaid the two Note Holders that did not return their extension agreements. On January 30, 2007, the Company again requested the Note Holders to extend their promissory notes for another two years. Of the 15 Note Holders, eight chose to extend their notes. The principal amount of the notes that were extended until February 19, 2009 aggregated $19,176. The Company repaid the seven Note Holders that elected not to extend their notes.  On December 15, 2008, the company entered into extension agreements with four of the eight remaining Note Holders.  The Note Holders agreed to extend the notes until February 19, 2011.  The four Note Holders that did not return the extension agreements were paid accrued interest from January 1, 2009 through June 30, 2009, plus principal.  These principal payments aggregate $376 and accrued interest on this amount through June 30, 2009 was $19.84.  As of December 31, 2009, the Company owed $2,000 in interest on the notes. The interest due to the Note Holders was paid on January 15, 2010.

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

NOTE H – SUBSEQUENT EVENTS

The Company evaluated all events subsequent to December 31, 2009 through April 9, 2010, the financial statement issuance date, and concluded that there are no significant or material transactions to be reported for the period from January 1, 2010 to April 9, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIN HOLDINGS, INC.

By /s/ Steve S. Sinohui
Steve S. Sinohui, President

Date: April 9, 2010