Form 10-K/A
period 2009-12-31
SIN HOLDINGS INC
filed 2010-05-14
CIK 1140414

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K/A Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-K/A is being filed by SIN Holdings, Inc. (the "Company") to amend the Company's Annual Report on Form 10-K for the year ended December 31, 2009 that was initially filed with the Securities and Exchange Commission (the "SEC") on April 9, 2010.

This Form 10-K/A amends the Principal Executive Officer and Principal Financial Officer Certifications under Item 601(b)(31) of Regulation S-K (the "Amended Items").  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Amended Items have been amended and restated in their entirety.  No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 10-K.  In addition, the exhibit list in Item 13 of Part III has not been updated except that currently-dated certifications from our Principal Executive Officer, as required by Rule 12b-15 under the Exchange Act, are filed with this Form 10-K/A as Exhibits 31 and 32.

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

Currently, the Company owns and operates www.senior-inet.com , a web portal for senior resources. Our portal lists service providers categorically by geographic location, allowing users to access information quickly and efficiently. We designed our portal so that users could gather information from a variety of companies offering the same service. We plan to develop a network of senior service providers with the assistance of local agencies serving senior citizens, through telephone listings and other web sites. Our portal provides seniors access to information concerning the following categories:

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

     d.       Securities Authorized for Issuance Under Equity Compensation Plans . The Company has adopted no equity or other compensation plans and there are no outstanding options, warrants or other rights to acquire equity securities of the Company.

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

Fiscal 2009 Compared with fiscal 2008

T he Company had no revenues for the years ended December 31, 2009 and December 31, 2008.

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

Item 14.                                Principal Accountant Fees and Services

      a.    Audit Fees . The following table shows the aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s form 10-QSB and services that were provided by the accountant in connection with statutory and regulatory filings of the Company.

Date Billed	Action	Fee

October 17, 2007	Review of Forms 10QSB for the periods ending June 30, 2006, September, 2006,	$6,250.00
	March 31, 2007, June 30, 2007 and September 30, 2007 and the Audit Fee for the
	year ending December 31, 2006
March 31, 2008	2007 Audit and 10-K Review	$5000.00
June 16, 2008	Review of first quarter 10-Q	$700.00
September 30, 2008	Review of 2 nd Quarter 10-Q	$700.00
October 23, 2008	Review of 2 nd Quarter 10-Q	$50.00
December 29, 2008	Review of 3 rd Quarter 10-Q	$750.00
March 31, 2009	2008 Audit and 10-K Review	$5,500.00
December 31, 2009	Review of Forms 10Q for the periods ending March 31, 2009, June 30, 2009 and September 30, 2009	$2,700.00

      b.     Audit Related Fees ..   None

c.
Tax Fees .  The Company was not billed in the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, tax planning or any other services. The Company prepared and filed its own tax returns.

d.	Other Fees . None

The services described above were approved by our Board of Directors.

 Item 15,                      Exhibits Financial Statement Schedules

3.1	Articles of Incorporation

3.2	Bylaws*

10.1	Business Purchase Agreement*

10.2	Profit Participation Agreement*

21	Subsidiaries of the Registrant*

31	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Organization Costs

O rganization costs have been charged to operations in the period incurred.

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

 (a) Includes federal as well as state or similar local jurisdictions, as applicabl e

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

Date: May 13, 2010