Form 10-Q
period 2010-03-31
SIN HOLDINGS INC
filed 2010-05-18
CIK 1140414

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The Company had 7,278,000 shares of its $.001 par value common stock outstanding as of May 17, 2010.

FORM 10-Q
SIN HOLDINGS, INC.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended March 31, 2010 immediately follow.

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,
	2010	December 31,
	(Unaudited)	2009
ASSETS
Current Assets
Cash and Cash Equivalents	$308	$489
Total Current Assets	308	489

Other Assets
Goodwill (Net of accumulated amortization of $616)	5,071	5,071
Total Other Assets	5,071	5,071
TOTAL ASSETS	$5,379	$5,560

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	75	1,625
Loan from Shareholder	89,000	-
Notes Payable - Offering	18,800	-
Accrued Interest - Shareholder Loan	11,925	-
Accrued Interest - Offering Notes	493	2,000
Total Current Liabilities	120,293	3,625

Long Term Liabilities
Loan from Shareholder	-	85,000
Accrued Interest - Shareholder Notes	-	11,058
Notes Payable - Offering	-	18,800
Total Long Term Liabilities	-	114,858

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value; 100,000,000 shares
authorized; 100,000 shares issued and outstanding at
March 31, 2010 and December 31, 2009, respectively	100	100
'Common Stock, $0.001 par value; 400,000,000 shares
'authorized; 7,278,000 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	7,278	7,278
'Additional Paid In Capital	15,411	15,186
Accumulated Deficit	(137,703)	(135,487)
Total Stockholders' Deficit	(114,914)	(112,923)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT )	$5,379	$5,560

The Accompanying notes are an integral part of the consolidated financial statements

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	March 31,	March 31,
	2010	2009
REVENUES
'Net Subscriptions	$-	$-

EXPENSES
Bank Service Charges	3	3
ISP	300	300
Miscellaneous	-	413
Professional Fees	-	6,062
Postage	28	-
Rent	225	225
Transfer Fees	300	250
Operating expenses	856	7,253
LOSS FROM OPERATIONS	(856)	(7,253)

OTHER INCOME (EXPENSE)
Finance Charges	-	(2)
Loan Interest	(1,360)	(1,232)
TOTAL OTHER INCOME (EXPENSE)	(1,360)	(1,234)

NET LOSS BEFORE TAXES	(2,216)	(8,487)

INCOME TAX EXPENSE	-	-

NET LOSS	$(2,216)	$(8,487)

NET INCOME PER SHARE - BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,278,000	7,278,000

The accompanying notes are an integral part of the consolidated financial statements

SIN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
'Net loss	$(2,216)	$(8,487)
Adjustments to reconcile net loss to net cash
Rent	225	225
Increase (Decrease) in Accounts Payable	(1,550)	5,827
Increase (Decrease) in Accrued Interest on Notes Payable - Offering	(1,507)	(1,543)
Increase (Decrease) in Accrued Interest - Shareholder Notes	867	729
Net Cash Flows from Operating Activities	(4,181)	(3,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Shareholder	4,000	3,000
'Net Cash Fows from Financing Activities	4,000	3,000

NET INCREASE (DECREASE) IN CASH	(181)	(249)
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	489	859
END OF PERIOD	$308	$610

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the quarter for Interest	$2,000	$2,046
Income Taxes	$-	$-

SUPPLEMENTAL DISCOUSRE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES : NONE

The accompanying notes are an integral part of the consolidated financial statements

SIN HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Management’s Representation of Interim Financial Information

SIN Holdings, Inc. has prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements include all of the adjustments that, in the opinion of management, are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2009 included in the Annual Report on Form 10-K and associated amendments for the year then ended.  The results of operations for the periods presented are not necessarily indicative of the results we expect for the full year.

Description of Business

SIN Holdings, Inc. (the "Company") was incorporated under the laws of the State of Colorado on November 27, 2000.  SIN Holdings, Inc. is 82.44% owned subsidiary of Desert Bloom Investments, Inc. Desert Bloom Investments, Inc.’s sole shareholder and director is also the sole director of SIN Holdings, Inc. (See Footnote C).

The Company was founded to develop a web portal listing the providers of senior resources across the United States by the community in which those services are provided, thus enabling the seeker of these resources to be able to access this information in an easy manner without becoming sidetracked into non-relevant avenues on the World Wide Web.

Accounting Method

The Company records income and expense on the accrual method.

Revenue Recognition

The Company sells web sites and advertising to providers of senior resources.  Revenue is recognized when earned.  In cases where customers prepay an entire year, revenue is recognized in equal monthly installments.

Fiscal Year

The Company has selected a December 31 fiscal year end.

Organization Costs

The Company has charged organization costs to operations in the period incurred.

Impairment or Disposal of Long-Lived Assets

The Company has implemented the Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 clarified the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business.  Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable.  When necessary, the Company writes down impaired assets to estimated fair value based on the best information available.  The Company generally bases estimated fair value on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.

The Company did not record impairment for the three months ending March 31, 2010.

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Recent Accounting Standards

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

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.  The Company adopted ASC 855, and has evaluated all subsequent events through May 17, 2010.

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Loss Per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period.  There were no common equivalent shares outstanding during the period ended March 31, 2010.

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company has no significant off balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $308 and $489 as of March 31, 2010 and December 31, 2009 all of which was fully covered by federal depository insurance.

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

Consideration of Other Comprehensive Income Items

SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic consolidated financial statements.  For the three months ended March 31, 2010, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income taxes.”  SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain reclassifications have been made in the 2009 financial statements to conform to the March 31, 2010 presentation.

Stock Basis

Shares of both common and preferred stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Principles of Consolidation

The consolidated financials statements for the three months ended March 31, 2010 include the accounts of SIN Holdings, Inc. and its wholly owned subsidiary, Senior-Inet.  Intercompany transactions and balances have been eliminated in consolidation and combination.

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Mitigation of Going Concern Uncertainty

The Company has experienced recurring losses resulting primarily from the costs of periodic reporting with the Securities and Exchange Commission and related administrative expenses.  These negative operating cash flows were funded with loans from the Company's majority shareholder.  As discussed in note C, the Company owes a total of $89,000 to its majority shareholder that matures in 2010.  Furthermore, the Company has outstanding notes and accrued interest totaling $18,800 to unrelated parties that mature February 19, 2011.  Subsequent to year-end, the Company's majority shareholder agreed to provide funding for the operational expenses for the 2010 fiscal year.

NOTE B - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock.  The preferred stock is non-voting, and has priority in liquidation over outstanding common shares.  During the period ended December 31, 2000, the Company issued 100,000 shares of its preferred stock for $9,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President, Steve Sinohui.  As of March 31, 2010, 100,000 shares of the Company’s preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 400,000,000 shares of common stock.  During the period ended December 31, 2000, the Company issued 6,000,000 shares of its common stock for $6,000 cash to Desert Bloom Investments, Inc., which is owned by the Company’s President.  On February 19, 2002, the Company completed an offering and issued 1,278,000 shares of common stock to 17 persons for $1,278 in cash.  As of March 31, 2010, 7,278,000 shares of the Company’s $0.001 par value common stock were issued and outstanding.

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

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

As of March 31, 2010, the Company has received 27 loans from the controlling shareholder of the Company, Desert Bloom Investments.  The aggregate amount of the notes total $89,000.  The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.  The notes mature on December 31, 2010.  The table below reflects the issue date of the notes, the principal amount and the current maturity date:

ISSUED DATE	PRINCIPAL AMOUNT	MATURITY DATE

November 30, 2001	$ 1,500	December 31, 2010
March 28, 2003	$ 5,000	December 31, 2010
June 25, 2003	$ 3,000	December 31, 2010
December 31, 2003	$ 2,500	December 31, 2010
July 9, 2004	$ 3,000	December 31, 2010
November 15, 2004	$ 2,500	December 31, 2010
January 25, 2005	$ 5,000	December 31, 2010
August 4, 2005	$ 1,000	December 31, 2010
December 15, 2005	$ 1,500	December 31, 2010
January 9, 2006	$ 5,000	December 31, 2010
March 13, 2006	$ 2,000	December 31, 2010
May 1, 2006	$ 1,000	December 31, 2010
June 15, 2006	$ 5,000	December 31, 2010
November 15, 2006	$ 2,000	December 31, 2008
December 29, 2006	$ 5,000	December 31, 2010
February 9, 2007	$ 2,000	December 31, 2010
April 30, 2007	$ 3,000	December 31, 2010
November 13, 2007	$ 6,000	December 31, 2010
January 8, 2008	$ 5,000	December 31, 2010
June 17, 2008	$ 6,000	December 31, 2010
September 11, 2008	$ 5,000	December 31, 2010
January 7, 2009	$ 3,000	December 31, 2010
April 3, 2009	$ 1,000	December 31, 2010
May 7, 2009	$ 7,000	December 31, 2010
December 11, 2009	$ 2,000	December 31, 2010
January 15, 2010	$ 3,500	December 31, 2010
February 16, 2010	$ 500	December 31, 2010

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations.  Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”.  The Company recognized $0 of interest expense related to unrecognized tax benefits during 2009.  In many cases, the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

NOTE D – UNCERTAIN TAX POSITIONS (Continued)

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004.  The following describes the open tax years, by major tax jurisdiction, as of January 1, 2009.

United States (a)	2006– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE E - INCOME TAXES

The Company has net operating loss carryforwards of approximately $137,305 that may be offset against future table income through 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

	2009	2008
Net Operating Losses	$45,930	$39,858
Valuation Allowance	$(45,930)	$(39,858)
Total	$-	$-

The provision for income taxes differ from the amount computed using the Federal US statutory income tax rate as follows:

	2009	2008
Provisions (Benefit) at US Statutory Rate	$6,072	$6,689
Increase (Decrease) in Valuation Allowance	$(6,072)	$(6,689)
Other Differences	$0	$0
Total	-	-

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

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes.  The maturity date of the promissory notes is three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005.  The notes became due on February 19, 2005.  The Company entered into extension agreements with all but two of the Note Holders.  The Note Holders agreed to extend the notes until February 19, 2007.  The Company repaid the two Note Holders that did not return their extension agreements.  On January 30, 2007, the Company again requested the Note Holders to extend their promissory notes for another two years.  Of the 15 Note Holders, eight chose to extend their notes.  The principal amount of the notes that were extended until February 19, 2009 aggregated $19,176.  The Company repaid the seven Note Holders that elected not to extend their notes.  On December 15, 2008, the company entered into extension agreements with four of the eight remaining Note Holders.  The Note Holders agreed to extend the notes until February 19, 2011.  The four Note Holders that did not return the extension agreements were paid accrued interest from January 1, 2009 through June 30, 2009, plus principal.  These principal payments aggregate $376 and accrued interest on this amount through June 30, 2009 was $19.84.  As of March 31, 2010, the Company owed $493 in interest on the notes.

The Company incurred a total of $12,939 in professional fees directly related to the offering, which were offset against additional paid in capital.

NOTE F - OFFERING OF DEBT AND EQUITY SECURITIES (Continued)

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

NOTE G – SUBSEQUENT EVENTS

The Company evaluated all events subsequent to March 31, 2010 through May 17, 2010, the financial statement issuance date, and concluded that there are no significant or material transactions to be reported for the period from April 1, 2010 to May 17, 2010

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties.  Further, persons reviewing this report are advised that actual results may differ materially from those included within the forward-looking statements because of various factors such as:

▪	the Company’s limited revenues and earnings to date and its possible inability to achieve meaningful revenues or earnings in the near future;
▪	the Company has limited assets and working capital and may not be able to continue in operation without the infusion of additional capital;
▪	our expectation to incur losses through the first half of 2010;
▪	we may need to raise additional funds and these funds may not be available to us when we need them we may need to change our business plan, sell or merger our business or face bankruptcy;
▪	we do not expect to increase our revenues and earnings significantly until we increase our customer base;
▪	we may enter into a merger or acquisition transaction in which our shareholders incur substantial dilution of their ownership interests;
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

To enter a geographic area, we will develop a list of senior resources in that area and then ascertain whether those providers already have an Internet presence.  If they do, we will contact the providers and offer them the opportunity to attach a link from our portal to their web site.  Even though the customer may have a web site already, having a listing on a senior resource network (such as Senior-Inet) improves their exposure.  Currently, the Company’s site is ranked fairly high (number two on our last search) when you “Google” the term “senior information.”  The primary reason the Company is ranked high for this search, is because of our web site’s name – Senior Information Network.  Management believes that its current ranking on Google is a great selling tool in convincing customers who already have web sites to link their sites to ours.

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

To date, the sale of web pages that we design and maintain for senior service providers listed on our site have accounted for all of our revenues.  Currently, we do not have contracts with any of the facilities or services listed on our website.  Because of increased competition within the marketplace, the Company’s president has been considering reshaping the business model.  If the president decides to pursue a different business model, the Company would focus on creating a forum where seniors can interact and share information regarding issues that are pertinent to today’s seniors.  We may decide to discontinue or modify our current strategy of selling web sites to senior service providers.

Our original intent was to grow the Company slowly by increasing the number of providers as well as geographic locations on our portal.  We had planned to do that solely through the efforts of our President, Steve Sinohui.  However, over the last year, Mr. Sinohui’s time has been divided between a variety of projects, including the Company, and he has not been able to afford the Company the attention it needs to increase substantially its subscriber base.  Management believes that to grow the Company it needs to bring on independent contractors as sales people to increase its subscriber base.

Based on our existing business model, our growth strategy is simple.  To generate revenues, we must add subscribers to our site as well as to increase the number of cities for which we provide listings.  Since inception, we have focused our marketing efforts in Colorado since we can increase our presence and begin to build brand awareness without incurring substantial increases in our operating expenses.  As capital resources permit, we plan to expand our listings into other geographic regions.  However, when we attempt to expand into additional markets, our operating costs will increase and we will probably incur losses from operations until we have grown revenue to a level well in excess of our marketing and selling expenses.  Presently, our monthly operating expenses are limited and we plan to add subscribers in Colorado without materially increasing our expenses.  We can give no assurances regarding these plans and you should not expect that we would achieve them.

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended December 31, 2009 and has not been profitable during the first three months of 2010.

Three Month Periods Ended March 31, 2010 and 2009

The Company had no revenues from continuing operations for the three-month period ended March 31, 2010 and no revenues for the same three-month period in 2009.

General and administrative expenses for the three-month period ended March 31, 2010 were $856 compared to $7,253 for the same period in 2009.  Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs.

Because of the foregoing factors, the Company realized a net loss of $2,216 for the three months ended March 31, 2010 as compared to net loss of $8,487 for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, the Company had current assets consisting of $308 cash on hand.  Current liabilities consisted of accounts payable of $75, accrued interest of $493 and notes payable of $119,725 for total current liabilities of $120,293.

The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers.  The Company will find it necessary to raise additional capital.  The Company may sell common stock of the Company or enter into additional debt financing agreements.

The Company has received 27 loans from the controlling shareholder of the Company, Desert Bloom Investments.  The aggregate amount of the notes total $89,000.  All of the notes are due on December 31, 2010, unless extended.  The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.

To consummate our business plan, we will need additional capital.  Additional capital may be raised through additional private financings as well as borrowings and other resources.  To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  If adequate funds are not available when we need them, we may be required to curtail our operations.  No assurance can be given; however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements needed to implement our business strategies.  Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition and could severely threaten our ability as a going concern.

In addition to attempting to grow our present business, we intend to consider an acquisition or merger transaction with a privately owned business under which our Company would acquire the business and would thereafter be managed by former owners of the private business.  If we are able to complete such a transaction, we expect that our shareholders would become minority shareholders in the resulting entity and that the management of the corporation would be changed.  We are unable to predict whether or when such a transaction might be completed.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward –looking statement that involves risks and uncertainties, and actual results could vary because of a number of factors.

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

Evaluation of disclosure and controls and procedures

As of March 31, 2010, the Company's chief executive officer (who is also the chief financial officer) conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a- 15(f) and 15d-15(f) of the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.  Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect all misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The Company's principal executive officer assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2010.  In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and, to the extent applicable, the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's principal executive officer believes that based on his assessment, as of March 31, 2010, the Company's procedures of internal control over financial reporting were effective.

PART II.    OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors previously discussed in Item 1 of the Company's Form 10-K for the year ended December 31, 2009.

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

                                                                                 SIN HOLDINGS, INC.

Date:         May 17, 2010                                By /s/ Steve S. Sinohui
                                                                                Steve S. Sinohui, President