Form 10-Q
period 2010-06-30
SIN HOLDINGS INC
filed 2010-08-13
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number 000-49752

SIN Holdings, Inc.
(Exact name of small business issuer in its charter)

Colorado	84-15070556
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

601 Union Street, Suite 4500 Seattle, WA	98101
(Address of principal executive offices)	(Zip Code)

206-838-9735
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒           No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes☐ No☐Not Applicable☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act)
Yes☐            No ☒

The Company had 3,028,000 shares of its $.001 par value common stock outstanding as of August 5, 2010.

FORM 10-Q
SIN HOLDINGS, INC.

ITEM 1. FINANCIAL STATEMENTS.

SIN HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and Cash Equivalents	$100	$489
Total Current Assets	100	489

Other Assets
Assets of discontinued operations	-	5,071
Total Other Assets	-	5,071

TOTAL ASSETS	$100	$5,560

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$15,644	$1,625
Accounts Payable - Related Party	$4,739
Accrued Interest - Offering Notes	-	1,515
Current Liabilities of Discontinued Operations	-	485
Total Current Liabilities	20,383	3,625

Long Term Liabilities
Loan from Shareholder	-	85,000
Accrued Interest - Shareholder Loan (NOTE - G)	-	11,058
Notes Payable - Offering (NOTE - E)	-	17,300
Notes Payable of Discontinued Operations	-	1,500
Total Liabilities	20,383	118,483

Stockholders' Equity (Deficit) (NOTE- F)
Preferred Stock, $0.001 par value, 100,000,00 shares
authorized; issued and oustanding: nil (2009: 100,000)	-	100
Common Stock, $0.001 par value; 400,000,000 share
authorized; issued and oustanding: 3,028,000 (2009: 7,278,000)	3,028	7,278
Additional Paid In Capital	139,804	15,186
Accumulated Deficit	(163,115)	(135,487)
Total Stockholders' Equity (Deficit)	(20,283)	(112,923)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT )	$100	$5,560

(The accompanying notes are an integral part of these financial statements)

SIN HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
						Cumulative
						since inception of
						Development Stage
	For the Three Months Ended		For the Six Months Ended			June 1, 2010
	June, 30	June, 30	June, 30		June, 30	through
	2010	2009	2010		2009	June 30, 2010

REVENUES	$-	$-	$-		$-	$-

EXPENSES
Bank Service Charges	2	3	5		6	-
Professional Fees	10,745	750	10,745		6,812	10,745
Managemet Fees	7,500	-	7,500		-	7,500
Miscellaneous	534	13	562		426	544
Rent	950	225	1,175		450	950
Transfer Fees	469	275	769		525	469
Operating expenses	20,200	1,266	20,756		8,219	20,208

LOSS FROM OPERATIONS	(20,200)	(1,266)	(20,756)		(8,219)	(20,208)

OTHER INCOME (EXPENSE)
Finance Charges	-	-	-		(2)	-
Loan Interest	-	(1,294)	(1,345)		(2,511)	-
	-	(1,294)	(1,346	5)	(2,513)	-

NET LOSS FROM CONTINUING OPERATIONS	(20,200)	(2,560)	(22,101)		(10,732)	(20,208)

Loss from operations of discontinued operations	(5,212)	(320)	(5,527)		(635)	-

Net loss attributable to common stockholders	$(25,412)	$(2,880)	$(27,628)		$(11,367)	(20,208)

Basic and diluted Earnings (Loss) Per Share
Continuing opertions	$(0.00)	$(0.00)	$(0.00)		$(0.00)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)		$(0.00)
Net loss	$(0.00)	$(0.00)	$(0.00)		$(0.00)

Weighted average number of shares - basic and diluted	5,269,758	7,278,000	6,268,331		7,278,000

(The accompanying notes are an integral part of these financial statements)

SIN HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
							Total
	Common Stock		Preferred Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	(deficit)	Equity

Balance, December 31, 2008	7,278,000	$7,278	100,000	$100	$14,286	$(117,627)	$(95,963)

Shareholder contribution, rent	-	-	-	-	900	-	900

Net income, year ended December 31, 2009	-	-	-	-	-	(17,860)	(17,860)

Balance, December 31, 2009	7,278,000	7,278	100,000	100	15,186	(135,487)	(112,923)

Shareholder contribution, rent	-	-	-	-	225	-	225

Wrtie-off of loans from shareholder	-	-	-	-	120,043	-	120,043

Cancellation of stock by a shareholder	(4,250,000)	(4,250)	(100,000)	(100)	4,350	-	-

Net loss, six months ended June 30, 2010	-	-	-	-	-	(27,628)	(27,628)

Balance, June 30, 2010	3,028,000	$3,028	-	$-	$139,804	$(163,115)	$(20,283)

(The accompanying notes are an integral part of these financial statements)

SIN HOLDINGS, INC
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			since inception of
			Development Stage
			June 1, 2010
	June 30,	June 30,	through
	2010	2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,628)	$(11,367)	$(20,228)
Net loss from discontinued operations	5,527	635	-
Adjustments to reconcile net loss to net cash
Rent	225	450	-
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	18,758	-	4,278
Increas (Decrease) in Accounts Payable - Related Party	$4,739	-	$4,739
Increase (Decrease) in Accrued Interest on Notes Payable - Offering	(1,518)	-	-
Increase (Decrease) in Accrued Interest - Shareholder Notes	867	480	-
Net Cash Used in Continuing Operations	(3,770)	(9,802)	(15,950)
Net Cash Used in Discontinued Operations	(454)	(600)	-
Net Cash provided by (used in) operating activities	(4,224)	(10,402)	(15,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment Notes Payable	-	-376	-
Loan from Shareholder	3,835	11,000	-
'Net Cash Fows from Financing Activities	3,835	10,624	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(389)	222	(15,950)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	489	859	-
END OF PERIOD	$100	$1,081	(15,950)

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the quarter for Interest	$2,000	$2,046	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCOUSRE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES :
Write-off shareholders loan and accrued interest	100,925	-	$-
Write-off of notes payable and accrued interest	19,293	-	$-

The accompanying notes are an integral part of the consolidated financial statements

SIN HOLDINGS, INC.
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended June 30, 2010
(Unaudited)

NOTE A – ORGANIZATION AND NATURE OF OPERATIONS

Description of Business

SIN Holdings, Inc. and its wholly owned subsidiary, Senior-Inet, Inc. (collectively, the "Company"), were incorporated under the laws of the State of Colorado on November 27, 2000.

The Company has an authorized capital of 400,000,000 shares of $0.001 par value common stock, of which 3,028,000 shares are outstanding and 100,000,000 shares of $0.001 par value preferred stock, of which none are outstanding as of June 30, 2010.

From inception until June 2010, through its wholly-owned subsidiary Senior-Inet, Inc., the Company pursued its original business plan of founding and developing a web portal listing the providers of senior resources across the United States by the community in which those services were provided which enable the seekers of these resources to access the information in an easy manner.  During June 2010, the Company decided to redirect its business focus to the acquisition, exploration and development of oil and gas properties.  As a result, the Senior-Inet, Inc. subsidiary was dissolved.

The Company is currently in process of developing a business plan and raising capital in order to acquire oil and gas properties.

Mitigation of Going Concern Uncertainty

The Company has experienced recurring losses resulting primarily from the lack of revenues.  These negative operating cash flows have been funded primarily with loans from the Company's previous majority shareholder.  As discussed in Notes D and F, the Company had outstanding a loan of $89,000 to its previous majority shareholder as well as notes payable plus accrued interest totaling $19,293 to minority shareholders.  A change of control took place on May 18, 2010 as a result of acquisition of shares, control was assumed from Steven Sinohui, the former senior executive officer and majority shareholder of the Company.  As part of this change of control all debt outstanding to shareholders was forgiven.  Subsequent to the quarter ended June 30, 2010, a shareholder provided a loan to the Company for $250,000 to provide funding to support the Company’s new business venture of acquisition and development of oil and gas properties.

NOTE B – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As of June 1, 2010, the Company decided to discontinue its operations in the web portal business and is currently developing a business plan and raising capital to enter the oil and gas industry.  As the Company has not yet commenced planned principal operations, its activities have been accounted for as a “Development Stage Company” in accordance with ASC 915.  Therefore, the Company’s financial statements of operations, stockholders’ equity and cash flows disclose activity since June 1, 2010, the date of the Company’s decision to move to another business, through the date of these financial statements.

Management’s Representation of Interim Financial Information

SIN Holdings, Inc. has prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements include all of the adjustments that, in the opinion of management, are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2009 included in the Annual Report on Form 10-K and associated amendments for the year then ended.  The results of operations for the periods presented are not necessarily indicative of the results that can be expected for the full year.

References to Authoritative Accounting Literature

In June 2009, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Codification ("ASC") as the single source of authoritative accounting principles generally accepted in the United States of America (“U.S. GAAP”) recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with U.S. GAAP, except for additional authoritative rules and interpretative releases issued by the SEC.  While the adoption of the ASC changes how the Company references accounting standards, the adoption did not have an impact on its financial statements.

Principles of Consolidation

The consolidated financial statements for the six months ended June 30, 2010 include the accounts of SIN Holdings, Inc. and its wholly owned subsidiary, Senior-Inet.  Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company sold web sites and advertising to providers of senior resources through May 2010.  Revenue is recognized when earned.  In cases where customers prepay an entire year, revenue is recognized in equal monthly installments.  As of June 30, 2010, there was no unrecognized revenue.

Oil and Gas Properties

The Company has elected to utilize the full cost method of accounting for its oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, will be amortized on the unit-of-production method using estimates of proved reserves.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. The cost of these properties is assessed quarterly, on a property-by-property basis, to determine whether the properties are recorded at the lower of cost or fair market value.

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. The Company has not sold any oil and gas properties.

Fair Value

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  No assets or liabilities have been valued with Level 1 inputs.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.    No assets or liabilities have been valued with Level 2 inputs.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  No assets or liabilities have been valued with Level 3 inputs.

Goodwill and Other Intangible Assets

The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired.  Goodwill is tested for impairment on at least an annual basis at year end or when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

See Note C- Discontinued Operations for further discussion of goodwill impairment.

Impairment or Disposal of Long-Lived Assets

Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  If a long-lived asset ceases to be used, its carrying value shall equal its salvage value.  Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.  An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not.

See Note C- Discontinued Operations for further discussion of disposal of long-lived assets.

Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

Loss Per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period.  There were no common equivalent shares outstanding during the periods ended June 30, 2010 or December 31, 2009.

Related Party Transactions

A related party is generally defined as (i) any person who holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone who directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Note G - Related Party Transactions.

Concentration of Credit Risk

The Company has no significant off balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $100 and $489 as of June 30, 2010 and December 31, 2009, respectively, all of which was fully covered by federal depository insurance.

Reclassification

Certain reclassifications have been made in the 2009 financial statements to conform to the June 30, 2010 presentation.

Beginning with the second quarter of fiscal year 2010, the Company started classifying revenues and expenses related to its Senior-Inet, Inc. disposal group as discontinued operations. Accordingly, the Consolidated Financial Statements have been reclassified for all periods presented to reflect the discontinued operations treatment. Unless noted otherwise, discussions in the Notes to Consolidated Financial Statements pertain to continuing operations.

Recent and Adopted Accounting Pronouncements

The Company has reviewed new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, the Company does not expect that any of the new standards will have a significant impact on its financial statements.

NOTE C – DISCONTINUED OPERATIONS

Effective June 1, 2010, the Company decided to abandon the www.senior-inet.com web portal business due to a lack of success, and new management determining to focus the Company’s efforts to pursue the acquisition, exploration and development of oil and gas properties.  Accordingly, the Company wrote down the carrying value of the web portal business to its salvage value of zero.  The assets and liabilities, the results of operations and cash flows related to the web portal business, which was accounted for in Senior-Inet, Inc. a wholly-owned subsidiary, were classified as discontinued operations during the quarter ended June 30, 2010 and all periods presented herein.  The Senior-Inet, Inc. subsidiary was dissolved effective July 27, 2010.

The assets and liabilities of Senior-Inet, Inc. which were disposed of consisted of the following:

	June 30, 2010	December 31, 2009
ASSETS
Goodwill	$-	$5,071
TOTAL ASSETS	$-	$5,071

CURRENT LIABILITIES
Accrued interest - current	$-	$485

LONG-TERM LIABILITIES
Notes payable	-	1,500
TOTAL LIABILITIES	$-	$3,086

During the three months ended June 30, 2010, the Company recorded a net loss on disposal of the Senior-Inet, Inc., subsidiary of $5,071 which is included under discontinued operations.  Operating results of this discontinued operation for the periods ended June 30, 2010 and December 31, 2009 are shown separately in the accompanying statement of operations as discontinued operations which is comprised of the following:

	Three month periods ended		Six month periods ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
REVENUES	$-		$-

EXPENSES
ISP		300	300	600
Miscellaneous	141	-	141
Impairment on disposal of LT asset	5,071		5,071
Operating expenses	5,212	300	5,512	600
LOSS FROM OPERATIONS	(5,212)	(300)	(5,512)	(600)

OTHER INCOME (EXPENSE)
Loan Interest	-	(20)	(15)	(35)
TOTAL OTHER INCOME (EXPENSE)	-	(20)	(15)	(35)

NET LOSS BEFORE TAXES	$(5,212)	$(320)	$(5,527)	$(635)

NOTE D – EXPLORATION AND OPTION TO ENTER JOINT VENTRUE AGREEMENT

On June 4, 2010, the Company entered into the Exploration and Option to Enter Joint Venture Agreement Redlich Project (the “Agreement”) with Miranda (U.S.A.), Inc., (“Miranda”).

Under the Agreement, the Company and Miranda will provide for the exploration and possible development and mining of minerals on certain unpatented mining claims and to grant the Company the option and right to earn an interest in the unpatented mining claims pursuant to the terms and conditions of the Agreement.  In exchange for the exploration right and possession granted by Miranda, SHI agrees to incur expenditures for exploration and development work in accordance with a four year schedule totaling $3,000,000.  In addition, SHI will issue and deliver to Miranda 200,000 shares of its common stock following execution of the Agreement.  Following the Company’s completion of the four year expenditure and share issuance obligations, the Company will have the option and right to earn a vested 75% interest in the mining claims and property.

The Company may terminate this Agreement at any time on thirty days notice.  Miranda may terminate this Agreement upon the Company’s default of any of its obligations providing that the Company does not cure such defaults within thirty days notice of such defaults.

Prior to beginning any exploration activities on this property, the Company determined not to pursue the mining activities offered by this Agreement.  Additionally, the Company has not issued the 200,000 shares of its common stock to Miranda as specified in the Agreement.  Accordingly, as of June 30, 2010, the Company has not recognized any exploration expenses related to this Agreement.

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

A change of control of the Company took place on May 18, 2010 as a result of acquisition of shares of SIN Holdings, Inc.  Control was assumed from Mr. Steven Sinohui, the former senior executive officer of the Company. Prior to the consummation of the change of control, Mr. Sinohui declared that there were no notes, loans, moneys and/or debt of any kind, due any officers, director, and/or shareholder that shall not be discharged on or prior to the sale of the majority shares of the Company.  Based upon this declaration, the outstanding Promissory Notes totaling $18,800 plus accrued interest of $493 were written-off to additional-paid-in-capital.

NOTE F - STOCKHOLDERS' EQUITY

A change of control of the Company took place on May 18, 2010 as a result of acquisition of shares of SIN Holdings, Inc.  Control was assumed from Mr. Steven Sinohui, the former senior executive officer of the Company. Upon the consummation of the change of control, Mr. Sinohui relinquished his entire interest in the Company comprising of 100,000 share of preferred and 6,000,000 share of common stock.

Mr. James Vandeberg was appointed the Company’s Sole Officer/Director effective May 28, 1020, pursuant to Section 14(f) of the Securities and Exchange Act of 1934, at the conclusion of the 10-day period.  Mr. Vandeberg acquired 5,849,000 shares of common stock on May 18, 2010, of which he canceled 4,250,000 shares.  The 151,000 remaining shares of common stock originally owned by Mr. Sinohui were granted to another party.  The 100,000 shares of preferred stock relinquished by Mr. Sinohui were also canceled.

As a result of canceling the 100,000 shares of preferred stock and 4,250,000 shares of common stock, the Company transferred the par value of the stock recognized upon original issuance of the shares to additional paid-in-capital.  Additionally, the number of shares issues and outstanding were decreased by the respective amounts.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.001.  The preferred stock is non-voting, and has priority in liquidation over outstanding common shares.  As of June 30, 2010, the Company had no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue up to 400,000,000 shares of common stock with a par value of $0.001.  As of June 30, 2010, 3,028,000 shares of common stock were issued and outstanding.

NOTE G- RELATED PARTY TRANSACTIONS

Rent:  The Company’s former sole executive officer, director and shareholder, Steve Sinohui, had been providing office space at no charge to the Company.  For purposes of the financial statements, the Company had been accruing $75 per month as additional paid-in capital for this use.  For the three and six-month periods ended June 30, 2010, the Company recorded $nil (2009: $225) and $225 (2009: $450) in rent expense.

Upon the change of control of management, the law office in which Jim Vandeberg has an office agreed to rent the Company office space at the rate of $500 per month.  For the three and six month period ended June 30, 2010, the Company recorded $950 in rent expense related to this agreement.
Loans to Shareholder:  As of May 18, 2010, the Company had received 27 loans from the controlling shareholder of the Company, Desert Bloom Investments.  The aggregate amount of the notes total $89,000.  The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.  As part of the change of control of the Company transacted on May 18, 2010, Mr. Sinohui declared that there were no notes, loans, moneys and/or debt of any kind, due any officers, director, and/or shareholder that shall not be discharged on or prior to the sale of the majority shares of the Company.  Based upon this declaration, the aggregate outstanding notes to Desert Bloom Investments of $89,000 plus accrued interest of $11,925 net of cash on-hand of $175 were written-off to additional paid-in-capital.

Executive Compensation:  Although Mr. Sinohui had agreed to donate his services to the Company, it was the Company’s intent to compensate Mr. Sinohui with sales commissions at a rate equal to 20% of the gross annualized contract value from each new subscriber, payable monthly over the term of the subscriber’s agreement with the Company.  To date, the Company has not paid any commissions to Mr. Sinohui.

Effective May 18, 2010, the Board of Directors agreed to pay Mr. James Vandeberg $5,000 per month for his services as sole officer and director.  For the three and six month periods ended June 30, 2010, the Company had $7,500 in compensation expense for Mr. Vandeberg.

Legal Expenses:  During the three and six months ended June 30, 2010, the Company incurred $3,145 (2009: nil) and $3,145 (2009: nil), respectively, for legal services rendered by a law firm of which Mr. James Vandeberg is a member.

Accounts Payable: As of June 30, 2010, the Company had a payable totaling $644 to Jim Vandeberg related to a cash advance for opening the corporate bank account and business travel expenses.

NOTE H – SUBSEQUENT EVENTS

On July 9, 2010 the Company received a $250,000 non-interest bearing loan from a shareholder to fund operations.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the six months ended June 30, 2010, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-Q should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-Q. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-Q and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

DESCRIPTION OF THE BUSINESS

SIN Holdings, Inc. and its wholly owned subsidiary, Senior-Inet, Inc. (collectively, the "Company"), were incorporated under the laws of the State of Colorado on November 27, 2000.

The Company has authorized capital of 400,000,000 shares of $0.001 par value common stock, of which 3,028,000 shares are outstanding and 100,000,000 shares of $0.001 par value preferred stock, of which none are outstanding as of June 30, 2010.

A change of control took place on May 18, 2010 as a result of acquisition of shares of SIN Holdings, Inc.  Control was assumed from Steven Sinohui, the former senior executive officer of the Company.  Pursuant to Section 14(f) of the Securities and Exchange Act of 1934, at the conclusion of the 10-day period on May 28, 2010, the Company appointed James Vandeberg as its Sole Officer/Director.  Mr. Vandeberg was granted 5,849,000 shares of common stock on May 18, 2010, of which he canceled 4,250,000 shares.  The 151,000 remaining shares of common stock originally owned by Mr. Sinohui were granted to another party.  The 100,000 shares of preferred stock relinquished by Mr. Sinohui were also canceled.

James Vandeberg is an attorney in Seattle, Washington. He specializes in corporate finance with an emphasis on securities and acquisitions. He was counsel and secretary to two NYSE companies. Mr. Vandeberg is a member and former Director of the American Society of Corporate Secretaries. He graduated from NYU Law School in 1969 where he was a Root-Tilden Scolar and holds a BA degree in accounting. Mr. Vandeberg is a director of REGI US, Inc., IAS Energy, Inc. and ASAP Holdings, Inc., all of which are reporting companies on the OTCBB.

From inception until June 2010, through its wholly-owned subsidiary Senior-Inet, Inc., the Company pursued its original business plan of founding and developing a web portal listing the providers of senior resources across the United States by the community in which those services were provided which enable the seekers of these resources to access the information in an easy manner.  During June 2010, the Company decided to redirect its business focus to the acquisition, exploration and development of oil and gas properties.  As a result, the Senior-Inet, Inc. subsidiary was dissolved.

The Company is currently in process of developing a business plan and raising capital in order to acquire oil and gas properties.

SHAREHOLDER NOTES PAYABLE

Prior to the consummation of the change of control, Mr. Sinohui, the previous majority shareholder and sole executive officer, stated that all notes, loans, moneys and/or debt of any kind, due any officers, director, and/or shareholder would be discharged on or prior to the sale of the majority shares of the Company.  As of May 18, 2010, loans outstanding to the majority shareholder, Desert Bloom Investments, totaled $89,000 plus accrued interest of $11,925.  Additionally, notes payable to shareholders totaled $18,800 plus accrued interest of $493.  These notes payable were issued in February 2002 as part of the debt and equity securities offering.  The total of this indebtedness was $120,217 and was written-off to additional paid-in-capital in May 2010.

CLOSURE OF SENIOR-INET, INC. SUBSIDIARY

As a result of the change in direction of the business from the development of a web portal business to the acquisition, exploration and development of oil and gas properties, the Company decided to abandon the www.senior-inet.com web portal as of June 1, 2010.  The Company fully impaired the asset value resulting in an impairment loss of $5,071 charged to discontinued operations as of June 30, 2010.  Additionally, the Senior-Inet, Inc. subsidiary, which was established to support the web portal business, was dissolved on July 29, 2010.

As the Company has discontinued this operation and has not yet commenced operations around its planned oil and gas venture, its activities will be accounted for as a “Development Stage Company” as of June 1, 2010.

EXPLORATION AND OPTION TO ENTER JOINT VENTURE AGREEMENT

On June 4, 2010, the Company entered into an Exploration and Option to Enter Joint Venture Agreement Redlich Project (the “Agreement”) with Miranda (U.S.A.), Inc. (“Miranda”).

Under the Agreement, the Company and Miranda will provide for the exploration and possible development and mining of minerals on certain unpatented mining claims and to grant the Company the option and right to earn an interest in the unpatented mining claims pursuant to the terms and conditions of the Agreement.  In exchange for the exploration right and possession granted by Miranda, SHI agrees to incur expenditures for exploration and development work in accordance with a four year schedule totaling $3,000,000.  In addition, the Company will issue and deliver to Miranda 200,000 shares of its common stock following execution of the Agreement.  Following the completion of the four year expenditure and share issuance obligations, the Company will have the option and right to earn a vested 75% interest in the mining claims and property.

Prior to beginning any exploration activities on this property, the Company determined not to pursue the mining activities offered by this Agreement.  Additionally, the Company has not issued the 200,000 shares of its common stock to Miranda as specified in the Agreement.  Accordingly, as of June 30, 2010, the Company has not recognized any exploration expenses related to this Agreement.

RESULTS OF OPERATIONS

The Company was not profitable during the six month periods ended June 30, 2010 and June 30, 2009.

The Company had no revenues from continuing operations for the three and six month periods ended June 30, 2010 and no revenues for the same three and six month periods ended June 30, 2009.

General and administrative expenses from continuing operations for the three and six month periods ended June 30, 2010 were $20,200 and $20,756 compared to $1,266 and $8,219 for the same periods in 2009.  Expenses consisted of general corporate administration.  The increase is due to the Company incurring compensation expense for the first time in its history and due to legal and filing fees from increase business activities.

Other income and expenses from continuing operations for the three and six month periods ended June 30, 2010 were $nil and $1,345 compared to $1,294 and $2,513 for the same periods in 2009.  These amounts primarily represent interest expense on debt.

Because of the foregoing factors, the Company realized a net loss of $25,412 and $27,628 for the three and six month periods ended June 30, 2010 as compared to net loss of $2,880 and $11,367 for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, the Company had total assets consisting of $100 cash on hand.  Current liabilities consisted of accounts payable of $20,383.  The Company has financed its operations from loans from its previous majority stockholder.

The previous controlling shareholder, Desert Bloom Investments, which is owned by Steve Sinouhui, stated that all loans, notes and/or debt to shareholders would be discharged on or prior to the change of control of the Company.  As of May 18, 2010, loans outstanding to shareholders, Desert Bloom Investments, totaled $89,000 plus accrued interest of $11,924.  Additionally, notes payable to shareholders totaled $18,800 plus accrued interest of $493.  These notes were issued in February 2002 as part of the debt and equity securities offering.  The total of this indebtedness was $120,217 and was written-off to additional paid-in-capital.

On July 9, 2010, a shareholder provided a loan for $250,000 to the Company.  This note bears no interest.  The Company plans to fund operations and investments to support their new business plan from this cash. The Company has reason to believe the stockholder will support additional capital requirements when needed.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is confined to its cash equivalents and short-term investments. The Company invests in high-quality financial instruments; primarily money market funds, federal agency notes, and US Treasury obligations, with the effective duration of the portfolio within one year which it believes are subject to limited credit risk. The Company currently do not hedge interest rate exposure. Due to the short-term nature of its investments, the Company does not believe that it has any material exposure to interest rate risk arising from its investments.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2010 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS

3.1	Articles of Incorporation (Exhibit 3.1). Form 10-SB filing date April 25, 2002
3.2	Amended By-laws (Exhibit 3.1). Form 8-K filing date January 30, 2007.
10.1	Exploration and Option to Enter joint Venture Agreement Redlich Project (Exhibit 10.2). Form 8-K filing date of June 18, 2010.
31.1*	Certification by Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed here within.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2010	SIN HOLDINGS, INC.
/s/ James Vandeberg
By:
James Vandeberg President, Chief Executive Officer, Chief Financial Officer and Director