Form 10-Q
period 2010-09-30
SIN HOLDINGS INC
filed 2010-11-15
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number 000-49752

LEGEND OIL AND GAS, LTD.

(Formerly SIN Holdings, Inc.)
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
Yes ☐  No ☐ Not Applicable ☒

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

The Company had 60,560,000 shares of its $.001 par value common stock outstanding as of November 8, 2010.

FORM 10-Q

LEGEND OIL AND GAS, LTD
(Formerly SIN HOLDINGS, INC.)

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGEND OIL AND GAS LTD.
(Formerly SIN Holdings, Inc. )
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$182,399	$489
Prepaid expenses	13,419	-
Total Current Assets	195,818	489

Other Assets
Assets of discontinued operations (Note C)	-	5,071
Total Other Assets	-	5,071

TOTAL ASSETS	$195,818	$5,560

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$10,431	$1,625
Deposit	250,000
Accrued interest - offering notes	-	1,515
Currentl liabilities of discontinued operations	-	485
Total Current Liabilities	260,431	3,625

Long Term Liabilities
Loan from shareholder (Note G)	-	85,000
Accrued interest - shareholder loan	-	11,058
Notes payable - offering (Note - E)	-	17,300
Notes payable of discontinued operations	-	1,500
Total Liabilities	260,431	118,483

Stockholders' Equity (Deficit) (Note- F)
Preferred stock, $0.001 par value, 100,000,000 shares
authorized; issued and oustanding: nil (2009: 100,000)	-	100
Common stock, $0.001 par value; 400,000,000 share
authorized; issued and oustanding: 60,560,000 (2009: 145,560,000)	60,560	145,560
Additional paid In capital	82,272	(123,096)
Accumulated deficit	(207,445)	(135,487)
Total Stockholders' Equity (Deficit)	(64,613)	(112,923)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT )	$195,818	$5,560

(The accompanying notes are an integral part of these financial statements)

LEGEND OIL AND GAS LTD.
(Formerly SIN Holdings, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
					Cumulative
					since inception of
					Development Stage
	For the Three Months Ended		For the Nine Months Ended		June 1, 2010
	September 30,	September 30,	September 30,	September 30,	through
	2010	2009	2010	2009	September 30, 2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Bank service charges	53	3	58	9	53
Professional fees	17,254	750	27,999	7,563	27,999
Managemet fees	21,300	-	28,800	-	28,800
Travel fees	3,314	-	3,314	-	3,314
Office and administration fees	533	-	1,095	13	1,077
Rent	1,300	225	2,475	675	2,250
Transfer fees	845	225	1,614	1,162	1,314
Operating expenses	44,599	1,203	65,355	9,422	64,807

LOSS FROM OPERATIONS	(44,599)	(1,203)	(65,355)	(9,422)	(64,807)

OTHER INCOME (EXPENSE)
Finance charges	-	-	-	(2)	-
Interest income	269	-	269	-	269
Loan interest	-	(1,326)	(1,345)	(3,837)	-
Total other income (expense)	269	(1,326)	(1,076)	(3,839)	269

NET LOSS FROM CONTINUING OPERATIONS	(44,330)	(2,529)	(66,431)	(13,261)	(64,538)

Loss from operations of discontinued operations	-	(315)	(5,527)	(950)	-

Net loss attributable to common stockholders	$(44,330)	$(2,844)	$(71,958)	$(14,211)	$(64,538)

Basic and diluted Earnings (Loss) Per Share
Continuing opertions	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	$-	$(0.00)	$(0.00)	$(0.00)
Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	60,560,000	145,560,000	103,527,033	145,560,000

(The accompanying notes are an integral part of these financial statements)

LEGEND OIL AND GAS LTD.
(Formerly SIN Holdings, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
							Total
	Common Stock		Preferred Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	(deficit)	Equity

Balance, December 31, 2008	145,560,000	$145,560	100,000	$100	$(123,996)	$(117,627)	$(95,963)

Shareholder contribution, rent	-	-	-	-	900	-	900

Net income, year ended December 31, 2009	-	-	-	-	-	(17,860)	(17,860)

Balance, December 31, 2009	145,560,000	145,560	100,000	100	(123,096)	(135,487)	(112,923)

Shareholder contribution, rent	-	-	-	-	225	-	225

Wrtie-off of loans and interests from shareholder	-	-	-	-	120,043	-	120,043

Cancellation of stock by a shareholder	(85,000,000)	(85,000)	(100,000)	(100)	85,100	-	-

Net loss, nine months ended September 30, 2010	-	-	-	-	-	(71,958)	(71,958)

Balance, September 30, 2010	60,560,000	$60,560	-	$-	$82,272	$(207,445)	$(64,613)

(The accompanying notes are an integral part of these financial statements)

LEGEND OIL AND GAS LTD.
(Formerly SIN Holdings, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			since inception of
			Development Stage
	For the nine-months ended		June 1, 2010
	September 30,	September 30,	through
	2010	2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(71,958)	$(14,211)	$(64,538)
Net loss from discontinued operations	5,527	950	-
Adjustments to reconcile net loss to net cash
Rent	225	675	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(13,419)	-	(13,419)
Increase (decrease) in accounts payable	8,806	750	10,356
Increase in deposits	250,000	-	250,000
Increase (decrease) in accrued interest on notes payable - offering	(1,518)	1,821	-
Increase (decrease) in accrued interest - shareholder notes	866	-	-
Net cash provided by (used in) continuing operations	178,529	(10,015)	182,399
Net cash used in discontinued operations	(454)	(950)	-
Net cash provided by (used in) operating activities	178,075	(10,965)	182,399

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment notes payable	-	(376)	-
Loan from shareholder	3,835	11,000	-
Net cash flows from financing activities	3,835	10,624	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	181,910	(341)	182,399

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	489	859	-
END OF PERIOD	$182,399	$518	182,399

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$2,000	$2,066	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCOUSRE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES :
Write-off shareholders loan and accrued interest	100,925	-	$-
Write-off of notes payable and accrued interest	19,293	-	$-

The accompanying notes are an integral part of the consolidated financial statements

LEGEND OIL AND GAS, LTD.
(Formerly SIN HOLDINGS, INC.)
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended September 30, 2010
(Unaudited)

NOTE A – ORGANIZATION AND NATURE OF OPERATIONS

Description of Business

Legend Oil & Gas, Ltd. (formerly SIN Holdings, Inc). and its wholly owned subsidiary, Senior-Inet, Inc. (collectively, the "Company"), were incorporated under the laws of the State of Colorado on November 27, 2000.

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

A change of control of the Company took place on May 18, 2010 as a result of acquisition of shares of Legend Oil and Gas, Ltd. (formerly SIN Holdings, Inc.)  Control was assumed from Mr. Steven Sinohui, the former senior executive officer of the Company. Upon the consummation of the change of control, Mr. Sinohui relinquished his entire interest in the Company comprising of 100,000 share of preferred and 6,000,000 share of common stock.

Since the change of control in May 2010 of the Company, management has been developing a business plan and raising capital to acquire oil and gas properties.

On October 4, 2010, the Company received a written consent from certain of its major shareholders who were able to direct the vote of 1,599,000 shares of common stock, representing approximately 52.81% of the then total issued and outstanding common stock, to adopt and approve: (i) a forward stock split by distributing twenty shares for each one share outstanding on October 5, 2010; and (ii) an amendment to the Company’s Articles of Incorporation changing the name of the Company to Legend Oil and Gas Ltd.  On October 4, 2010, the Board of Directors of the Company also approved the foregoing actions to be taken by the Company.

On November 8, 2010, the Company effected the stock split by issuing nineteen certificates for each one share of common stock outstanding on October 5, 2010.  The forward stock split did not affect the number of authorized shares or the par value of the common stock.  Immediately after the stock split, the Company had an authorized capital of 400,000,000 shares of $0.001 par value common stock, of which 60,560,000 shares were outstanding.  Additionally the Company had 100,000,000 shares of $0.001 par value preferred stock of which none were outstanding.   For further information see “Note F - Stockholders’ Equity (Deficit).”

On November 8, 2010, the name change of the Company became effective and changed to Legend Oil and Gas, Ltd. to more accurately reflect the Company’s current business focus which is the exploration of oil and gas reserves. The Board of Directors believes that there is confusion caused in the case where the primary business activity of the Company has nothing to do with the name of the Company. Accordingly, changing the name of the Company should alleviate any further confusion in the marketplace.  The Board of Directors amended the Articles of Incorporation with the Secretary of State of Colorado to reflect the name change.

Mitigation of Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has experienced recurring losses resulting primarily from the lack of revenues. The negative operating cash flows have been funded primarily with loans from the Company's previous majority shareholder. As discussed in Notes E and G, the Company had outstanding a loan of $89,000 to its previous majority shareholder as well as notes payable plus accrued interest totaling $19,293 to minority shareholders. A change of control took place on May 18, 2010 as a result of acquisition of shares; control was assumed from, the former senior executive officer and majority shareholder, Steven Sinohui. As part of this change of control all debt outstanding to shareholders was forgiven. In July 2010, the Company received a deposit totaling $250,000 from a potential investor to support the Company’s new business venture of acquisition and development of oil and gas properties.  Subsequent to the quarter ended September 30, 2010, the Company entered into a subscription agreement for $650,000 which was used to acquire oil and gas properties (see “Note G: Subsequent Events” for further information).

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

Management’s Representation of Interim Financial Information

Legend Oil and Gas, Ltd. (formerly SIN Holdings, Inc.) has prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements include all of the adjustments that, in the opinion of management, are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2009 included in the Annual Report on Form 10-K and associated amendments for the year then ended.  The results of operations for the periods presented are not necessarily indicative of the results that can be expected for the full year.

Principles of Consolidation

The consolidated financial statements for the nine months ended September 30, 2010 include the accounts of Legend Oil and Gas, Ltd. and its wholly owned subsidiary, Senior-Inet. Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company sold web sites and advertising to providers of senior resources through May 2010.  Revenue is recognized when earned.  In cases where customers prepay an entire year, revenue is recognized in equal monthly installments.  As of September 30, 2010, there was no unrecognized revenue.

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

Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.  The amounts owed on notes payable also approximate fair value, because the interest rates and terms are offered to the Company at current market rates. On long term debt that is interest free or with below market interest rates an imputed interest rate is used to discount the liabilities.

Loss Per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period. There were no common equivalent shares outstanding during the periods ended September 30, 2010 or December 31, 2009.

Reclassification

Certain reclassifications have been made in the 2009 financial statements to conform to the September 30, 2010 presentation.

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

Concentration of Risk

The Company has no significant off balance sheet concentrations of credit risk such as foreign exchange contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $182,399 and $489 at September 30, 2010 and December 31, 2009, respectivey, all of which were fully covered by federal depository insurance.

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

The major components of assets and liabilities presented separately in the Consolidated Balance Sheets as discontinued operations are outlined below.

	September 30, 2010	December 31, 2009
ASSETTS
Goodwill	$-	$5,071
CURRENT LIABILITIES
Accrued interest – current	$-	$485
LONG-TERM LIABILITIES
Notes payable	$-	$1,500

The Company recorded a net loss on disposal of the Senior-Inet, Inc., subsidiary of $5,071 which represents goodwill.  The charge was recorded in the second quarter of fiscal year 2010 and is reflected as a component of loss from discontinued operations.  The following table summarizes Senior-Inet, Inc.’s operating results for the nine month periods ended September 30, 2010 and 2009, which are presented in loss from discontinued operations, in the Consolidated Statements of Operations:

	Three month periods ended		Nine month periods ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
REVENUES	$-		$-

EXPENSES
ISP	-	300	300	900
Miscellaneous	-	-	141	-
Impairment on disposal of subsidiary	-	-	5,071	-
Operating expenses	-	300	5,512	900
LOSS FROM OPERATIONS	-	(300)	(5,512)	(900)

OTHER INCOME (EXPENSE)
Loan Interest	-	(15)	(15)	(50)
TOTAL OTHER INCOME (EXPENSE)	-	(15)	(15)	(50)

NET LOSS BEFORE TAXES	$-	$(315)	$(5,527)	$(950)

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

Prior to beginning any exploration activities on this property, the Company determined not to pursue the mining activities offered by this Agreement.  Additionally, the Company has not issued the 200,000 shares of its common stock to Miranda as specified in the Agreement.  Accordingly, as of September 30, 2010, the Company has not recognized any exploration expenses related to this Agreement.

NOTE E - OFFERING OF DEBT AND EQUITY SECURITIES

On December 14, 2001, Legend Oil and Gas, Ltd. commenced an offering of Units pursuant to the Securities Act of 1933 and Regulation A promulgated thereunder.  Each Unit had an offering price of $100 and consisted of one three-year promissory note in the principal amount of $94 with simple interest at 10.64% per annum, plus 6,000 shares of common stock offered at $0.001 per share (an aggregate price of $6.00 for the 6,000 shares).  Price per share for the common stock was determined in reference to the previous sale of common stock for cash.

The Company closed its offering February 19, 2002 after receiving subscriptions for 213 Units, or an aggregate of $20,022 in Promissory Notes.  The maturity date of the promissory notes was three years from the date of the closing of the offering for the sale of the minimum units offered (200 units), or February 19, 2005.  The notes became due on February 19, 2005.  The Company entered into extension agreements with all but two of the Note Holders.  The Note Holders agreed to extend the notes until February 19, 2007.  The Company repaid the two Note Holders that did not return their extension agreements.  On January 30, 2007, the Company again requested the Note Holders to extend their promissory notes for another two years.  Of the 15 Note Holders, eight chose to extend their notes.  The principal amount of the notes that were extended until February 19, 2009 aggregated $19,176.  The Company repaid the seven Note Holders that elected not to extend their notes.  On December 15, 2008, the company entered into extension agreements with four of the eight remaining Note Holders.  The Note Holders agreed to extend the notes until February 19, 2011.  The four Note Holders that did not return the extension agreements were paid accrued interest from January 1, 2009 through September 30, 2009, plus principal.  These principal payments aggregate $376 and accrued interest on this amount through September 30, 2009 was $19.84.  As of March 31, 2010, the Company owed $493 in interest on the notes.

The Company incurred a total of $12,939 in professional fees directly related to the offering, which were offset against additional paid in capital.

A change of control of the Company took place on May 18, 2010 as a result of acquisition of shares of Legend Oil and Gas, Ltd. Control was assumed from Mr. Steven Sinohui, the former senior executive officer of the Company. Prior to the consummation of the change of control, Mr. Sinohui declared that there were no notes, loans, moneys and/or debt of any kind, due any officers, director, and/or shareholder that shall not be discharged on or prior to the sale of the majority shares of the Company.  Based upon this declaration, the outstanding Promissory Notes totaling $18,800 plus accrued interest of $493 were written-off to additional-paid-in-capital.

NOTE F - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock Forward Stock Split

On October 4, 2010, the Company received a written consent from certain of its major shareholders who were able to direct the vote of 1,599,000 shares of common stock, representing approximately 52.81% of the then total issued and outstanding common stock, to adopt and approve: (i) a forward stock split by distributing twenty shares for each one share outstanding on October 5, 2010; and (ii) an amendment to the Company’s Articles of Incorporation changing the name of the Company to Legend Oil and Gas, Ltd.  For further information regarding the name change refer to footnote “Note A - Organization and Nature of Operations.” On October 4, 2010, the Board of Directors of the Company also approved the foregoing actions to be taken by the Company.  The stock split was effective on November 8, 2010.

The forward stock split did not affect the par value or the authorized shares of the common stock which remain at $0.001 per share and 400,000,000 share of authorized common stock.  As of September 30, 2010, 60,560,000 shares of common stock were issued and outstanding which reflects the forward stock split for shareholders of record on October 5, 2010.

The number of shares referred to in these financial statements has been restated wherever applicable to give retroactive effect to the increase in the number of share outstanding due to this action.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.001.  The preferred stock is non-voting, and has priority in liquidation over outstanding common shares.  As of September 30, 2010, the Company had no shares of preferred stock issued or outstanding.

Change of Control
A change of control of the Company took place on May 18, 2010 as a result of acquisition of shares of Legend Oil and Gas, Ltd. Control was assumed from Mr. Steven Sinohui, the former senior executive officer of the Company. Upon the consummation of the change of control, Mr. Sinohui relinquished his entire interest in the Company comprising of 100,000 share of preferred and 6,000,000 share of common stock.

Mr. James Vandeberg (“Mr. Vandeberg”) was appointed the Company’s Sole Officer/Director effective May 28, 2010, pursuant to Section 14(f) of the Securities and Exchange Act of 1934, at the conclusion of the 10-day period.  Mr. Vandeberg acquired 5,849,000 shares of common stock on May 18, 2010, of which he canceled 4,250,000 shares for a remainder of 1,599,000.  The 151,000 remaining shares of common stock originally owned by Mr. Sinohui were granted to another party.  The 100,000 shares of preferred stock relinquished by Mr. Sinohui were also canceled.

As a result of canceling the 100,000 shares of preferred stock and 4,250,000 shares of common stock, the Company transferred the par value of the stock recognized upon original issuance of the shares to additional paid-in-capital.  Additionally, the number of shares issues and outstanding were decreased by the respective amounts.

On September 1, 2010, Mr. Vandeberg submitted his resignation as President of the Company and remains as Chief Financial Officer, Secretary and Director of the Company.  On September 1, 2010 the Board of Directors appointed Mr. Vandeberg to the position of Vice President.  No employment agreement has been signed between the Company and Mr. Vandeberg.  The Board has agreed to continue to pay Mr. Vandeberg $5,000 per month for his services.

On September 1, 2010, the Board appointed Mr. Marshall Diamond-Goldberg (“Mr. Diamond-Goldberg”) to its Board and to the position of President.  The Company entered into a consulting agreement with Mr. Diamond-Goldberg pursuant to which he provides technical and business advisory services.  The term of the contract is one year from the commencement date of September 1, 2010, with automatic renewal on the anniversary date unless termination is received by either party.  Mr. Diamond-Goldberg will be paid $6,300 per month for the first four months of the contract which will increase to $8,000 per month commencing in January 2011.

Subsequent to the appointment of Mr. Diamond-Goldberg, Mr. Vandeberg relinquished a portion of his 1,599,000 shares of common stock gifting 605,600 shares to Mr. Diamond-Goldberg and an additional 397,800 shares of common stock to other parties.

NOTE G - RELATED PARTY TRANSACTIONS

Rent: The Company’s former sole executive officer, director and shareholder, Steve Sinohui, had been providing office space at no charge to the Company. For purposes of the financial statements, the Company had been accruing $75 per month as additional paid-in capital for this use. For the three and nine month periods ended September 30, 2010, the Company recorded $nil (2009: $225) and $225 (2009: $625) in rent expense.

Upon the change of control of management, the law office in which Mr. Vandeberg, Chief Financial Officer, Secretary and Director, has an office agreed to rent the Company office space at the rate of $500 per month.  For the three and nine month periods ended September 30, 2010, the Company recorded $800 and $1,750 in rent expense related to this agreement.

Loans from Shareholder:  As of May 18, 2010, the Company had received 27 loans from the controlling shareholder of the Company, Desert Bloom Investments.  The aggregate amount of the notes total $89,000.  The notes bear no interest unless not paid, in which case interest will be charged at the rate of 10% annually.  As part of the change of control of the Company transacted on May 18, 2010, Mr. Sinohui declared that there were no notes, loans, moneys and/or debt of any kind, due any officers, director, and/or shareholder that shall not be discharged on or prior to the sale of the majority shares of the Company.  Based upon this declaration, the aggregate outstanding notes to Desert Bloom Investments of $89,000 plus accrued interest of $11,925 net of cash on-hand of $175 were written-off to additional paid-in-capital.

Executive Compensation:  For the three and nine month periods ended September 30, 2010, the Company incurred $15,000 (2009: nil) and $22,500 (2009: nil) in compensation expense for Mr. Vandeberg, Chief Financial Officer, Secretary and Director of the Company.

For the three and nine month periods ended September 30, 2010, the Company incurred $6,300 (2009: nil) and $6,300 (2009: nil) in compensation expense for Mr. Diamond-Goldberg, President and director of the Company.

The Company’s previous President, Treasurer, Secretary and Director, Mr. Steven Sinohui, had agreed to donate his services to the Company.  It was the Company’s intent to compensate Mr. Sinohui with sales commissions at a rate equal to 20% of the gross annualized contract value from each new subscriber, payable monthly over the term of the subscriber’s agreement with the Company.  As of May 18, 2010, the date of change of control, the Company had not paid any commissions to Mr. Sinohui.

Legal Expenses:  During the three and nine months ended September 30, 2010, the Company incurred $3,085 (2009: nil) and $6,230 (2009: nil), respectively, for legal services rendered by a law firm of which Mr. Vandeberg is a member.

NOTE H – SUBSEQUENT EVENTS

On October 20, 2010 the Company entered into an agreement to acquire the entire working interest representing eighty-seven and one half percent (87.5%) of the revenue interest in nine oil and gas leases owned by Piqua Petro, Inc.  In consideration for the acquisition, the Company paid $625,000 upon the completion of the transaction which was October 29, 2010.

On October 26, 2010, the Company sold 1,300,000 Units to a foreign investor in exchange for $650,000, or a per Unit price of $0.50.  One Unit consists of one share of restricted common stock and one warrant to purchase an additional share of common stock at $0.50 per share for a period of 3 years.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the nine months ended September 30, 2010, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

DESCRIPTION OF THE BUSINESS

Legend Oil and Gas, Ltd. (formerly SIN Holdings, Inc) and its wholly owned subsidiary, Senior-Inet, Inc. (collectively, the "Company"), were incorporated under the laws of the State of Colorado on November 27, 2000.

A change of control took place on May 18, 2010 as a result of acquisition of shares of Legend Oil and Gas, Ltd. Control was assumed from Mr. Steven Sinohui, the former senior executive officer of the Company.  Pursuant to Section 14(f) of the Securities and Exchange Act of 1934, at the conclusion of the 10-day period on May 28, 2010, the Company appointed Mr. James Vandeberg as its Sole Officer/Director.  Mr. Vandeberg was granted 5,849,000 shares of common stock on May 18, 2010, of which he canceled 4,250,000 shares.  The 151,000 remaining shares of common stock originally owned by Mr. Sinohui were granted to another party.  The 100,000 shares of preferred stock relinquished by Mr. Sinohui were also canceled.

From inception to June 2010, through its wholly-owned subsidiary Senior-Inet, Inc., the Company pursued its original business plan of founding and developing a web portal listing the providers of senior resources across the United States by the community in which those services were provided which enable the seekers of these resources to access the information in an easy manner.  During June 2010, the Company decided to redirect its business focus to the acquisition, exploration and development of oil and gas properties.  As a result, the Senior-Inet, Inc. subsidiary was dissolved.

On October 4, 2010, the Company received a written consent from certain of its major shareholders who were able to direct the vote of 1,599,000 shares of common stock, representing approximately 52.81% of the then total issued and outstanding common stock, to adopt and approve: (i) a forward stock split by distributing twenty shares for each one share outstanding on October 5, 2010; and (ii) an amendment to the Company’s Articles of Incorporation changing the name of the Company to Legend Oil and Gas Ltd.  On October 4, 2010, the Board of Directors of the Company also approved the foregoing actions to be taken.

On November 8, 2010, the Company effected the stock split by issuing nineteen certificates for each one share outstanding on October 5, 2010.  The forward stock split did not affect the number of authorized shares or the par value of the common stock.  Immediately after the stock split, the Company had an authorized capital of 400,000,000 shares of $0.001 par value common stock, of which 60,560,000 shares were outstanding.  Additionally the Company had 100,000,000 shares of $0.001 par value preferred stock of which none were outstanding.

On November 8, 2010, the name change of the Company became effective and changed to Legend Oil and Gas, Ltd. to more accurately reflect the Company’s current business focus which is the exploration of oil and gas reserves. The Board of Directors believes that there is confusion caused in the case where the primary business activity of the Company has nothing to do with the name of the Company. Accordingly, changing the name of the Company should alleviate any further confusion in the marketplace.  The Board of Directors amended the Articles of Incorporation with the Secretary of State of Colorado to reflect the name change.

Since the change of control in May 2010 of the Company, management has been developing a business plan and raising capital to acquire oil and gas properties.

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

Prior to beginning any exploration activities on this property, the Company determined not to pursue the mining activities offered by this Agreement.  Additionally, the Company has not issued the 200,000 shares of its common stock to Miranda as specified in the Agreement.  Accordingly, as of September 30, 2010, the Company has not recognized any exploration expenses related to this Agreement.

RESULTS OF OPERATIONS

Beginning June 2010, the Company began a transition of its business from providing a web portal supporting senior services to the acquisition, exploration and development of oil and gas properties.  The Company generated no revenue from its inception to June 2010 from its web portal business.  Since June 2010 the Company has been focusing its efforts on developing a business plan and obtaining funding.  Accordingly, as of September 30, 2010, the Company has not generated any revenues from its oil and gas business.

Three-months ended September 30, 2010 compared to the three-months ended September 30, 2009

	Three Months Ended
	September 30,		Increase
	2010	2009	(Decrease)

REVENUES	$-	$-	$-

EXPENSES
Bank service charges	53	3	50
Professional fees	17,254	750	16,504
Managemet fees	21,300	-	21,300
Travel fees	3,314	-	3,314
Office and administration fees	533	-	533
Rent	1,300	225	1,075
Transfer fees	845	225	620
Operating expenses	44,599	1,203	43,396

LOSS FROM OPERATIONS	(44,599)	(1,203)	(43,396)

OTHER INCOME (EXPENSE)
Interest income	269	-	269
Loan interest	-	(1,326)	1,326
Total other income (expense)	269	(1,326)	1,595

NET LOSS FROM CONTINUING OPERATIONS	$(44,330)	$(2,529)	$(41,801)

Total operating expenses from continuing operations for the three-months ended September 30, 2010 and 2009 were $44,599 and $1,203, respectively, for an increase of $43,396.  The largest components of the operating expenses increase were management and professional fees contributing $21,300 and $16,504 respectively.  Management fees increased due to paying compensation to the executive staff for the first time in the Company’s history.  Professional fees increased due to increased legal, external audit, and accounting expenses as a result of changing business strategy and hiring a contract accountant.

During the three months ended September 30, 2010, other income and expense increased a total of $1,595 which is comprised of an increase of $269 of interest income earned from cash deposits, and a decreaseof $1,326 in interest expense due to the forgiveness of Shareholder loans in May 2010 as part of the change in control of the Company.

Nine-months ended April 30, 2010 compared to the nine-months ended April 30, 2009

	Nine Months Ended
	September 30,		Increase
	2010	2009	(Decrease)
REVENUES	$-	$-	$-

EXPENSES
Bank service charges	58	9	49
Professional fees	27,999	7,563	20,436
Managemet fees	28,800	-	28,800
Travel fees	3,314	-	3,314
Office and administration fees	1,095	13	1,082
Rent	2,475	675	1,800
Transfer fees	1,614	1,162	452
Operating expenses	65,355	9,422	55,933

LOSS FROM OPERATIONS	(65,355)	(9,422)	(55,933)

OTHER INCOME (EXPENSE)
Finance charges	-	(2)	2
Interest income	269	-	269
Loan interest	(1,345)	(3,837)	2,492
Total other income (expense)	(1,076)	(3,839)	2,763

NET LOSS FROM CONTINUING OPERATIONS	$(66,431)	$(13,261)	$(53,170)

Total operating expenses from continuing operations for the nine-months ended September 30, 2010 and 2009 were $65,355 and $9,422, respectively, for an increase of $55,933.  The largest components of the operating expenses increase were management and professional fees contributing $28,800 and $20,436 respectively.  Management fees increased due to paying compensation to the executive staff for the first time in the Company’s history.  The increase in professional fees is due to increased legal, external audit, and accounting expenses as a result of changing business strategy and hiring a contract accountant.

During the nine-months ended September 30, 2010, other income and expenses inccreased a total of $2,763 which represents an increase of $269 from interest income earned from cash on hand, an increase of $2 in finance charges, and a decrease of $2,492 in loan interest expense due to the forgiveness of Shareholder loans in May 2010 as part of the change in control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-months ended September 30, 2010, net cashed provided by operations was $178,075 representing an $189,040 increase compared to the net cash used in operation of $10,965 for the same period in 2009.  Since the Company’s inception, it has not generated cash from operations.  During the quarter ended September 30, 2010 cash was generated from operations due to a deposit received from a potential investor.  As of September 30, 2010, total assets were $195,818 consisting of $182,399 in cash and $13,419 in prepaid assets.  Total liabilities were $260,431 which represents $10,431 accounts payable and $250,000 in deposits.

During the nine-months ended September 30, 2010, net cash provided by financing activities was $3,835 which represents a decrease of $6,789 for the same period in 2009.

Subsequent to the quarter ended September 30, 2010, the Company sold 1,300,000 Units to a foreign investor in exchange for $650,000, or a per Unit price of $0.50.  One Unit consists of one share of restricted common stock and one warrant to purchase an additional share of common stock at $0.50 per share for a period of 3 years.

The Company plans to fund future operations from the oil and gas properties acquired on October 29, 2010 and has provided financing for the acquisitions of oil and gas properties from the subscription agreement entered into on October 26, 2010.

During the nine-months ended September 30, 2010 and 2009, the Company had no investing activities.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is confined to its cash equivalents and short-term investments. The Company invests in high-quality financial instruments; primarily money market funds, federal agency notes, and US Treasury obligations, with the effective duration of the portfolio within one year which it believes are subject to limited credit risk. The Company currently does not hedge interest rate exposure. Due to the short-term nature of its investments, the Company does not believe that it has any material exposure to interest rate risk arising from its investments.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2010 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

3.1	Articles of Incorporation (Exhibit 3.1). Form 10-SB filing date April 25, 2002
3.2	Amended By-laws (Exhibit 3.1). Form 8-K filing date January 30, 2007.
3.3	Amended Articles of Incorporation. Form 8-K filing date October 6, 2010
10.1	Exploration and Option to Enter joint Venture Agreement Redlich Project (Exhibit 10.2). Form 8-K filing date of June 18, 2010.
10.2	Agreement for Purchase and Sale (Exhibit 10.3). Form 8-K filing date of November 4, 2010.
31.1*	Certification by the President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the President Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer and Secretary Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed here within.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2010	LEGEND OIL AND GAS, LTD.
/s/ Marshall Renny Diamond Goldberg
By:
Marshall Renny Diamond Goldberg President and Director

Dated: November 15, 2010	LEGEND OIL AND GAS, LTD.
/s/ James Vandeberg
By:
James Vandeberg Vice President, Chief Financial Officer, Secretary and Director