Form 10-K
period 2010-12-31
Legend Oil & Gas, Ltd.
filed 2011-03-31
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-49752

LEGEND OIL AND GAS, LTD.

(Formerly SIN Holdings, Inc.)
(Exact name of registrant as specified in its charter)

Colorado	84-1570556
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

601 Union Street, Suite 4500, Seattle WA	98101
(Address of principal executive offices)	(Zip Code)

(206) 838-9735
(Registrant’s telephone number, including area code)

2789 S. Lamar Street, Denver, CO  80227
(Former address if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share
(Title of Class)
Over The Counter Bulletin Board (OTCBB)
(Name of exchange on which registered)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date file required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Section232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐    No ☐    N/A ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No  ☒

As of June 30, 2010, the aggregate market value of the voting and nonvoting equity held by non-affiliates of the registrant was $nil based on shareholders' equity in the registrant’s June 30, 2010 balance sheet. Shares of common stock held by each officer and director and by each person who owned five percent or more of the outstanding shares of common stock have been excluded from this calculation as such persons may be considered to be affiliated with the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 25, 2011, there were 62,660,000 shares of the registrant’s $0.001 par value Common Stock outstanding.

Documents incorporated by reference:  None.

LEGEND OIL AND GAS, LTD.

INDEX
to Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2010

PART I

Item 1.                  Business

Forward-Looking Statements

Except for historical information, the following annual report on Form 10-K (“Annual Report”) contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, include statements regarding, among other things, (a) discussions about oil exploration and extraction, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “plan”, “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Annual Report under the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under the section herein entitled “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur as projected.

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.  As used in this Annual Report, the terms “we,” “us,” “our” and the “Company” mean Legend Oil and Gas, Ltd. (formerly SIN Holdings, Inc.), unless otherwise indicated.

Background

Legend Oil and Gas, Ltd. was incorporated under the laws of the State of Colorado on November 27, 2000. The Company is an oil and gas exploration, development and production company.

From its inception until June 2010, the Company pursued its original business plan of developing a web portal listing senior resources across the United States through its wholly-owned subsidiary Senior-Inet, Inc. On May 18, 2010, Desert Bloom Investments, Inc., a company wholly-owned by Mr. Steve Sinohui, divested its majority interest in the Company, which consisted of 6,000,000 shares of common stock, representing 82.4% of the issued and outstanding common stock of the Company, and 100,000 shares of preferred stock, representing 100% of the issued and outstanding preferred stock of the Company. This transfer of ownership was accomplished by a private transaction, in the form of a stock purchase agreement, between Desert Bloom Investments, Inc. and Mr. James Vandeberg, whereby all of the shares of the Company held by Desert Bloom Investments, Inc. were sold to Mr. Vandeberg. Since this resulted in a change of control of the Company, the Board of Directors and the majority shareholder of the Company, Desert Bloom Investments, Inc., voted to approve the transaction by written consent prior to its consummation. An information statement was sent to each shareholder of record of the Company informing them of the change of control.

Prior to the change of control, Mr. Sinohui served as the Company’s sole executive officer and director. Immediately after the change of control, Mr. Vandeberg became the sole executive officer of the company and a director and in September 2010, Mr. Vandeberg resigned as President of the Company and Mr. Marshall Diamond-Goldberg was immediately thereafter appointed President, and elected to serve as a director, of the Company. Mr. Vandeberg was appointed Vice President of the Company and remained its Chief Financial Officer and Secretary. With the change of control, the Company’s Board of Directors decided to explore new business opportunities that it believed would be more beneficial to the Company’s shareholders than the Senior-Inet, Inc. business plan.

In order to attract investment capital to fund the Company’s new business plan, on October 1, 2010, Mr. Vandeberg transferred, in lieu of the Company issuing additional shares, 605,600 shares of common stock of the Company held by him to Marlin Consulting Corp., in accordance with the Consulting Services Agreement entered into between Marlin Consulting Corp., an entity wholly-owned by Mr. Diamond-Goldberg, and the Company, which represented an approximately 20% ownership interest in the Company. In furtherance of the possibility of raising capital, on October 6, 2010, Mr. Vandeberg surrendered 4,250,000 shares of common stock and all 100,000 shares of preferred stock of the Company owned by him, which shares were immediately cancelled by the Company. Mr. Vandeberg also gifted a total of 548,800 shares of common stock of the Company to three other persons. This resulted in Mr. Vandeberg owning 595,600 shares of common stock, an approximately 20% interest in the Company. Also to accommodate additional investment capital to fund the Company’s new business plan, and in furtherance of its change in business plan, on October 4, 2010, the Board of Directors of the Company adopted and approved a twenty-for-one forward stock split for each share outstanding on October 5, 2010, and an amendment to the Company’s Articles of Incorporation to change the name of the Company to Legend Oil and Gas, Ltd.. These actions were referred to the Company’s shareholders for approval. Whereupon the Company received a written consent dated October 4, 2010 executed by shareholders owning a majority of the Company’s shares of common stock issued and outstanding on the record date, to adopt and approve the foregoing actions taken by the Board of Directors.

As a result, on November 29, 2010, the Company’s name was changed to Legend Oil and Gas, Ltd. and the Company completed the twenty-for-one forward stock split, which resulted in 60,560,000 shares of common stock issued and outstanding. The Company’s post-split authorized shares of common stock remained at 400,000,000 shares with a par value of $0.001 per share. All per share information presented in this Annual Report, including such information contained in the audited consolidated financial statements, is reflective of the forward stock split (except for the foregoing paragraphs). Additionally the Company’s post-split authorized shares of preferred stock remained at 100,000,000 shares, par value $0.001 per share. For further information regarding the forward stock split, see Note G in the Notes to the Consolidated Financial Statements included in this Annual Report, which disclosure is incorporated herein by reference. Shortly thereafter, the Senior-Inet, Inc. subsidiary was dissolved.

Leasehold Interests

Piqua Property

As a first step in implementing its new business plan, on October 29, 2010, the Company acquired a one hundred percent (100.00%) working interest in each of eight producing oil and gas leases located in the Piqua region of the state of Kansas held by Piqua Petro Inc., a Kansas corporation (“Piqua”). The acquired leases contain 1,040 net acres of oil producing land with a 12.5% royalty burden. This results in a net revenue interest to Legend of 87.5%.  These working interests grant the Company the right as the lessee of the property to explore for, produce and own primarily oil and gas reserves, while also bearing any related exploration, development, and operating costs. The Purchase price for the acquisition was approximately $625,000, plus minor closing costs.

We do not have an engineering reserve study report of the Piqua properties, so to date we have made a rough estimate of 50,000 net barrels of recoverable reserves based on analogue production and a rough estimate of future production.  We are in the process of commissioning a reserve study with an independent engineering firm.

Based upon the current price of oil, the Company expects that the economic return from this project will increase over the next several years, but this expectation is qualified by the planned reserve study report. Some of the development options being considered include: infill drilling; water flooding; well bore cleanout; and additional drilling on lightly developed producing leases. The Company believes that there is potential to add to the production and reserve base associated with these leases by expanding the drilling which was previously done on them. No significant development had taken place on the leased sites since 2006, so initial activity will focus on the maintenance of existing wells and the tie-in of shut in locations.

Since the acquisition of the Piqua leasehold interests in the fourth quarter of 2010, the Company has focused its efforts on streamlining the production process and consolidating its field operations ahead of a new drilling program which is planned to occur in Spring 2011.  The main production fairway is contained within the Ellis, Bennett and Orth-Gillespie leases, where additional development locations can be drilled in order to increase production and more fully develop the Squirrel Sand Reservoir. Neither the Ellis nor the Orth-Gillespie leases have adequate water injection to provide the necessary pressure support. We believe the Bennett lease does contain adequate water injection and, therefore, the production at that site is expected to be enhanced. Mapping of the reservoir indicates a significant area of undeveloped acreage on the north side of these leases and the Company intends to drill at least two new wells to test the extent of the reservoir. Full development of these three leases could add around 20 drilling locations for the Company.

The Patrick Collins lease is currently developed with four wells on a 320 acre lease.  The Collins-Bennett lease to the east (operated by another owner) is developed with more than 10 wells with an average daily production of 8 BOPD (barrels of oil per day).  It is anticipated that we will drill three or more locations on this leased site in 2011.

Additionally, the Company has identified areas of the properties covered by the Orth-Gillespie lease which would benefit from additional water injection. We intend to either convert existing wells or drill new locations in an effort to improve the pressure support provided by these injectors. Given the shallow depths inherent in this area  of less than 900 feet,  costs to drill per well could be below $25,000 each.  Our general plan is to drill 5 new oil locations and two new injection wells in 2011.

Recent Leasehold Acquisitions

On February 25, 2011, after evaluating and studying various opportunities, the Company completed the acquisition of seven leaseholds on land in Divide County, North Dakota totaling 3,840 gross acres (net 167.11 acres) with all mineral rights including the Bakken and Three Forks formations.  The term of the leases is five year. The acquisition price was $58,489.

On March 23, 2011, the Company completed a second acquisition of eight leaseholds within this same area in Divide County, North Dakota, adding an additional  201.11 net acres. The term of the leases is five years. The acquisition price was $70,658.

On March 30, 2011, the Company completed a third acquisition of one leasehold interest within the same area in Divide County, North Dakota, adding an additional 27.54 net acres.  The term of the lease is five years.  The acquisition price was $9,404.  The total acquired leasehold interests in Divide County, North Dakota consist of 3,840 gross acres (net 396.53 acres) with all mineral rights including the Bakken and Three Forks formations.

We are pleased with these acquisitions because the leases are contiguous in nature and are in close proximity to the development of the Three Forks play, being actively drilled by SM Energy and Baytex Energy in the Ambrose field to the east of the property covered by the acquired leases. These acquisitions will give the Company an approximately ten percent (10%) working interest in seven sections of land. The Bakken Shale Formation stretches across portions of North Dakota and Montana. According to the U.S. Geological survey, the Bakken Shale formation could contain up to 3.65 billion barrels of recoverable oil. At this time, all of the land where the Company has an interest is in the exploratory stage - no drilling or production has commenced. If wells are drilled in 2011, well costs are projected to total approximately $6 million per well, with the Company’s share being approximately $600,000 per well. With the leases having five-year terms, the Company is not obligated to drill during 2011 if it does not have sufficient funds to do so.

Notwithstanding our current focus, we may pursue the acquisition of property and assets within Bakken Shale Formation or other geographic areas that meet our general investment guidelines and targets.

Proved Reserves and Production

As of December 31, 2010, we did not have any estimated proved reserves as we have not yet obtained reserves studies due to our recent acquisition of our oil and gas interests. We have classified our leases as proved developed properties based on Securities and Exchange Commission Regulation S-X rule 4-10 “confirmed through production response.”

We had very limited production as of December 31, 2010, because we only recently acquired our oil and gas interests.  Production for November and December 2010 was 201.1 Bbls, generating revenue of $16,320 or $80.83 per Bbl.

Operations

The Company has structured its operations in such a way as to mitigate significant operating expenses by maintaining a limited in-house employee base outside of the executive team. Overhead and staff are expected to be limited and the majority of operational duties have been and are planned to be outsourced to consultants and independent contractors.

The Company utilizes contractors to operate its wells and for the drilling and maintenance of individual wells or leases.  In areas where the Company has minority working interests, such as its recently acquired Bakken leaseholds in North Dakota, the Company plans to enter into joint venture arrangements with other operators in connection with drilling of wells on the leased properties.  This is normally done through the pooling of working interest land in order to create full drilling spacing units (DSU), with each working interest owner having a proportionate interest in the DSU and an obligation to pay its proportionate share of the drilling and maintenance costs.

We did not conduct any drilling operations during the year ended December 31, 2010. We anticipate commencing with drilling operations sometime in the Spring of 2011 following the completion of the reserves study. The Company will rely on outside contractors for the transportation and marketing and sales of production to regional purchasers of petroleum products, with the Company evaluating the credit worthiness of those purchasers.

Definitions of Industry Terms

The following is a description of the meanings of some of the natural gas and oil industry terms that may be used in this filing:

•	“Bbl” means a barrel.
•
“BOE” means barrels of oil equivalent. (Gas is converted to oil at a rate of 6:1 conventionally so as to relate volumes of the two commodities.  Oil may be converted to gas at the inverse rate.  Due to the wide divergence of oil and gas pricing in recent times, the conversion ratio may be higher)

•	“Btu” means British thermal unit, which means the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
•	“Crude” means unrefined liquid petroleum.
•	“Gross acres” or “gross wells” refer to the total acres or wells, as the case may be, in which a working interest is owned.
•	“Net Acres” The total of whole acres owned on a particular lease.
•	“Net Revenue Interest” The interest in a particular lease or well subtracting the royalty interests.
•
“Proved reserves” or “reserves” are those quantities of oil and gas reserves, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

•
“Proved developed reserves” or “PDP’s” are those quantities of oil and gas reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included in “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

•
“Proved developed non-producing reserves” or “PDNP’s” are those quantities of oil and gas reserves that are developed behind pipe in an existing well bore, from a shut-in well bore or that can be recovered through improved recovery only after the necessary equipment has been installed, or when the costs to do so are relatively minor. Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not started producing, (2) wells that were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe reserves are expected to be recovered from zones in existing wells that will require additional completion work or future recompletion prior to the start of production.

•
“Proved undeveloped reserves” or “PUD’s”  are those quantities of  oil and gas reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for development. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proven effective by actual tests in the area and in the same reservoir.

•	“Proven properties” refers to properties containing proved reserves.
•	“Unproven properties” refers to properties containing no proved reserves.
•	“Working interest” refers to the gross operating interest including royalties, in a particular lease or well.

Governmental Regulation and Environmental Matters

The Company’s operations are subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as a whole. The Company is expected to be in compliance with the extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies with regard to exploration and production including acquiring proper permits for drilling operations, drilling bonds and reports concerning operations.   The Company strives to comply with all regulatory burdens it shares as a function of its interest in oil and gas leaseholds and the potential pooling of oil and natural gas properties. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry may increase the Company’s cost of doing business and may affect the Company’s profitability. Although the Company believes it is currently in compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on the Company’s financial condition and results of operations.

Competition

The oil and gas industry is very competitive and the Company competes with numerous other oil and gas exploration and production companies. Many of these companies have resources which exceed those of the Company. Also, many of these companies are integrated in their approach which includes not only exploration and production but transportation, sales of resources and refining capabilities. The larger and/or integrated competitors may have the resources to be able to out-bid the Company’s leasing abilities in certain high demand areas of the country.

The larger companies may also be able to better absorb the burden of existing and any changes to federal, state and local laws and regulations, which would adversely affect the Company’s competitive position.

The Company’s ability to discover reserves and acquire additional properties in the future will be dependent upon its ability and resources to evaluate and select suitable properties and to consummate transactions in this highly competitive industry. In addition, the Company may be at a disadvantage in producing oil and natural gas properties and bidding for exploratory prospects because the Company has fewer financial and human resources than other companies in this industry. Should a larger and better financed company decide to directly compete with the Company and be successful in its efforts, the Company’s business could be adversely affected.

Competitive Advantage

We believe our competitive advantage is our “lean operating model”, which we believe may enable the Company to grow leasehold acquisition and acreage development at an accelerated pace in the future. Our ability to leverage capital and revenue to a greater extent than other exploration and production companies to expand the Company’s leasehold acreage and participation in development gives us an advantage in growth and may provide us with the flexibility to maneuver into new desirable leaseholds as they are discovered and proven. Finally, we believe our network of strategic relationships, asset owners and other oil and gas companies within the regions of interest will help source attractive properties for investment. We engage in the drilling process through third party operators’ drilling units utilized on the Company’s acreage position. By eliminating the fixed staffing required to manage this process internally, this reduces our fixed employee cost structure and overhead.

Employees

We currently have no full-time employees. Our two executive officers handle all day-to-day management of the Company on a part-time basis as their services are needed. All of the Company’s operational activities in the field are conducted through contracting geologists, engineers, operators and other oil and gas professionals.

Available Information

We file annual, quarterly and periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC” or the “Commission”) in accordance with the Securities Exchange Act of 1934, as amended. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, at prescribed rates. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any document that we file with the SEC at http://www.sec.gov. We have a web site at the following address http://legendoilandgas.com, but we have not yet added copies of our filings with the SEC.

Item 1A.                 Risk Factors

You should carefully consider the risks described below together with all of the other information included in this Annual Report before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements (see the section entitled Forward-Looking Statements under Item 1 in this Annual Report). If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose a portion or all of your investment in the Company.

Risks Relating to Our Business

THE COMPANY’S LIMITED OPERATING HISTORY MAY NOT SERVE AS AN ADEQUATE BASIS TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

The Company has a limited operating history on which to base an evaluation of its business and prospects. The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot assure you that we will be successful in addressing the risks we may encounter, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future operating results will depend on many factors, including:

•	our ability to generate adequate working capital;
•	the successful development and exploration of our properties;
•	market demand for natural gas and oil;
•	the performance level of our competitors;
•	our ability to attract and retain key employees; and
•
our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment, while maintaining quality and controlling costs.

To achieve profitable operations in the future, we must, alone or with others, successfully manage the factors stated above, as well as continue to develop ways to enhance our production efforts. Despite our best efforts, we may not be successful in our efforts. There is a possibility that some of our wells may never produce oil or natural gas.

THE POSSIBILITY OF A GLOBAL FINANCIAL CRISIS MAY SIGNIFICANTLY IMPACT THE COMPANY’S BUSINESS AND FINANCIAL CONDITION FOR THE FORESEEABLE FUTURE.

The credit crisis and related turmoil in the global financial system may adversely impact our business and financial condition, and we may face challenges if conditions in the financial markets remain challenging. Our ability to access the capital markets may be restricted at a time when we would prefer or be required to raise financing. Such constraints could have a material negative impact on our flexibility to react to changing economic and business conditions. The economic situation could also have a material negative impact on the contractors upon whom we are dependent for drilling our wells, causing them to fail to meet their obligations to us. Additionally, market conditions could have a material negative impact on any crude oil hedging arrangements we may employ in the future if our counterparties are unable to perform their obligations or seek bankruptcy protection.

THE FUTURE OF THE COMPANY IS ENTIRELY DEPENDENT ON THE SUCCESSFUL ACQUISITION AND DEVELOPMENT OF PRODUCING AND RESERVE RICH PROPERTIES.

The Company is in the early stages of the acquisition of our portfolio of leaseholds and other natural resource holdings. We will continue to supplement our current portfolio with additional sites and leaseholds. Our ability to meet our growth and operational objectives will depend on the success of our acquisitions, and there is no assurance that the integration of future assets and leaseholds will be successful.

THE COMPANY’S LACK OF DIVERSIFICATION WILL INCREASE THE RISK OF AN INVESTMENT IN THE COMPANY, AND THE COMPANY’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY DETERIORATE IF THE COMPANY FAILS TO DIVERSIFY.

Our business focus is on the oil and gas industry and initially our interest will be in a limited number of properties we own an interest in. Larger companies have the ability to manage their risk by greater diversification. However, we may lack comparable diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting the industry or the regions in which we operate than we would if we were a more diversified business, thereby negatively impacting our risk profile. If we do not diversify our operations, our financial condition and results of operations could deteriorate.

THE MARKET ACCEPTANCE OF THE COMPANY’S PRODUCT-SERVICE MIX IS UNCERTAIN.

Even if we are successful in the acquisition of relevant producing and reserve rich properties and leaseholds, the Company’s success will also depend upon the regional and global markets for oil and natural gas futures and pricing. We cannot guarantee favorable market conditions for our products.

THE COMPANY MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO IMPLEMENT ITS BUSINESS PLAN, WHICH COULD RESTRICT THE COMPANY’S ABILITY TO GROW.

Future acquisitions and future drilling/development activity may require additional capital that exceeds our operating cash flow. In addition, our administrative costs (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require cash resources.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. The Company may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the required capital by other means. If we are not succeed in raising additional capital, our resources may be insufficient to fund the Company’s planned operations in 2011 or thereafter.

Any additional capital raised through the sale of equity will dilute the ownership percentage of our shareholders. Raising any such capital could also result in a decrease in the nominal fair market value of the Company’s equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, all of which may have a dilutive effect to existing investors.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), our limited operating history, the location of our oil and natural gas properties, prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to the Company) and the departure of key employees. Further, if oil or natural gas prices decline, our revenues will likely decrease and such decreased revenues may increase the Company’s requirements for capital. If the amount of capital we are able to raise from financing activities, together with revenues from our operations, is not sufficient to satisfy our capital needs (even if we reduce our operations), we may be required to cease operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

STRATEGIC RELATIONSHIPS UPON WHICH THE COMPANY MAY RELY ARE SUBJECT TO CHANGE, WHICH MAY DIMINISH THE COMPANY’S ABILITY TO CONDUCT ITS OPERATIONS.

Our ability to successfully acquire additional properties, to increase our oil and natural gas reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with our strategic partners and industry participants and our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment. These realities are also subject to change and our inability to maintain close working relationships with our strategic partners and other industry participants or continue to acquire suitable properties may impair our ability to execute our business plan.

To continue to develop our business, we will endeavor to use the business relationships of members of our management to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other oil and gas companies, including those that supply equipment and other resources which we may use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to adequately maintain them. In addition, the dynamics of our relationships with strategic partners may require the Company to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain relationships. If our strategic relationships are not established or maintained, the Company’s business prospects may be limited, which could diminish our ability to conduct our operations.

WE MUST REACH AGREEMENTS WITH THIRD PARTIES TO SUPPLY US WITH THE EXPERTISE, SERVICES AND INFRASTRUCTURE NECESSARY TO OPERATE OUR BUSINESS, AND THE LOSS OF ACCESS TO THIS EXPERTISE, THESE SERVICES AND/OR INFRASTRUCTURE COULD CAUSE OUR BUSINESS TO SUFFER BY REDUCING OUR REVENUES AND INCREASING OUR COSTS.

The Company has certain contemplated strategic vendor relationships that will be critical to its strategy. We cannot assure that these relationships can be maintained or obtained on terms favorable to the Company. Our success depends on substantially obtaining relationships with strategic partners, such as banks, accounting firms, legal firms and operational entities. If we are unable to obtain or maintain relationships with strategic partners, our business, prospects, financial condition and results of operations may be materially adversely affected.

THE COMPANY IS DEPENDENT ON CERTAIN KEY PERSONNEL.

The Company is dependent on the services of its two executive officers, Marshall Diamond-Goldberg and James Vandeberg. The loss of services of either of these individuals could impair the Company’s ability to complete acquisitions of producing assets and leaseholds, perform relevant managerial and legal services and maintain key relationships with third parties, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

START UPS IN THE OIL AND GAS INDUSTRY ARE SUBJECT TO SUBSTANTIAL COMPETITION.

The oil and gas industry is highly competitive. Other oil and gas companies may seek to acquire oil and gas leases and other properties and services that the Company requires to operate its business in the planned areas. This competition is increasingly intense as prices of oil and natural gas have risen in recent years. Additionally, other companies engaged in our line of business may compete with the Company from time to time in obtaining capital from investors. Competitors include larger companies who may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. If the Company is unable to compete effectively or respond adequately to competitive pressures, our results of operation and financial condition may be materially adversely affected.

DRILLING FOR AND PRODUCING OIL AND NATURAL GAS ARE HIGH RISK ACTIVITIES WITH MANY UNCERTAINTIES THAT COULD IMPACT THE ECONOMIC VIABILITY OF OUR LEASEHOLD INTERESTS AND PROPERTIES.

Our future success will depend on the success of our exploration, development, and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control; including the risk that drilling will not result in commercially viable oil or natural gas production. Our decision to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements;
•	pressure or irregularities in geological formations;
•	shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and CO2;
•	equipment failures or accidents; and
•	adverse weather conditions, such as freezing temperatures and storms.

The presence of one or a combination of these factors at our properties could adversely affect our business, financial condition and/or results of operations.

Risks Related to the Company’s Industry

GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES COULD AFFECT THE COMPANY’S ABILITY TO PROFITABLY EXPLORE AND DEVELOP OIL AND/OR GAS RESOURCES.

Legislative and regulatory actions by federal, state, local and foreign governmental organizations may lead to changes in laws or regulations that negatively affect various aspects of oil and natural gas exploration and production, including within the primary geographic areas in which the Company has leaseholds in properties. The adoption of new laws or the application of existing laws may decrease the growth in the demand or the cost of exploring for and developing natural resources which could in turn decrease the usage and demand for our production or increase our cost of doing business. Any of these restrictions could have a material adverse effect on the Company’s financial position.

THE COMPANY’S BUSINESS OF EXPLORING FOR OIL AND GAS IS RISKY AND MAY NOT BE COMMERCIALLY SUCCESSFUL, AND THE ADVANCED TECHNOLOGIES THE COMPANY USES CANNOT ELIMINATE EXPLORATION RISK.

The Company’s future success will depend on the success of our exploratory drilling program. Oil and gas exploration and development involves a high degree of risk. These risks are more acute in the early stages of exploration. The prices we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. The prices we receive for our production and the levels of our production and reserves depend on numerous factors beyond our control. Especially in recent years, the domestic prices at which oil and natural gas trade in the open market have experienced significant volatility, and we believe will likely continue to fluctuate in the foreseeable future due to a variety of influences including, but not limited to, the following:

•	the price and quantity of imports of foreign oil and gas;
•	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;
•	the level of global and domestic oil and gas exploration and production activity and inventories;
•	technological advances affecting the level of oil and gas consumption;
•	domestic and foreign governmental regulations;
•	proximity and capacity of oil and gas pipelines and other transportation facilities;
•	the price and availability of competitors’ supplies of oil and gas in captive market areas;
•	the introduction, price and availability of alternative forms of fuel to replace or compete with oil and natural gas.
•	domestic and foreign demand for oil and natural gas by both refineries and end users;
•	competitive measures implemented by competitors;
•
political climates in nations that traditionally produce and export significant quantities of oil and natural gas and regulations and tariffs imposed by exporting and importing nations, including actions taken by the Organization of Petroleum Exporting Countries;

•	adverse weather conditions, including freezing temperatures and severe storms; and
•	domestic and foreign economic volatility and instability.

Our expenditures on exploration may not result in new discoveries of oil or natural gas in commercially viable quantities. Projecting the costs of implementing an exploratory drilling program is difficult due to the inherent uncertainties of drilling in less known formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and lost equipment, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof.

Even when used and properly interpreted, three-dimensional (3-D) seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators. Such data and techniques do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. In addition, the use of three-dimensional (3-D) seismic data becomes less reliable when used at increasing depths. We could incur losses as a result of expenditures on unsuccessful wells. If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations.

THE COMPANY MAY NOT BE ABLE TO DEVELOP OIL AND GAS RESERVES ON AN ECONOMICALLY VIABLE BASIS, AND THE COMPANY’S RESERVES AND PRODUCTION MAY DECLINE AS A RESULT.

If we succeed in discovering oil and/or natural gas reserves, we cannot assure you that these reserves will be capable of the production levels we project or that such levels will be in sufficient quantities to be commercially viable. On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional oil and natural gas reserves. Without the addition of reserves through acquisition, exploration or development activities, our reserves and production will decline over time as reserves are produced. Our future performance will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into the markets.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. While we will endeavor to effectively manage these conditions, we cannot assure you we will do so optimally, and we will not be able to eliminate them completely in any case. Therefore, these conditions could diminish our revenue and cash flow levels and could result in the impairment of our oil and natural gas properties.

ESTIMATES OF OIL AND NATURAL GAS RESERVES MAY BE INACCURATE AND ACTUAL REVENUES MAY BE LOWER THAN THE COMPANY’S FINANCIAL PROJECTIONS.

Determining the amount of oil and gas recoverable from various formations where we have exploration and production activities involves great uncertainty. The process of estimating oil and natural gas reserves is complex and will require us to make significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property. As a result, reserve estimates will be inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from the estimates. If actual production results vary substantially from reserve estimates, this could materially reduce our revenues and could result in the impairment of our oil and natural gas properties.

DRILLING NEW WELLS COULD RESULT IN NEW LIABILITIES, WHICH COULD ENDANGER THE COMPANY’S INTERESTS IN ITS PROPERTIES AND ASSETS.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills, among others. The occurrence of any of these events could significantly reduce our revenues or cause substantial losses, impairing our future operating results. We may become subject to liability for pollution, blow-outs or other hazards. We do our best to insure the Company with respect to these hazards; however, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to the Company or could, in an extreme case, result in a total loss of the Company’s properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

DECOMMISSIONING COSTS ARE UNKNOWN AND MAY BE SUBSTANTIAL. UNPLANNED COSTS COULD DIVERT RESOURCES FROM OTHER PROJECTS.

The Company may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which the Company uses for production of oil and natural gas reserves. Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” We accrue a liability for decommissioning costs associated with our wells, but have not established any cash reserve account for these potential costs in respect of any of our properties. If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

THE COMPANY MAY HAVE DIFFICULTY DISTRIBUTING ITS PRODUCTION, WHICH COULD HARM THE COMPANY’S FINANCIAL CONDITION.

In order to sell the oil and natural gas that we are able to produce, we may have to make arrangements for storage and distribution to the market. We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. This situation could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities. These factors may affect our ability to explore and develop properties and to store and transport our oil and natural gas production and may increase our expenses.

Furthermore, unfavorable weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we operate, or labor disputes may impair the distribution of oil and/or natural gas and in turn diminish our financial condition or ability to maintain our operations.

ENVIRONMENTAL RISKS MAY ADVERSELY AFFECT THE COMPANY’S BUSINESS.

All phases of the oil and gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures, and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require the Company to incur costs to remedy such discharge. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities. If substantial enough, the costs could cause us to cease operating.

THE COMPANY’S BUSINESS MAY SUFFER IF IT CANNOT OBTAIN OR MAINTAIN NECESSARY LICENSES.

Our operations require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. The Company’s ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or the loss of or denial of extension of, any of these licenses or permits could hamper our ability to produce revenues from our operating assets.

CHALLENGES TO OUR PROPERTIES MAY IMPACT THE COMPANY’S FINANCIAL CONDITION.

Title to oil and gas properties is often not capable of conclusive determination without incurring substantial expense. While the Company intends to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate. To mitigate title problems, common industry practice is to obtain a Title Opinion from a qualified oil and gas attorney prior to the drilling operations of a well. If our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired.

Risks Associated with the Company’s Securities

THE COMPANY’S COMMON STOCK IS QUOTED ON THE OTC BULLETIN BOARD WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board (“OTCBB”) is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of the Company’s shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

The OTCBB market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses, volatility and shorting. Thus, there is currently no broadly followed and established trading market for the Company’s common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

THE COMPANY’S COMMON STOCK IS THINLY TRADED, SO YOU MAY BE UNABLE TO SELL AT OR NEAR ASKING PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

Currently, the Company’s common stock is quoted in the OTCBB and the trading volume the Company will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTCBB stocks and certain major brokerage firms restrict their brokers from recommending OTC Bulletin Board stocks because they are considered speculative, volatile and thinly traded. The market price of the Company’s common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting the Company’s competitors or the Company itself. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

The trading volume of our common stock has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for the Company’s common stock on the OTC Bulletin Board may not necessarily be a reliable indicator of its fair market value. When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one’s orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry. Further, if we cease to be quoted, holders would find it more difficult to dispose of our common stock or to obtain accurate quotations as to the market value of the Company’s common stock and as a result, the market value of our common stock likely would decline.

THE LIMITED LIABILITY OF OUR EXECUTIVE OFFICERS AND DIRECTORS MAY DISCOURAGE SHAREHOLDERS FROM BRINGING A LAWSUIT AGAINST THEM.

The Company’s organizational documents contain provisions that limit the liability of our directors for monetary damages and provide for indemnification of our executive officers and directors. These provisions may discourage shareholders from bringing a lawsuit against our officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against our officers and directors even though such action, if successful, might otherwise have benefited the shareholders. In addition, a shareholder’s investment in the Company may be adversely affected to the extent that costs of settlement and damage awards against our officers or directors are paid by the Company pursuant to the indemnification provisions in the Company’s governing documents. The impact on a shareholder’s investment in terms of the cost of defending a lawsuit may deter the shareholder from bringing suit against one of our officers or directors. We have been advised that the SEC takes the position that these provisions do not affect the liability of any officer or director under applicable federal and state securities laws.

Item 2.                 Properties

Office Locations

The Company has its primary office facilities in Seattle, Washington located at 601 Union Street, Suite 4500, Seattle, WA, 98101 under a sublease arrangement, on a month-to-month basis. The monthly lease amount during 2010 was $500.00. The monthly lease amount beginning on January 1, 2011 increased to $575.00.

Leasehold Interests in Oil and Gas Properties

For information pertaining to the Company’s leasehold interests in oil and gas properties, see Item 1 (Business) above and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) below, which disclosure is incorporated herein by reference.

The Company’s oil and natural gas reserves are all located in the United States primarily in the southwestern area of the state of Kansas, but have not yet been proved as we do not have an engineering reserve study report of our leasehold oil and gas properties. Management is in the process of commissioning a reserve study with an independent engineering firm. . When completed, the proved reserves will be estimated in accordance with the guidelines established by the SEC and the Financial Accounting Standards Board (“FASB”).

The following table summarizes the Company’s leasehold interest wells by state as of December 31, 2010.  The Company originally acquired 33 productive wells in Kansas upon closing of its purchase of the Piqua leasehold interests on October 29, 2010 for net acreage of 1,040.  Subsequently, the Company has tied-in, reactivated or discovered additional well locations on properties where it holds leases, which are in addition to the original acquired wells in the Piqua project and are summarized below.  The following table does not include wells which were awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation.

Well Type	Number
Active	45
Shut In	5
Water Injection	13
Water Source	2
Water Disposal	1
Total	66

Item 3.                 Legal proceedings

Currently there are no outstanding judgments against the Company or any consent decrees or injunctions to which the Company is subject or by which its assets are bound and there are no claims, proceedings, actions or lawsuits in existence, or to the Company’s knowledge threatened or asserted, against the Company or with respect to any of the assets of the Company that would materially and adversely affect the business, property or financial condition of the Company, including but not limited to environmental actions or claims. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Furthermore, we do not know of any proceedings to which any of our directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse or has a material interest adverse to us.

PART II

 Item 5.                      Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

Prior to August 2005, there was no trading market for our common stock. We obtained a trading symbol of "SNHI" and began trading on the NASD Over-the-Counter Bulletin Board in August 2005. Our shares of common stock are now trading on the Over the Counter Bulletin Board (“OTCBB”) under the trading symbol “LOGL” effective as of the date of our name change to Legend Oil and Gas, Ltd.

Although we have a listing on the OTCBB, there is no assurance that an active, liquid market for our common stock will develop or that a trading market will continue. The OTCBB is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTCBB may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

During the two year period ended December 31, 2010, there were no reported trades for the Company’s common stock until October 15, 2010. The following table sets forth, for the period indicated, the high and low closing prices for our common stock on the OTCBB as reported by various OTCBB market makers. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2010	LOW	HIGH
Fourth Quarter	$0.10		N/A
Third Quarter	$0.10		N/A
Second Quarter	$0.10		N/A
First Quarter	$0.10		N/A

2009	LOW	HIGH
Fourth Quarter	$0.10	$	N/A
Third Quarter	$0.10	$	N/A
Second Quarter	$0.10	$	N/A
First Quarter	$0.10	$	N/A

Holders

As of March 24, 2011, there were approximately 15 holders of record of our common stock. On March 24, 2011, the last sale price reported on OTCBB for our common stock was $1.81 per share.

Dividend Policy

The Company has never declared or paid dividends on our common stock. The Company intends to retain earnings, if any, to support the development of its business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company’s board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Sales or Purchases of Unregistered Securities

On October 26, 2010, the Company issued an aggregate of 1,300,000 Units at a price of $0.50 per Unit, each unit consisting of one share of restricted common stock and one warrant to purchase an additional share of restricted common stock at $0.50 per share for a period of three years from the date of issuance.  The securities were issued to one “non-U.S. person” in an “offshore transaction” (as those terms are defined under Regulation S of the Securities Act of 1933, as amended) relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. The proceeds were used to acquire working interests in oil and gas leases.

On December 3, 2010, the Company issued an aggregate of 500,000 shares of restricted common stock at a price of $0.50 per share.  The securities were issued to one “non-U.S. person” in an “offshore transaction” (as those terms are defined under Regulation S of the Securities Act of 1933, as amended) relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.  The proceeds were used for working capital.

No underwriters were used and no discounts or commissions were paid in connection with the sales. Other than the above described issuances, no other sales of our unregistered securities took place during any of our last three fiscal years.

As of December 31, 2010, the Company had 1,300,000 warrants outstanding that it issued in connection with an equity financing (see above), each entitling the holder to purchase one share of common stock of the Company at $0.50 per share with a term of three years.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2010, the Company had no equity compensation plans in place and no shares of common or preferred stock held by executive officers or directors authorized to be issued upon exercise of convertible securities, including options and warrants.

Item 6.	Selected Financial Data

Not applicable for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion and Analysis

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “ Forward Looking Statements ,” and elsewhere in this Form 10-K.

The following management’s discussion and analysis is intended to assist in understanding the principal factors affecting the Company’s results of operations, liquidity, capital resources and contractual cash obligations.  This discussion should be read in conjunction with the accompanying audited consolidated financial statements, information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results, which are included in various parts of this filing.

Overview

Legend Oil and Gas, Ltd. (formerly SIN Holdings, Inc.) was incorporated under the laws of the State of Colorado on November 27, 2000. From its inception until June 2010, the Company pursued its original business plan of developing a web portal listing senior resources across the United States through its wholly-owned subsidiary Senior-Inet, Inc.  On May 18, 2010, in connection with a change of control of the Company through the sale of a majority interest in the Company to Mr. Vandeberg, the Company’s business changed to the acquisition, exploration and development of oil and gas properties. For additional information about the background of the Company, including a twenty-for-one stock split that occurred in November 2010, see the disclosure under Item 1 in this Annual Report, which disclosure is incorporated herein by reference.

Our Oil and Gas Interests

On October 29, 2010, we completed our first acquisition of an oil and gas property with the purchase of a one hundred percent (100%) working interest, with an eighty-seven and one half percent revenue share, of certain oil and gas leases held by Piqua Petro Inc., a Kansas corporation, located in Piqua, Kansas. The acquired leases contain 1,040 net acres with 33 active oil and water injection wells in Woodson County, Kansas. Reactivations, tie-ins and discovery of additional wells on the leasehold properties acquired by the Company has measurably increased the number of working interest wells owned by the Company.  The property is located in the Humboldt-Chanute field producing in the Bartlesville-Squirrel formation at a depth of 740 to 850 feet.  The purchase price was $625,000.

The Piqua properties were producing at the time of our acquisition and we began to recognize revenue during the fourth quarter of 2010, which totaled approximately $16,000. It is expected that revenues will increase in 2011 due to more field activity, aided by favorable weather conditions during the warmer months of the year which is expected to lead to additional oil production. Revenues will also be affected, either positively or negatively, by the price of oil and gas on the commodities markets.

On February 25, 2011, after evaluating and studying various opportunities, the Company completed the acquisition of seven leaseholds on land in Divide County, North Dakota totaling 3,840 gross acres (net 167.11 acres) with all mineral rights including the Bakken and Three Forks formations.  The term of the leases is five years. The acquisition price was $58,489. On March 23, 2011, the Company completed a second acquisition of eight leaseholds within this same area in Divide County, North Dakota, adding an additional 201.88 net acres. The term of the leases is five years. The acquisition price was $70,658. On March 30, 2011, the Company completed a third acquisition of one leasehold interest within the same area in Divide County, North Dakota, adding an additional 27.54 net acres.  The term of the lease is five years.  The acquisition price was $9,404.  Total acquired leases in Divide County North Dakota is 3,840 gross acres (net 396.53 acres) with all mineral rights including the Bakken and Three Forks formations.

For ease of presentation in the following discussions of “Liquidity and Capital Resources” and “2010 Results of Operations”, we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

Liquidity and Capital Resources

During the year ended December 31, 2010, we generated working capital through the sale of our common stock that was used to acquire interests in oil and gas leases and as general working capital to fund operations.  Historically, our primary source of capital was loans from a previous majority shareholder.

In 2011, we anticipate that revenue from operations will support production expenses and general and administrative expenses. However, we expect that we will need to raise additional capital through the issuance of equity and/or debt securities in order to support additional capital expenditures. The issuance of the securities could have a dilutive affect on the Company’s shareholders.

A summary of our cash flows during the fiscal years ended December 31, 2010 and 2009 follows.

Operating Activities

Cash used in operating activities during the year ended December 31, 2010 increased to $175,000, as compared to $13,000 used during the year ended December 31, 2009. The increase is a result of changing the Company’s business from a web-based business to an oil and gas business, compensating management for the first time since the Company’s inception, and an increase in legal fees and SEC compliance-related expenses due to the many changes within the Company.

Investing Activities

Cash used for investing activities during the year ended December 31, 2010 was $629,000, as compared to $nil for the year ended December 31, 2009. We used the capital to acquire and continue development of working interests in oil and gas properties.

Financing Activities

Total net cash provided by financing activities was $904,000 for the year ended December 31, 2010, which consisted of two separate private placement offerings conducted during 2010 generating proceeds from the sale of the Company’s equity of $250,000 and $650,000, respectively, and net loan proceeds obtained in the first quarter of 2010 of $4,000 from the Company’s majority shareholder.  Total net cash provided by financing activities was $13,000 for the year ended December 31, 2009 provided by loans from the Company’s previous majority stockholder.

At December 31, 2010, we had cash and cash equivalents totaling $101,000, as compared to $500 at December 31, 2009. On January 21, 2011, we generated net cash proceeds of $150,000 from the sale of units, consisting of one share of the Company’s common stock and warrants to purchase a share of the Company’s common stock.  We anticipate that current cash reserves plus cash expected to be generated from operations will sustain our operations through December 31, 2011. We are not aware of any trends or potential events that are likely to adversely impact our short term liquidity through this term.

2010 Results of Operations

On June 1, 2010, when we determined to change our principal business, the Company was classified as a development stage company which is defined by the Financial Accounting Standards Board (“FASB”) as an entity that has not commenced planned principal operations and has no significant revenue. During the fourth quarter of 2010, we recognized revenue from our working interests in oil and gas properties that were acquired on October 29, 2010.  Accordingly, we are no longer considered a development stage company.

The following table sets forth certain of our operating information for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	Change
(rounded to thousands, except Bbl & BOE data)
Production data:
Oil production (Bbls)	201.9	-	201.9
Average daily production (BOE)	3.4	-	3.4

Revenue data:
Average sale price (per Bbl)	$80.83	-	$80.83
Oil revenue	$16,000	-	$16,000

LOE	$16,000	-	$16,000

General and Adminitrative expenses
Professional fees	$63,000	$9,000	$54,000
Managemet fees	63,000	-	63,000
Travel fees	6,000	-	6,000
Office and administration fees	9,000	1,000	8,000
Marketing and filing fees	11,000	2,000	9,000
Total	$152,000	$12,000	$140,000

Other income (expense)	$(1,000)	$(5,000)	$4,000
Loss from discontinued operations	$(5,000)	$(1,000)	$(4,000)

Net loss	$(158,000)	(18,000)	$(140,000)

We had a net loss of $158,000 in the year ended December 31, 2010 as compared with a net loss of $18,000 in the year ended December 31, 2009. The $140,000 increase in net loss is primarily due to the expenses incurred in connection with the Company changing its business from a lower capital-intensive development stage business to a higher capital-intensive operating business.

Operating Revenues

Revenues increased to $16,000 for the year ended December 31, 2010, as compared to $nil for the year ended December 31, 2009.  Revenue for the year ended December 31, 2010 was the result of production from our oil and gas interests during the fourth quarter of 2010.

Operating Expenses

Expenses incurred from oil and gas lease operations were $16,000 for the year ended December 31, 2010. Expenses incurred from operations during the year ended December 31, 2009 were $nil.  We began incurring lease operating expenses with the acquisition of our oil and gas interests in the fourth quarter of 2010.

General and Administrative Expenses

General and administrative expenses increased to $152,000 for the year ended December 31, 2010 compared to $12,000 for the year ended December 31, 2009.  The increase was due to: (i) paying compensation to the executive officers of the Company during the year ended December 31, 2010 for the first time since the inception of the Company; (ii) an increase in fees paid to professionals in connection with restructuring the business and related matters; (iii) paying contract personnel to assist with the Company’s operations; and (iv) an increase in SEC reporting expenses.

Other Income (Expense)

Other income and expenses increased to ($1,000) for the year ended December 31, 2010 compared to the ($5,000) for the year ended December 31, 2009.  The decrease in expenses is due to a $4,000 decrease in interest expense related to shareholder loans that were written-off in 2010.

Loss from Discontinued Operations

The loss we incurred from discontinued operations increased to $5,000 for the year ended December 31, 2010 from $1,000 for the year ended December 3,1 2009.  The increase was due to the Company dissolving Senior-Inet, Inc., its former wholly-owned subsidiary.

On June 4, 2010, the Company entered into an Exploration and Option to Enter Joint Venture Agreement (Redlich Project) with Miranda (U.S.A.), Inc., (“Miranda”). Under the option agreement, the Company and Miranda agreed to explore and potentially develop the mining of minerals on certain unpatented mining claim properties. In exchange for the exploration right and possession granted by Miranda, the Company agreed to incur expenditures for exploration and development work in accordance with a four year schedule totaling $3,000,000 and agreed to issue and deliver to Miranda 200,000 shares of its common stock following execution of the option agreement. Prior to beginning any exploration activities on this property, the Company elected not to pursue the mining rights provided for in the option agreement.  Additionally, the Company did not issue the 200,000 shares of common stock. Accordingly, as of December 31, 2010, the Company has not recognized any exploration expenses related to the option agreement.

Going Concern Consideration

See the section entitled “Mitigation of Going Concern Uncertainty” under Note A in the Notes to Consolidated Financial Statements contained herein, which disclosure is incorporated herein by reference.

Critical Accounting Policies

Discontinued Operations

On June 1, 2010, the Company abandoned the www.senior-inet.com web portal business due to a lack of success and began focusing its efforts on the acquisition, exploration and development of oil and gas properties. Accordingly, the Company wrote down the carrying value of the web portal business to its salvage value of zero. The assets, liabilities, results of operations and cash flows related to the web portal business are classified as discontinued operations for all periods presented.  Senior-Inet, Inc. was dissolved effective July 29, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates are accruals related to oil and gas sales and expenses; estimates of future oil and gas reserves; estimates used in the impairment of oil and gas properties; and the estimated future timing and cost of asset retirement obligations.

Actual results could differ from the estimates as additional information becomes known. The carrying values of oil and gas properties are particularly susceptible to change in the near term.  Changes in the future estimated oil and gas reserves or the estimated future cash flows attributable to the reserves that are utilized for impairment analysis could have a significant impact on the future results of operations.

Full Cost Method of Accounting for Oil and Gas Properties

The Company has elected to utilize the full cost method of accounting for its oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. The Company has not yet obtained reserve reports due to its recent commencement of operations.  As of December 31, 2010, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. The cost of these properties is assessed quarterly, on a field-by-field basis, to determine whether the properties are recorded at the lower of cost or fair market value.

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. The Company has not sold any oil and gas properties.

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects.  As of December 31, 2010, no impairment charges have been recognized.

Oil and Gas Revenue Recognition

The Company uses the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. The volume sold may differ from the volumes the Company is entitled to, based on its individual interest in the property.  The Company utilizes a third party marketer to sell oil and gas production in the open market.  As a result of the requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 45 days following the month of production. Therefore, the Company may make accruals for revenues and accounts receivable based on estimates of its share of production. Since the settlement process may take 30 to 60 days following the month of actual production, its financial results may include estimates of production and revenues for the related time period. The Company will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized.  As of December 31, 2010, all revenue information had been received from the marketer so there was no estimated revenue and accounts receivable.

Recent Accounting Pronouncements

For a discussion of recently issued accounting standards, see Note B in the Notes to Consolidated Financial Statements contained in this Annual Report.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A                 Qualitative and Quantitative Exposure About Market Risk

Not applicable to a smaller reporting company.

Item 8.                 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Legend Oil and Gas, Ltd.
Seattle, Washington

We have audited the accompanying consolidated balance sheet of Legend Oil and Gas, Ltd. and subsidiary ("the Company") as of December 31, 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legend Oil and Gas, Ltd. and subsidiary as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP
Seattle, Washington
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS
To the Board of Directors and
Stockholders of Legend Oil and Gas, Ltd.
(Formerly SIN Holdings, Inc.)

We have audited the accompanying consolidated balance sheet of Legend Oil and Gas, Ltd. (Formerly SIN Holdings, Inc.) (a development stage company) as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for year ended December 31, 2009. Legend Oil and Gas, Ltd’s (Formerly SIN Holdings, Inc.) management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legend Oil and Gas, Ltd. (Formerly SIN Holdings, Inc.). as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financials statements, the Company has suffered recurring losses, has an accumulated deficit, and has no revenues that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

  /s/ Robison, Hill & Co.
Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah April 9, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGEND OIL AND GAS LTD.
(Formerly SIN Holdings, Inc. )
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$100,894	$489
Accounts receivable	11,377	-
Other assets	19,551	-
Total current assets	131,822	489

Proven oil and gas properties - full cost method of accounting (Note E)	628,600	-
Deposits	3,740	-
Assets of discontinued operations (Note C)	-	5,071

Total assets	$764,162	$5,560

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$14,561	$1,625
Accounts payable - related party	370	-
Accrued interest - offering notes	-	2,000
Total current liabilities	14,931	3,625

Loan from shareholder (Note H)	-	83,500
Accrued interest - shareholder loan	-	10,573
Notes payable - offering (Note F)	-	18,800
Liabilities of discontinued operations	-	1,985
Total liabilities	14,931	118,483

Commitments and contingencies	-	-

Stockholders' equity (deficit) (Note G)
Preferred stock, $0.001 par value; 100,000,00 shares
authorized; issued and oustanding: nil (2009: 100,000)	-	100
Common stock, $0.001 par value; 400,000,000 shares
authorized; issued and oustanding: 62,360,000 (2009: 145,560,000)	62,360	145,560
Additional paid-in capital	980,472	(123,096)
Accumulated deficit	(293,601)	(135,487)
Total stockholders' equity (deficit)	749,231	(112,923)

Total liabilities and stockholders' equity (defiicit)	$764,162	$5,560

(The accompanying notes are an integral part of the consolidated financial statements)

LEGEND OIL AND GAS LTD.
(Formerly SIN Holdings, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

REVENUE	$16,320	$-

COSTS AND OPERATING EXPENSES
Lease operting expenses	16,027	-
Professional fees	62,527	8,762
Managemet fees	62,700	-
Travel fees	6,370	-
Office and administration fees	9,687	925
Marketing and filing fees	10,735	1,738
Operating expenses	168,046	11,425

LOSS FROM OPERATIONS	(151,726)	(11,425)

OTHER INCOME (EXPENSE)
Finance charges	-	(3)
Interest income	484	-
Interest expense	(1,345)	(5,167)
Total other income (expense)	(861)	(5,170)

NET LOSS FROM CONTINUING OPERATIONS	(152,587)	(16,595)

Loss from discontinued operations	(5,527)	(1,265)

Net loss	$(158,114)	$(17,860)

Basic and diluted net loss per share
Continuing opertions	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Net loss	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	92,966,849	145,560,000

(The accompanying notes are an integral part of the consolidated financial statements)

LEGEND OIL AND GAS LTD.
(Formerly SIN Holdings, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

							Total
	Common Stock		Preferred Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, December 31, 2008	145,560,000	$145,560	100,000	$100	$(123,996)	$(117,627)	$(95,963)

Shareholder contribution, rent	-	-	-	-	900	-	900

Net loss	-	-	-	-	-	(17,860)	(17,860)

Balance, December 31, 2009	145,560,000	145,560	100,000	100	(123,096)	(135,487)	(112,923)

Shareholder contribution, rent	-	-	-	-	225	-	225

Wrtie-off of loans and interest payable to shareholder	-	-	-	-	120,043	-	120,043

Cancellation of stock by a shareholder	(85,000,000)	(85,000)	(100,000)	(100)	85,100	-	-

Issuance of common stock and warrants October 2010	1,300,000	1,300	-	-	648,700	-	650,000

Issuance of common stock December 2010	500,000	500	-	-	249,500	-	250,000

Net loss	-	-	-	-	-	(158,114)	(158,114)

Balance, December 31, 2010	62,360,000	$62,360	-	$-	$980,472	$(293,601)	$749,231

(The accompanying notes are an integral part of the consolidated financial statements)

LEGEND OIL AND GAS LTD.
(Formerly SIN Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(158,114)	$(17,860)
Adjustments to reconcile net loss to net cash flows from operating activities:
Rent contributed by shareholder	225	900
Impairment of goodwill and other	5,527	1,265
Changes in operating assets and liabilities:
Accounts receivable	(11,377)	-
Other assets	(19,551)	-
Deposits	(3,740)	-
Accounts payable - including related party	12,865	(400)
Accrued interest on notes payable - offering	(1,507)	(46)
Accrued interest - shareholder loan	852	3,147
Net cash flows from operating activities	(174,820)	(12,994)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(628,600)	-
Net cash flows from investing activities	(628,600)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	(376)
Loan from shareholder	3,825	13,000
Proceeds from issuance of common stock and warrants	900,000	-
Net cash flows from financing activities	903,825	12,624

NET CHANGE IN CASH AND CASH EQUIVALENTS	100,405	(370)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	489	859
END OF PERIOD	$100,894	$489

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$2,000	$2,066
Income taxes	$-	$-

SUPPLEMENTAL DISCOUSRE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES :
Write-off shareholders loan and accrued interest	$100,750	$-
Write-off of notes payable and accrued interest	$19,293	$-

(The accompanying notes are an integral part of the consolidated financial statements)

LEGEND OIL AND GAS, LTD.
(Formerly SIN HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND NATURE OF OPERATIONS

Description of Business

Legend Oil & Gas, Ltd. (formerly SIN Holdings, Inc.) and its wholly owned subsidiary, Senior-Inet, Inc. (collectively, the "Company"), were incorporated under the laws of the State of Colorado on November 27, 2000. The Company is an oil and gas exploration, development and production company.

From its inception until June 2010, the Company pursued its original business plan of developing a web portal listing senior resources across the United States through its wholly-owned subsidiary Senior-Inet, Inc. On May 18, 2010, Desert Bloom Investments, Inc., a company wholly-owned by Mr. Steve Sinohui, divested its majority interest in the Company, which consisted of 120,000,000 shares of common stock, representing 82.4% of the issued and outstanding common stock of the Company, and 100,000 shares of preferred stock, representing 100% of the issued and outstanding preferred stock of the Company.

Prior to the change of control, Mr. Sinohui served as the Company’s sole executive officer and director. Immediately after the change of control, Mr. Vandeberg became the sole executive officer of the company and a director and in September 2010, Mr. Vandeberg resigned as President of the Company and Mr. Marshall Diamond-Goldberg was immediately thereafter appointed President, and elected to serve as a director, of the Company. Mr. Vandeberg was appointed Vice President of the Company and remained its Chief Financial Officer and Secretary. With the change of control, the Company’s Board of Directors decided to explore new business opportunities that it believed would be more beneficial to the Company’s shareholders than the Senior-Inet, Inc. business plan.

October 4, 2010, the Board of Directors of the Company adopted and approved a twenty-for-one forward stock split for each share outstanding on October 5, 2010, as well as an amendment to the Company’s Articles of Incorporation to change the name of the Company to Legend Oil and Gas, Ltd., which more accurately reflects the Company’s business. These actions were referred to the Company’s shareholders for approval.

As a result, on November 29, 2010, the Company’s name was changed to Legend Oil and Gas, Ltd. and the Company completed the twenty-for-one forward stock split, which resulted in 60,560,000 shares of common stock outstanding at that time. The Company’s post-split authorized shares of common stock remained at 400,000,000 shares with a par value of $0.001 per share. The Company’s post-split authorized shares of preferred stock remained at 100,000,000 shares, par value $0.001 per share.  All share information references in these financial statements reflects the twenty-for-one stock split.

Mitigation of Going Concern Uncertainty

The Company has a history of incurring net losses and net operating cash flow deficits.  In addition, the Company is in the early stages of the acquisition of oil and gas leaseholds and the success of those acquisitions is unknown.  At December 31, 2010, the Company had cash and cash equivalents totaling approximately $101,000.  During the year ended December 31, 2010, the Company raised a total of $900,000 from two private placement offerings.  On January 21, 2011, the Company raised an additional $150,000 from a third private placement offering.  The cash generated has enabled the Company to execute on its business plan of acquiring working interests in oil and gas properties as well as provided working capital as production is ramped-up.  Management anticipates that current cash reserves plus cash generated from operations will sustain its operations through December 31, 2011. In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, it may become necessary for the Company to obtain capital from external sources through the issuance of equity or debt securities, increase revenues and/or reduce operating costs.  The issuance of equity securities will cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, which could jeopardize the future strategic initiatives and business plans of the Company.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein.  The Company is not aware of any trends or potential events that are likely to adversely impact its short term liquidity.

The Company's financial statements for the year ended December 31, 2009 were also prepared assuming the Company would continue as a going concern. Recurring losses, an accumulated deficit and no revenues, led to the uncertainty regarding the Company's ability to execute its business plan as of December 31, 2009. This uncertainty raised substantial doubt about the Company's ability to continue as a going concern at December 31, 2009.

LEGEND OIL AND GAS, LTD.
(Formerly SIN HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Legend Oil and Gas, Ltd. and its wholly owned subsidiary, Senior-Inet, Inc. until its dissolution on July 29, 2010. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Intercompany transactions and balances have been eliminated in consolidation. The Company was in the development stage through September 30, 2010.  At December 31, 2010, the Company is considered an operating company and is no longer in the development stage. Certain previously reported amounts have been reclassified to conform to the current year presentation.

In preparing the accompanying consolidated financial statements, we have evaluated information about subsequent events that became available to us through the date the consolidated financial statements were issued.  This information relates to events, transactions or changes in circumstances that would require us to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances.

Discontinued Operations

On June 1, 2010, the Company abandoned the www.senior-inet.com web portal business due to a lack of success and began focusing its efforts on the acquisition, exploration and development of oil and gas properties. Accordingly, the Company wrote down the carrying value of the web portal business to its salvage value of zero. The assets, liabilities, results of operations and cash flows related to the web portal business are classified as discontinued operations for all periods presented.  Senior-Inet, Inc. was dissolved effective July 29, 2010.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Management’s judgments and estimates in these areas are to be based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates are accruals related to oil and gas sales and expenses; estimates of future oil and gas reserves; estimates used in the impairment of oil and gas properties; and the estimated future timing and cost of asset retirement obligations.

Actual results could differ from the estimates as additional information becomes known. The carrying values of oil and gas properties are particularly susceptible to change in the near term.  Changes in the future estimated oil and gas reserves or the estimated future cash flows attributable to the reserves that are utilized for impairment analysis could have a significant impact on the future results of operations.

Fair Value Measurement

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

LEGEND OIL AND GAS, LTD.
(Formerly SIN HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

At December 31, 2010 and 2009, the Company did not hold any assets or liabilities which were required to be measured at fair value.

Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are due under normal trade terms and are presented on the consolidated balance sheets net of allowances for doubtful accounts. The Company establishes provisions for losses on accounts receivable for estimated uncollectible accounts. It regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method.

Full Cost Method of Accounting for Oil and Gas Properties

The Company has elected to utilize the full cost method of accounting for its oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. The Company has not yet obtained reserve reports due to its recent commencement of operations.  As of December 31, 2010, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. The cost of these properties is assessed quarterly, on a field-by-field basis, to determine whether the properties are recorded at the lower of cost or fair market value.

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. The Company has not sold any oil and gas properties.

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects.  As of December 31, 2010, no impairment charges have been recognized.

Asset Retirement Obligation

The Company records the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset if a reasonable estimate of fair value can be made.  The associated asset retirement cost capitalized as part of the related asset is allocated to expense over the asset’s useful life. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

The Company does not have material asset retirement obligations as of December 31, 2010.

Goodwill

The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired.  Goodwill is tested for impairment on at least an annual basis at year end or when facts and circumstances indicate that the carrying value of the asset may not be recoverable.

LEGEND OIL AND GAS, LTD.
(Formerly SIN HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

See “Note C - Discontinued Operations” for further discussion of goodwill impairment.

Financial Instruments

The estimated fair values of the Company’s financial instruments closely approximate the carrying amounts as follows:

Cash and cash equivalents, accounts receivable, other assets, and accounts payable. The carrying amounts approximate fair value due to the short maturity of these instruments.

Financing arrangements. The carrying amounts of the Company’s notes payable and shareholder loan approximate fair value because the current borrowing rates do not materially differ from market rates for similar borrowings.

Oil and Gas Revenue Recognition

The Company uses the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. The volume sold may differ from the volumes the Company is entitled to, based on its individual interest in the property.  The Company utilizes a third party marketer to sell oil and gas production in the open market.  As a result of the requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 45 days following the month of production. Therefore, the Company may make accruals for revenues and accounts receivable based on estimates of its share of production. Since the settlement process may take 30 to 60 days following the month of actual production, its financial results may include estimates of production and revenues for the related time period. The Company will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized.  As of December 31, 2010, all revenue information had been received from the marketer so there was no estimated revenue and accounts receivable.

Web Portal Revenue Recognition

The Company sold web sites and advertising to providers of senior resources from its inception through May 2010.  Revenue was recognized when earned.  There was no revenue relating to the discontinued web portal business during the years ended December 31, 2010 and 2009.

Income Taxes

The Company recognizes income taxes on an accrual basis based on tax position taken or expected to be taken in its tax returns.  A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities.  Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.  Should they occur, the Company’s policy is to classify interest and penalties related to tax positions as interest expense.  Since its inception, no such interest or penalties have been incurred.

LEGEND OIL AND GAS, LTD.
(Formerly SIN HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share

Basic earnings per share is calculated using the weighted-average outstanding common shares. Diluted earnings per share is calculated using the weighted-average outstanding common shares plus the number of common shares that would be issued assuming the exercise of all potentially dilutive commons shares outstanding under the treasury stock method.  The treasury stock method assumes proceeds received are used to reduce the dilutive effect of common stock equivalents.

As of December 31, 2010, dilutive common stock equivalents include 1,300,000 warrants that are not included in the computation of diluted loss per share because to do so would be anti-dilutive.  There were no dilutive instruments outstanding during 2009.  All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

Concentration of Risk

The Company has no significant off balance sheet concentrations of credit risk such as foreign exchange contracts or other foreign hedging arrangements. Cash and cash equivalents may, at time, exceed FDIC insured limits.

Recent and Adopted Accounting Pronouncements

Effective December 31, 2009, the Company adopted the SEC’s final rule on “Modernization of Oil and Gas Reporting” (the “Reserve Ruling”) and the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) 2010-03, which conforms Accounting Standards Codification (“ASC”) 932 to the Reserve Ruling. The Reserve Ruling revises oil and gas reporting disclosures, permits the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes and allows companies the option to disclose probable and possible oil and gas reserves. In addition, the new disclosure requirements require companies to: (i) report the independence and qualifications of its reserves preparer or auditor, (ii) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit and (iii) report oil and gas reserves using an average price based upon the prior 12-month period rather than a period-end price. The adoption of this guidance did not have a material impact on the Company’s financial statements as it has no proved reserves.

During January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820).” ASU No. 2010-06 amends ASC Topic 820 to (i) require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, (ii) require separate disclosure of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), (iii) clarify the level of disaggregation for fair value measurements of assets and liabilities, and (iv) clarify disclosures about inputs and valuation techniques used to measure fair values for both recurring and nonrecurring fair value measurements. ASU No. 2010-06 became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the provisions of ASU No. 2010-06 on January 1, 2010. The adoption of the provisions of ASU No. 2010-06 did not impact the Company’s financial position, results of operations or liquidity.

LEGEND OIL AND GAS, LTD.
(Formerly SIN HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855).” ASU No. 2010-09 amends ASC Topic 855 to include the definition of “SEC filer” and alleviate the obligation of SEC filers to disclose the date through which subsequent events have been evaluated. ASU No. 2010-09 became effective during February 2010. The adoption of the provisions of ASU No. 2010-09 did not impact the Company’s financial position, results of operations or liquidity.

During December 2010, the FASB issued ASU No. 2010-28, “Intangibles-Goodwill and Other (Topic 350).” ASU No. 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts, requiring that an entity perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists for those reporting units. ASU No. 2010-28 is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-28 is not expected to have an impact on the Company’s financial position or results of operations.

From time to time, new accounting guidance is issued by the FASB that the Company adopts as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on its financial statements upon adoption.

NOTE C – DISCONTINUED OPERATIONS

On June 1, 2010, the Company abandoned the www.senior-inet.com web portal business due to a lack of success and decided to focus its efforts on the acquisition, exploration and development of oil and gas properties. Accordingly, the Company wrote down the carrying value of the web portal business to its salvage value of zero. The assets, liabilities, and results of operations related to the web portal business were classified as discontinued operations for all periods presented.  Senior-Inet, Inc. was dissolved effective July 29, 2010.

The following table summarizes the web portal business’ operating results for years ended December 31, 2010 and 2009, which are presented in loss from discontinued operations, in the Consolidated Statements of Operations:

	Year Ended December 31,
	2010	2009
REVENUES	$-	$-

EXPENSES
Internet service provider	300	1,200
Miscellaneous	141	-
Goodwill impairment	5,071	-
Operating expenses	5,512	1,200
LOSS FROM OPERATIONS	(5,512)	(1,200)

OTHER INCOME (EXPENSE)
Loan interest	(15)	(65)
TOTAL OTHER INCOME (EXPENSE)	(15)	(65)

NET LOSS BEFORE TAXES	$(5,527)	$(1,265)

LEGEND OIL AND GAS, LTD.
(Formerly SIN HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – DISCONTINUED OPERATIONS (CONTINUED)

The major components of assets and liabilities presented separately in the Consolidated Balance Sheets as discontinued operations are outlined below.

	December 31,
	2010	2009
ASSETS
Goodwill	$-	$5,071

LONG-TERM LIABILITIES
Shareholder loan	-	1,500
Accrued interest - shareholder loan	-	485

NOTE D – EXPLORATION AND OPTION TO ENTER JOINT VENTRUE AGREEMENT

On June 4, 2010, the Company entered into the Exploration and Option to Enter Joint Venture Agreement Redlich Project (the “Agreement”) with Miranda (U.S.A.), Inc., (“Miranda”).

Under the Agreement, the Company and Miranda agreed to explore and potentially develop the mining of minerals on certain unpatented mining claim properties. In exchange for the exploration right and possession granted by Miranda, the Company agreed to incur expenditures for exploration and development work in accordance with a four year schedule totaling $3,000,000 and agreed to issue and deliver to Miranda 200,000 shares of its common stock following execution of the Agreement.

Prior to beginning any exploration activities on this property, the Company elected not to pursue the mining rights provided for in the Agreement.  Additionally, the Company did not issue the 200,000 shares of common stock. Accordingly, as of December 31, 2010, the Company has not recognized any exploration expenses related to this Agreement.

NOTE E - OIL AND GAS PROPERTIES

In October 2010, the Company completed the acquisition of the entire working interest representing eighty-seven and one half percent (87.5%) of the revenue interest in nine oil and gas leases owned by Piqua Petro, Inc. for a total of $625,000.

The following table discloses costs capitalized during the years ended December 31, 2010 and 2009 relative to the Company’s oil and gas producing activities.

	Year Ended December 31,
	2010	2009
Oil and gas properties - proven
Balance, beginning of year (capitalized)	$-	$-
Acquisition costs	625,000	-
Development costs	3,600	-
Total costs capitalized during the year	628,600	-
Balance, end of year	$628,600	$-

The Company amortizes all capitalized costs of oil and gas properties on the unit-of-production method using proved reserves.  It has not yet obtained reserve studies with estimated proved reserve quantities because of its recent acquisition of oil and gas properties. Therefore at December 31, 2010, there were no capitalized costs subject to amortization.

LEGEND OIL AND GAS, LTD.
(Formerly SIN HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - OIL AND GAS PROPERTIES (CONTINUED)

Properties which are not being amortized are assessed quarterly, on a field-by-field basis, to determine whether they are recorded at the lower of cost or fair market value. As a result of this analysis, the Company determined that the carrying cost of the properties was not lower than the estimated fair market value.  Accordingly, no impairment cost was recognized as of December 31, 2010.

The following table discloses costs expensed during the years ended December 31, 2010 and 2009 relative to the Company’s oil and gas producing activities.

	Year Ended December 31,
	2010	2009
Costs incurred during the year (expensed):
Lease operating expenses	$15,294	$-
Production taxes	733	-
Expensed costs	$16,027	$-

In the presentation above, no deduction has been made for indirect costs such as corporate overhead or interest expense. No income taxes are reflected above due to the Company’s tax loss carryforwards.

NOTE F - OFFERING OF DEBT AND EQUITY SECURITIES

On December 14, 2001, the Company commenced an offering of Units.  Each Unit had an offering price of $100 and consisted of one three-year promissory note in the principal amount of $94 with interest at 10.64% per annum, plus 6,000 shares of common stock offered at $0.001 per share (an aggregate price of $6.00 for the 6,000 shares).

The Company closed the offering on February 19, 2002, after receiving subscriptions for 213 Units, or an aggregate principal amount of $20,022.  The promissory notes were initially due on February 19, 2005, which due date was extended multiple times by the holders.  In addition, the Company repaid notes amounting to $1,222.  The principal balance outstanding as of December 31, 2009 was $18,800.

A change of control took place on May 18, 2010 as a result of Desert Bloom Investments’ divestiture of shares.  As part of this change, the Company wrote off the outstanding principal as represented in the promissory notes totaling $18,800 plus accrued interest of $493 to additional paid-in capital. The Company believes that it does not have any material contingent liabilities due to the change of control.

NOTE G - STOCKHOLDERS' EQUITY (DEFICIT)

On May 18, 2010, Desert Bloom Investments, Inc., a company wholly-owned by Mr. Steve Sinohui, divested its majority interest in the Company, which consisted of 120,000,000 shares of common stock, representing 82.4% of the issued and outstanding common stock of the Company, and 100,000 shares of preferred stock, representing 100% of the issued and outstanding preferred stock of the Company. This transfer of ownership was accomplished by a private transaction, in the form of a stock purchase agreement, between Desert Bloom Investments, Inc. and Mr. James Vandeberg, whereby all of the

LEGEND OIL AND GAS, LTD.
(Formerly SIN HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

shares of the Company held by Desert Bloom Investments, Inc. were sold to Mr. Vandeberg. Since this resulted in a change of control of the Company, the Board of Directors and the majority shareholder of the Company, Desert Bloom Investments, Inc., voted to approve the transaction by written consent prior to its consummation. An information statement was sent to each shareholder of record of the Company informing them of the change of control.

Prior to the change of control, Mr. Sinohui served as the Company’s sole executive officer and director. Immediately after the change of control, Mr. Vandeberg became the sole executive officer of the company and a director and in September 2010, Mr. Vandeberg resigned as President of the Company and Mr. Marshall Diamond-Goldberg was immediately thereafter appointed President, and elected to serve as a director, of the Company. Mr. Vandeberg was appointed Vice President of the Company and remained its Chief Financial Officer and Secretary.

No employment agreement has been signed between the Company and Mr. Vandeberg.  The Board has agreed to continue to pay Mr. Vandeberg $5,000 per month for his services.

Mr. Diamond-Goldberg will be paid $6,300 per month for the first four months of the contract which will increase to $8,400 per month commencing in January 2011.

In order to attract investment capital to fund the Company’s new business plan, on October 1, 2010, Mr. Vandeberg transferred, in lieu of the Company issuing additional shares, 12,112,000 shares of common stock of the Company held by him to Marlin Consulting Corp., in accordance with the Consulting Services Agreement entered into between Marlin Consulting Corp., an entity wholly-owned by Mr. Diamond-Goldberg, and the Company, which represented an approximately 20% ownership interest in the Company. In furtherance of the possibility of raising capital, on October 6, 2010, Mr. Vandeberg surrendered 85,000,000 shares of common stock and all 100,000 shares of preferred stock of the Company owned by him, which shares were immediately cancelled by the Company. Mr. Vandeberg also gifted a total of 10,976,000 shares of common stock of the Company to three other persons. This resulted in Mr. Vandeberg owning 11,912,000 shares of the Company, an approximately 20% interest in the Company. Also to accommodate additional investment capital to fund the Company’s new business plan, and in furtherance of its change in business plan, on October 4, 2010, the Board of Directors of the Company adopted and approved a twenty-for-one forward stock split for each share outstanding on October 5, 2010, and an amendment to the Company’s Articles of Incorporation to change the name of the Company to Legend Oil and Gas, Ltd.. These actions were referred to the Company’s shareholders for approval. Whereupon the Company received a written consent dated October 4, 2010 executed by shareholders owning a majority of the Company’s shares of common stock issued and outstanding on the record date, to adopt and approve the foregoing actions taken by the Board of Directors.

As a result, on November 29, 2010, the Company’s name was changed to Legend Oil and Gas, Ltd. and the Company completed the twenty-for-one forward stock split, which resulted in 60,560,000 shares of common stock outstanding as of that time.

The Company’s post-split authorized shares of common stock remained at 400,000,000 shares with a par value of $0.001 per share.  Additionally the Company’s post-split authorized shares of preferred stock remained at 100,000,000 shares, par value $0.001 per share.

On October 26, 2010, the Company sold 1,300,000 Units to a foreign investor in exchange for $650,000, or a per Unit price of $0.50. One Unit consists of one share of restricted common stock and one warrant to purchase an additional share of common stock at $0.50 per share for a period of 3 years. As of December 31, 2010, no warrants had been exercised. The relative fair value of the common stock was estimated to be $608,778 and the relative fair value of the warrants was estimated to be $41,222 as determined based on the relative fair value allocation of the proceeds.

On December 3, 2010, the Company issued 500,000 shares of restricted common stock to a foreign investor in exchange for $250,000, or a per share price of $0.50.

LEGEND OIL AND GAS, LTD.
(Formerly SIN HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - RELATED PARTY TRANSACTIONS

Rent: The Company’s former sole executive officer, director and shareholder, Mr. Sinohui, had been providing office space at no charge to the Company. For purposes of the financial statements, the Company had been accruing $75 per month as additional paid-in capital for this use. For the years ended December 31, 2010 and 2009, the Company recorded $225 and $900, respectively, in rent expense.

Upon the change of control of management, the law office in which Mr. Vandeberg, Chief Financial Officer, Secretary and Director, has an office agreed to rent the Company office space at the rate of $500 per month.  For the years ended December 31, 2010 and 2009, the Company recorded $3,750 and $nil, respectively, in rent expense related to this agreement.

Loans from Shareholder:  As of May 18, 2010, the Company had received 27 loans from the controlling shareholder of the Company, Desert Bloom Investments.  The aggregate amount of the notes was $89,000. As part of the change of control of the Company transacted on May 18, 2010, Mr. Sinohui forgave the notes with a signed declaration.  Based upon this declaration, the aggregate outstanding notes to Desert Bloom Investments of $89,000 plus accrued interest of $11,925 net of cash on-hand of $175 were written-off to additional paid-in-capital.

Executive Compensation:  For the years ended December 31, 2010 and 2009, the Company incurred $37,500 and nil, respectively, in compensation expense for Mr. Vandeberg, Chief Financial Officer, Secretary and Director of the Company.

For the years ended December 31, 2010 and 2009, the Company incurred $25,200 and nil, respectively, in compensation expense for Mr. Diamond-Goldberg, President and director of the Company.

The Company entered into a consulting services agreement with Marlin Consulting Corp., of which Mr. Diamond-Goldberg is the sole owner, effective September 1, 2010.  The agreement provides that Marlin Consulting Corp. will be compensated at $6,000 per month during 2010 and $8,000 per month beginning in January 2011 and thereafter until the agreement terminates, plus a gross-up to cover applicable taxes and expense reimbursement for approved expenses. The term of agreement is for one year and will renew automatically on the anniversary date unless otherwise terminated by the parties. If the Board of Directors approves a stock option plan and/or bonus plan, Mr. Diamond-Goldberg will be eligible to participate in the plan(s) as provided in his agreement with the Company.

Legal Expenses:  During the years ended December 31, 2010 and 2009, the Company incurred $13,886 and $nil, respectively, for legal services rendered by a law firm of which Mr. Vandeberg is a member.

NOTE I – INCOME TAXES

There is no current or deferred tax expense for 2010 and 2009, due to the Company’s loss position.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset. The income tax effect, utilizing a 34% income tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

LEGEND OIL AND GAS, LTD.
(Formerly SIN HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – INCOME TAXES (CONTINUED)

	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$55,026	$-
Deferred tax liability:
Oil and gas properties	(1,517)	-
	53,509	-
Valuation allowance	(53,509)	-
Net deferred tax assets	$-	$-

The 2010 increase in the valuation allowance was $53,509 (2009: $nil).

The Company has available net operating loss carryforwards of approximately $162,000 for tax purposes to offset future taxable income which expire in 2030. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.  The tax year 2010 remains open to examination by federal agencies and other jurisdictions in which the Company operates.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the years ended December 31 follows:

	2010		2009

Statutory federal income tax rate	(34%	)	(34%	)
Other	-		34%
Valuation allowance	34%		-
	0%		0%

NOTE J – SUBSEQUENT EVENTS

On February 2, 2011, the Company entered into a subscription agreement to sell 300,000 Units in exchange for $150,000, or a per Unit price of $0.50.  One Unit consists of one share of restricted common stock and one warrant to purchase an additional share of common stock at $0.50 per share for a period of 3 years.

On February 25, 2011, after evaluating and studying various opportunities, the Company completed the acquisition of seven leaseholds on land in Divide County, North Dakota totaling 3,840 gross acres (net 167.11 acres) with all mineral rights including the Bakken and Three Forks formations.  The term of the leases is five years. The acquisition price was $58,489.

On March 23, 2011, the Company completed a second acquisition of eight leaseholds within this same area in Divide County, North Dakota, adding an additional 201.88 net acres. The term of the leases is five years. The acquisition price was $70,658.

On March 30, 2011, the Company completed a third acquisition of one leasehold interest within the same area in Divide County, North Dakota, adding an additional 27.54 net acres.  The term of the lease is five years.  The acquisition price was $9,404.  The total acquired leasehold interests in Divide County, North Dakota consist of 3,840 gross acres (net 396.53 acres) with all mineral rights including the Bakken and Three Forks formations.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

An amended report on Form 8-K dated January 21, 2011 was filed by the Company with the SEC on January 28, 2011, which disclosed a change in the Company’s independent accountants from Robison, Hill & Company to Peterson Sullivan LLP.

Item 9A.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on this evaluation, our President and Chief Financial Officer concluded as of December 31, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our President and Chief Financial Officer have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on this evaluation, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

There have been no changes in internal controls, or in factors that could materially affect internal controls, subsequent to the date that management completed their evaluation.

Item 9B.                 Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers and any directors or executive officers that served with us in the period covered by this Annual Report, and the positions held by each such person.

Name	Age	Position

Marshall Diamond-Goldberg	56	President and a Director
James Vandeberg	67	Vice President, Chief Financial Officer, Secretary and a Director
Steve S. Sinohui	62	Former President, the Treasurer, the Secretary and a Director

Each of the above listed directors will serve as a director until the next annual meeting of the shareholders or until his death, resignation, retirement, removal or disqualification, or until his successor has been duly elected and qualified. Vacancies in the Board are filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board.

Set forth below is certain biographical information furnished to us by our directors and executive officers.

Marshall Diamond-Goldberg.   Mr. Diamond-Goldberg became a director and President of the Company on September 1, 2010. He is a professional geologist with over 28 years of experience in the oil and gas sector.  He is currently the President of OTC listed JayHawk Energy Inc.  He holds a board seat with JayHawk as well.  He also holds a position as director of TSX listed public company, International Sovereign Energy Corp. He was the President, co-founder and director of Manhattan Resources Ltd., a TSE listed and publicly traded junior oil and gas production and exploration company between 1997 and 2001 and subsequently held the same post at Trend Energy Inc. and Strand Resources Ltd., both private oil and gas producers, which he took from zero production to 600 BOE/d and 300 BOE/d respectively before their sales in May 2004 to Starpoint Energy Ltd. and in 2008 to Villanova Energy Inc., respectively.  Prior co-founding Manhattan, he was a co-founder and Vice-President of Exploration of Mercury Energy Corp., a private oil and gas production and exploration company.  Mercury was sold to Tethys Energy Corp., a TSE listed public company in October of 1997.   Mr. Diamond-Goldberg held senior geological posts with Imperial Oil Resources Ltd., Texaco Canada Resources Ltd., Tiber Energy Corporation and Suncor Energy Ltd. prior to co-founding Manhattan.   Mr. Diamond-Goldberg holds a Bachelor of Science in Geology and a Bachelor of Arts in Political Science, both from the University of Alberta in Edmonton.

James Vandeberg. Mr. Vandeberg has served as a director and executive officer of the Company since May 18, 2010. He has been an attorney practicing in Seattle, Washington since 1996. He specializes in corporate finance with an emphasis on securities and acquisitions. Prior to practicing in Seattle, he was counsel and secretary to two NYSE listed companies. He graduated from NYU Law School in 1969 where he was a Root-Tilden Scholar and holds a BA degree in accounting from the University of Washington. Mr. Vandeberg is a director of American Sierra Gold Corp., REGI US, Inc., IAS Energy, Inc. and ASAP Holdings, Inc., all of which are reporting companies on the OTCBB.

Steve S. Sinohui.  Mr. Sinohui served as the President, the Treasurer, the Secretary and a director of SIN Holdings and Senior-Inet from the inception of both companies in November 2000 until May 2010. Since 2005, Mr. Sinohui has been a supervisor with UPS Cartage Services International in Denver, Colorado. Mr. Sinohui served as a broker for Urban Companies, a Lakewood, Colorado corporation from 1994 to 2005, where he was involved in locating and securing commercial real estate opportunities, listing and selling residential and commercial real estate and property management. From 1989 to 1994, Mr. Sinohui served as a project manager for ATMA, Inc., a distributor of medical supplies, where he supervised and directed the physical inventory and asset management of capital equipment, evaluated and supervised the development and implementation of computer programs and equipment, including database and inventory management software and equipment, and managed over 80 multiple-site inventory personnel. From 1983 to 1987, Mr. Sinohui served as the Vice President of Marketing for the National OTC Stock Journal, a national finance newspaper, which covered the over-the-counter stock market. During his tenure with the National OTC Stock Journal, Mr. Sinohui developed a marketing and promotional program, which included long-term advertising campaigns for national and international clients. Mr. Sinohui also planned, organized and developed sales for three national financial trade shows, which were teleconferenced to over twenty cities. The trade shows presented a format for investors to interact with executive officers of publicly-held companies from the United States, Canada and Europe. Mr. Sinohui attended Phoenix College, Phoenix, Arizona, with a curriculum in broadcasting and journalism, from 1966 to 1969.

Certain Relationships

There are no family relationships among or between any of our officers and directors.

Our proposed business raises potential conflicts of interests between certain of our officers and directors and us. Certain of our directors are directors of other natural resource companies and, to the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation.  In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms.  In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict.

From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, involvement in a greater number of programs and reduction of the financial exposure with respect to any one program.  It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

In determining whether we will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the potential benefits to us, the degree of risk to which we may be exposed and its financial position at that time.  Other than as indicated, we have no other procedures or mechanisms to deal with conflicts of interest.  We are not aware of the existence of any conflict of interest as described herein.

Involvement in Certain Legal Proceedings

During the past ten years none of our directors, executive officers, promoters or control persons has been:

•     the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

• convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•     subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

• found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;
• the subject of any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
(i)	Any Federal or State securities or commodities law or regulation; or
(ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

•     any federal or state judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions (excluding settlements between private parties); or

• any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file with the SEC and the Company forms disclosing their ownership of our common stock and changes to such ownership. Based solely upon our review of the copies of such forms provided to us, we believe that, during the most recent fiscal year ended December 31, 2010, all persons subject to filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, timely filed the required forms with the SEC, except as follows:

•	Mr. Sinohui filed a Form 4 with the SEC on June 17, 2010 disclosing two transactions that took place on May 18, 2010.
•
Mr. Marshall Diamond-Goldberg filed a Form 3 with the SEC on September 14, 2010 disclosing his appointment as executive officer and a director of the Company as of September 1, 2010, with no transactions occurring.

•	Mr. James Vandeberg filed a Form 4 with the SEC on October 6, 2010 disclosing one transaction that took place on October 1, 2010.
•	Mr. Marshall Diamond-Goldberg filed a Form 4 with the SEC on October 7, 2010 disclosing one transaction that took place on October 1, 2010.

We have received a written representation from each of our current directors and executive officers that no Forms 5 are required for the fiscal year ended December 31, 2010.

Directors’ and Officers’ Liability Insurance

The Company has purchased directors’ and officers’ liability insurance.

Board Committees and Corporate Governance

Our Board of Directors has not held regular meetings during the fiscal year ended December 31, 2010 but has taken action by the written consent of all directors. We do not have any policy regarding director attendance at annual meetings of shareholders, although all directors are strongly encouraged to attend. Last year, we did not hold an annual shareholders meeting.

Audit Committee

The Board does not currently have a standing Audit Committee.  The full Board performs the principal functions of the Audit Committee.  The full Board monitors the Company’s financial reporting process and internal control system and appoints our independent registered public accounting firm.

Compensation Committee

The Board does not currently have a standing Compensation Committee.  The full Board establishes overall compensation policies for us and reviews recommendations submitted by our management.

Nominating Committee

Our Board of Directors does not have a Nominating Committee, as nominations are made by the members of the Board as a whole. Our Board of Directors seeks to identify qualified individuals to become Board members and determine the composition of the Board and its committees. Our Board does not have any formal specific minimum qualifications for evaluating potential director candidates. We do not have a specific process for identifying new directors because we do not regularly need to nominate new directors. In 2011, all of our directors are standing for re-election.

Code of Ethics

We have not adopted a code of ethics, but plan to do so within the next fiscal quarter.

Director Independence

Our securities are not listed on a U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, the Company’s Board of Directors has determined that each of Mr. Diamond-Goldberg and Mr. Vandeberg are not independent from the Company’s management and do not qualify as “independent directors” under the standards of independence under the applicable FINRA listing standards.  Upon the Company’s listing on any national securities exchange or any inter-dealer quotation system, it will elect such independent directors as is necessary under the rules of any such securities exchange.

Communications with the Board of Directors

We have no formal procedure for shareholder communications with directors. However, any shareholder who wishes to communicate with a particular director or directors is instructed to contact the Secretary of the Company. The Secretary will process all communications received from shareholders and forward them to the Board of Directors. However, materials that are unduly hostile, threatening, illegal or similarly unsuitable generally will not be forwarded.

Item 11.                  Executive Compensation

Executive Officer Compensation

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our Board of Directors. In this connection, the Board of Directors has not retained the services of any compensation consultants. The goals of our executive compensation program as defined by our Board of Directors are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources.

The following table and descriptive materials set forth information concerning compensation earned for services rendered to the Company by the executive officers of the Company during the years ended December 31, 2010 and 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	All Other Compensation (2)	Total

Marshall Diamond-Goldberg President (Principal Executive Officer) & Director	2010	$24,000	$1,200	$25,200

James Vandeberg Chief Financial Officer (Principal Financial Officer) & Director	2010	$37,500	0	$37,500

(1)	The amount in this column represents monthly compensation for both Mr. Diamond-Goldberg and Mr. Vandeberg’s role as an executive and director.
(2)	Other compensation represents monies received in addition to monthly compensation to cover taxes.

Mr. Steve Sinohui did not receive any compensation for his services as the sole executive officer and director of the Company during the year ended December 31, 2009 up through his resignation in May 2010.

We do not compensate our directors for their service to the Company as such, but do reimburse them for reasonable expenses incurred in the performance of that service.

Agreements With Executive Officers

We entered into a consulting services agreement with Marlin Consulting Corp., of which Mr. Diamond-Goldberg is the sole owner, effective September 1, 2010.  Mr. Diamond-Goldberg serves as a consulting expert to the Company due to his specialized skills and extensive knowledge in the oil and gas industry, corporate finance and management. The agreement provides that Marlin Consulting Corp. will be compensated at $6,000 per month during 2010 and $8,000 per month beginning in January 2011 and thereafter until the agreement terminates, plus a gross-up to cover applicable taxes and expense reimbursement for approved expenses. The term of agreement is for one year and will renew automatically on the anniversary date unless otherwise terminated by the parties. Mr. Diamond-Goldberg is to be reimbursed for out-of-pocket expenses reasonably incurred on behalf of the Company by him. If the Board of Directors approves a stock option plan and/or bonus plan, Mr. Diamond-Goldberg will be eligible to participate in the plan(s) as provided in his agreement with the Company. Other terms and conditions of the consulting services agreement are typical for contracts of this nature.

There is no agreement between Mr. James Vandeberg and the Company, however, the Board of Directors has committed to paying Mr. Vandeberg $5,000 per month for his services as an executive officer of the Company.

Change of Control Agreements

There are no understandings or agreements known by management at this time which would result in a change in control of the Company. The Company does not have any change-of-control or severance agreements with any of its executive officers or directors.

Outstanding Equity Awards at Fiscal Year End

We had no equity compensation plans outstanding as of December 31, 2010.

Compensation of Directors

We have no directors who are not also executives of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2010 by our directors, our named executive officers, and our directors and executive officers as a group, as well as each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of our common stock.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person's address is c/o our principal office address (unless otherwise indicated) at 601 Union Street, Suite 4500, Seattle WA, 98101.

Person or Group	Number of Shares of Common Stock		Percent
Directors and Officers
Marshall Diamond-Goldberg, President and a Director	12,112,000	(1)	19.33%
James Vandeberg, Vice President, Chief Financial Officer, Secretary and a Director	11,912,000	(2)	19.01%
All Directors and Executive Officers as a Group (2 persons)	24,024,000		38.52%

Wayne Gruden	7,756,000		12.38%

(1)
Mr. Diamond-Goldberg beneficially owns these shares through Marlin Consulting Corp., in which he holds a 100% interest; these shares were acquired upon execution of the Consulting Services Agreement between the Company and Marlin Consulting Corp. whereby Mr. Vandeberg gifted 12,112,000 shares owned by him to Mr. Diamond-Goldberg.

(2)
Mr. Vandeberg acquired these shares directly from Desert Bloom Investments, Inc on May 18, 2010, immediately following which Mr. Vandeberg was appointed the Company’s sole executive officer and a director.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Rent: The Company’s former sole executive officer, director and shareholder, Mr. Steve Sinohui, had been providing office space at no charge to the Company. For purposes of the financial statements, the Company had been accruing $75 per month as additional paid-in capital for this use. For the years ended December 31, 2010 and 2009, the Company recorded $225 and $900, respectively, in rent expense.

Upon the change of control of management, the lessee of the office in which Mr. Vandeberg, executive officer and a director of the Company, has an office arranged to sublease the Company office space at the rate of $500 per month during 2010. That amount has increased to $575 at the beginning of 2011.  For the years ended December 31, 2010 and 2009, the Company recorded $3,750 and $nil, respectively, in rent expense related to this arrangement.

Loans from Shareholder:  As of May 18, 2010, the Company had received 27 loans from the controlling shareholder of the Company, Desert Bloom Investments.  The aggregate amount of the notes was $89,000. As part of the change of control of the Company transacted on May 18, 2010, Mr. Sinohui forgave the notes with a signed declaration.  Based upon this declaration, the aggregate outstanding notes to Desert Bloom Investments of $89,000 plus accrued interest of $11,925 net of cash on-hand of $175 were written-off to additional paid-in-capital.

Executive Compensation:  For the year ended December 31, 2010, the Company incurred $37,500 in compensation expense for Mr. Vandeberg for his service as an executive officer and a director of the Company.

For the year ended December 31, 2010, the Company incurred $25,200 in compensation expense for Mr. Diamond-Goldberg, the President and a director of the Company.

Legal Expenses:  During the years ended December 31, 2010 and 2009, the Company incurred $13,886 and $nil, respectively, for legal services rendered by a law firm of which Mr. Vandeberg is a member.

Item 14.	Principal Accounting Fees and Services

The firm of Peterson Sullivan LLP currently serves as the Company’s independent registered public accounting firm. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the shareholders. The Board of Directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee, so the full Board of Directors of the Company serves the functions of an audit committee.

The following table presents aggregate fees for professional services rendered by Robison, Hill & Co. for the years ended December 31, 2010 and 2009.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit fees	$9,800	$8,200
Audit-related fees	0	0
Tax fees	0	0
Total	$9,800	$8,200

Audit Fees

Audit fees for the years ended December 31, 2010 and 2009 consist of the aggregate fees billed by Robison Hill & Co.

Audit-related fees

There were no audit-related fees in the years ended December 31, 2010 and 2009.

Tax Fees

There were no tax fees incurred by Robison, Hill & Co. for professional services rendered on behalf of the Company for tax compliance.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Form 10-K:

1.	Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this Annual Report:

• Reports of Independent Registered Public Accounting Firms
• Consolidated Balance Sheets as of December 31, 2010 and 2009
• Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
• Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010 and 2009
• Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
• Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is contained in the consolidated financial statements included in this Annual Report.

3.	Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2011	LEGEND OIL AND GAS, LTD.
/s/ Marshall Diamond Goldberg
By:
Marshall Diamond Goldberg President

Dated: March 31, 2011	LEGEND OIL AND GAS, LTD.
/s/ James Vandeberg
By:
James Vandeberg Vice President, Chief Financial Officer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
By: /s/ Marshall Diamond Goldberg Marshall Diamond Goldberg	President and Director (Principal Executive Officer)	March 31, 2011
By: /s/ James Vandeberg James Vandeberg	Vice President, Chief Financial Officer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 31, 2011

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by reference herein from the Company’s registration statement on Form 10-SB filed with the SEC on April 25, 2002.
3.2	Amended and Restated Articles of Incorporation	Incorporated by reference herein from the Company’s report on Form 8-K dated January 29, 2007, and filed with the SEC on January 30, 2007.
3.3	Amended By-laws (Exhibit 3.1)	Incorporated by reference herein from the Company’s report on Form 8-K dated January 29, 2007, and filed with the SEC on January 30, 2007.
3.4	Amended Articles of Incorporation	Incorporated by reference herein from the Company’s definitive Information Statement filed with the SEC on October 19, 2010.
3.5	Specimen Legend Oil and Gas, Ltd. Common Stock Certificate	Filed herewith.
10.1	Exploration and Option to Enter Joint Venture Agreement by and between Miranda (USA), Inc. and the Company dated June 4, 2010 (Redlich Project)]	Incorporated by reference herein from the Company’s report on Form 8-K dated June 4, 2010, and filed with the SEC on June 18, 2010.
10.2	Agreement for Purchase and Sale by and between Piqua Petro, Inc. and the Company dated October 20, 2010 (Piqua Project)	Incorporated by reference herein from the Company’s report on Form 8-K dated October 29, 2010, and filed with the SEC on November 4, 2010.
10.3	Consulting Services Agreement by and between Mr. Diamond-Goldberg and the Company dated September 1, 2010	Filed herewith.
10.4	Assignment of Oil and Gas Lease by Wasaabee Energy Inc.dated February 25, 2011 (Bakken Project)	Filed herewith.
10.5	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 23, 2011 (Bakken Project)	Filed herewith.
10.6	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 30, 2011 (Bakken Project)	Filed herewith.
21.1	Subsidiaries of the Company	Filed herewith.
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certifications by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.