Form 10-Q
period 2011-03-31
Legend Oil & Gas, Ltd.
filed 2011-05-13
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 9, 2011, the registrant had 62,910,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

LEGEND OIL AND GAS, LTD.
(formerly SIN Holdings, Inc.)
__________________

INDEX
to Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2011

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q  to “we,” “us,” “our,” and the “Company” are to Legend Oil and Gas, Ltd., a Colorado corporation.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q (“Report”) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, profitability, adequacy of funds from operations, and cash flows and financing are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well as the results expressed in, anticipated or implied by these forward-looking statements.

For a more detailed discussion of some of the factors that may affect our business, results and prospects, see our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011, as well as various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Form 10-Q and current reports on Form 8-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

LEGEND OIL AND GAS LTD.
(Formerly SIN Holdings, Inc. )
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
ASSETS	2011	2010
Current assets
Cash and cash equivalents	$52,794	$100,894
Accounts receivable	13,751	11,377
Other assets	14,800	19,551
Total current assets	81,345	131,822

Oil and gas properties - full cost method of accoutting
Proven properties	630,215	628,600
Unproven properties	138,785	-
Total oil and gas properties	769,000	628,600
Deposits	3,740	3,740

Total assets	$854,085	$764,162

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$52,333	$14,561
Accounts payable - related party	12,264	370
Total current liabilities	64,597	14,931

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,00 shares
authorized; issued and oustanding: nil	-	-
Common stock, $0.001 par value; 400,000,000 share
authorized; issued and outstanding: 62,660,000
and 62,360,000 respectively	62,660	62,360
Additional paid-in capital	1,130,172	980,472
Accumulated deficit	(403,344)	(293,601)
Total stockholders' equity	789,488	749,231

Total liabilities and stockholders' equity	$854,085	$764,162

(The accompanying notes are an integral part of the consolidated financial statements)

LEGEND OIL AND GAS LTD.
(Formerly SIN Holdings, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010

REVENUE	$45,820	$-

COSTS AND OPERATING EXPENSES
Lease operating expenses	33,651	-
Professional fees	53,216	-
Management fees	40,200	-
Travel fees	879	-
Office and administration fees	6,123	256
Marketing and filing fees	21,580	300
Operating expenses	155,649	556

LOSS FROM OPERATIONS	(109,829)	(556)

OTHER INCOME (EXPENSE)
Interest income	86	-
Loan interest	-	(1,345)
Total other income (expense)	86	(1,345)

NET LOSS FROM CONTINUING OPERATIONS	(109,743)	(1,901)

Loss from discontinued operations	-	(315)

Net loss	$(109,743)	$(2,216)

Basic and diluted net loss per share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)
Net loss	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	62,546,667	145,560,000

(The accompanying notes are an integral part of the consolidated financial statements)

LEGEND OIL AND GAS LTD.
(Formerly SIN Holdings, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

							Total
	Common Stock		Preferred Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	(deficit)	Equity

Balance, December 31, 2009	145,560,000	$145,560	100,000	$100	$(123,096)	$(135,487)	$(112,923)

Shareholder contribution, rent	-	-	-	-	225	-	225

Write-off of loans and interest payable to shareholder	-	-	-	-	120,043	-	120,043

Cancellation of stock by a shareholder	(85,000,000)	(85,000)	(100,000)	(100)	85,100	-	-

Issuance of common stock and warrants October 2010	1,300,000	1,300	-	-	648,700	-	650,000

Issuance of common stock December 2010	500,000	500	-	-	249,500	-	250,000

Net loss, year end December 31, 2010	-	-	-	-	-	(158,114)	(158,114)

Balance, December 31, 2010	62,360,000	62,360	-	-	980,472	(293,601)	749,231

Issuance of common stock and warrants February 2011	300,000	300	-	-	149,700	-	150,000

Net loss, period ended March 31, 2011	-	-	-	-	-	(109,743)	(109,743)

Balance, March 31, 2011	62,660,000	$62,660	-	$-	$1,130,172	$(403,344)	$789,488

(The accompanying notes are an integral part of the consolidated financial statements)

LEGEND OIL AND GAS LTD.
(Formerly SIN Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three-months ended
	March 31,	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,743)	$(2,216)
Adjustments to reconcile net loss to net cashflows from operating activities:
Rent contributed by shareholder	-	225
Changes in operating assets and liabilities:
Accounts receivable	(2,374)	-
Other assets	4,751	-
Accounts payable - including related party	40,028	(1,550)
Accrued interest on notes payable - offering	-	(1,507)
Accrued interest - shareholder loans	-	867
Net cash flows from operating activities	(67,338)	(4,181)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(130,762)	-
Net cash flows from investing activities	(130,762)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from shareholder	-	4,000
Proceeds from issuance of common stock and warrants	150,000	-
Net cash flows from financing activities	150,000	4,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(48,100)	(181)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	100,894	489
END OF PERIOD	$52,794	$308

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$-	$2,000

NON-CASH INVESTING ACTIVITIES
Purchase of oil and gas properties	$9,638	$-

The accompanying notes are an integral part of the consolidated financial statements

LEGEND OIL AND GAS, LTD.
(Formerly SIN Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF OPERATIONS

Description of Business

Legend Oil & Gas, Ltd. (formerly SIN Holdings, Inc.) (the “Company”) and its wholly owned subsidiary, Senior-Inet, Inc., were incorporated under the laws of the State of Colorado on November 27, 2000. From its inception until June 2010, the Company pursued its original business plan of developing a web portal listing senior resources across the United States through its wholly-owned subsidiary Senior-Inet, Inc. On July 29, 2010, Senior-Inet, Inc. was dissolved and the Company changed its business to the acquisition, exploration, development and production of oil and gas reserves. To align its name with its new business, on November 29, 2010, the Company changed its name from SIN Holdings, Inc. to Legend Oil and Gas, Ltd.

As a first step in implementing its new business plan, on October 29, 2010, the Company acquired a one hundred percent (100.00%) working interest in each of eight producing oil and gas leases located in the Piqua region of the state of Kansas held by Piqua Petro Inc., a Kansas corporation (“Piqua”). The Company acquired additional oil and gas properties located in North Dakota during 2011.

NOTE 2 – BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of the Company and Senior-Inet, Inc., until the subsidiary’s dissolution on July 29, 2010. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Intercompany transactions and balances have been eliminated in the consolidation. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2010, included in the Company's current report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011. All normal recurring adjustments necessary for the fair presentation of the results for the interim periods are refelected herein. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

The Company was in the development stage from June 1, 2010 through September 30, 2010 as it transitioned its business from developing a web portal to exploring for and producing oil and gas reserves.  At December 31, 2010, primarily due to its acquisition of the Piqua leasehold interests, the Company was considered an operating company and was no longer in the development stage. Certain previously reported amounts have been reclassified to conform to the current year presentation.

In October 2010, the Company conducted a twenty-for-one forward stock split, which resulted in 60,560,000 shares of common stock outstanding at that time. The consolidated financial statements are shown on a post-stock split basis.

Discontinued Operations

On June 1, 2010, the Company abandoned the www.senior-inet.com web portal business and on July 29, 2010,  dissolved Senior-Inet, Inc. and wrote down the carrying value of the web portal business to its salvage value of zero. The assets, liabilities, results of operations and cash flows related to the web portal business are classified as discontinued operations for the three months ended March 31, 2011 and March 31, 2010.

LEGEND OIL AND GAS, LTD.
(Formerly SIN Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Management’s judgments and estimates in these areas are to be based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates are accruals related to oil and gas sales and expenses, estimates of future oil and gas reserves, estimates used in the impairment of oil and gas properties, and the estimated future timing and cost of asset retirement obligations.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. The Company has not yet obtained reserve reports due to its recent commencement of operations.  As of March 31, 2011, there were no capitalized costs subject to amortization.

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

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects.  As of March 31, 2011, no impairment charges have been recognized.

LEGEND OIL AND GAS, LTD.
(Formerly SIN Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company does not have material asset retirement obligations as of March 31, 2011.

Financial Instruments

The estimated fair values of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, other assets, and accounts payable, closely approximate the carrying amounts due to the short maturity of these instruments.

Oil and Gas Revenue Recognition

The Company uses the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. The volume sold may differ from the volumes the Company is entitled to, based on its individual interest in the property.  The Company utilizes a third party marketer to sell oil and gas production in the open market.  As a result of the requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 45 days following the month of production. Therefore, the Company may make accruals for revenues and accounts receivable based on estimates of its share of production. Since the settlement process may take 30 to 60 days following the month of actual production, its financial results may include estimates of production and revenues for the related time period. The Company will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized.  As of March 31, 2011, all revenue information had been received from the marketer so there was no estimated revenue and accounts receivable.

Earnings (Loss) Per Share

The computation of basic net income (loss) per common share is based on the weighted average number of shares that were outstanding during the period. The computation of diluted net income (loss) per common share is based on the weighted average number of shares used in the basic net income (loss) per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and warrants.  See “Note 8 - Earnings (Loss) Per Share” for further discussion.

Concentration of Risk

The Company has no significant off balance sheet concentrations of credit risk, such as foreign exchange contracts or other foreign hedging arrangements. Cash and cash equivalents may, at times, exceed FDIC insured limits.

LEGEND OIL AND GAS, LTD.
(Formerly SIN Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent and Adopted Accounting Guidance

From time to time, new accounting guidance is issued by the FASB that the Company adopts as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on its financial statements upon adoption.

NOTE 4 – DISCONTINUED OPERATIONS

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

The following table summarizes the web portal business’ operating results for three months ended March 31, 2011 and 2010, which are presented in loss from discontinued operations, in the Consolidated Statements of Operations:

	Three month period ended
	March 31, 2011	March 31, 2010
REVENUES	$-	$-

EXPENSES
Internet service provider	-	300
Operating expenses	-	300

LOSS FROM OPERATIONS	-	(300)

OTHER INCOME (EXPENSE)
Loan interest	-	(15)
TOTAL OTHER INCOME (EXPENSE)	-	(15)

NET LOSS	$-	$(315)

As of March 31, 2011 and December 31, 2010, there were no assets and liabilities relating to discontinued operations to present separately in the Consolidated Balance Sheets.

NOTE 5 - OIL AND GAS PROPERTIES

In October 2010, the Company completed the acquisition of the entire working interest representing eighty-seven and one half percent (87.5%) of the revenue interest in eight oil and gas leases owned by Piqua Petro, Inc. for a total of $625,000.

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

LEGEND OIL AND GAS, LTD.
(Formerly SIN Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 - OIL AND GAS PROPERTIES (continued)

On March 23, 2011, the Company completed a second acquisition of eight leaseholds within this same area in Divide County, North Dakota, adding an additional 201.88 net acres. The term of each of the leases is five years. The acquisition price was $70,658.

On March 30, 2011, the Company completed a third acquisition of one leasehold interest within the same area in Divide County, North Dakota, adding an additional 27.54 net acres.  The term of the lease is five years.  The acquisition price was $9,638.  The total acquired leasehold interests in Divide County, North Dakota consist of 3,840 gross acres (net 396.53 acres) with all mineral rights including the Bakken and Three Forks formations.

The following table discloses aggregate capitalized costs related to the Company’s oil and gas properties:

	March 31,	December 31,
	2011	2010
Proven properties
Acquisition costs	$500,000	$500,000
Development costs	130,215	128,600
Unproven properties	138,785	-
	$769,000	$628,600

The Company amortizes all capitalized costs of oil and gas properties on the unit-of-production method using proved reserves.  It has not yet obtained reserve studies with estimated proved reserve quantities because of its recent acquisition of oil and gas properties. Therefore at March 31, 2011, there were no capitalized costs subject to amortization.

Properties which are not being amortized are assessed quarterly, on a field-by-field basis, to determine whether they are recorded at the lower of cost or fair market value. As a result of this analysis, the Company determined that the carrying cost of the properties was not lower than the estimated fair market value.  Accordingly, no impairment cost was recognized as of March 31, 2011.

NOTE 6 - STOCKHOLDERS' EQUITY

On October 4, 2010, the Board of Directors of the Company adopted and approved a twenty-for-one forward stock split for each share outstanding on October 5, 2010. The twenty-for-one forward stock split resulted in 60,560,000 shares of common stock outstanding as of that time. The consolidated financial statements are shown on a post stock split basis. The Company’s post-split authorized shares of common stock remained at 400,000,000 shares with a par value of $0.001 per share.  Additionally the Company’s post-split authorized shares of preferred stock remained at 100,000,000 shares, par value $0.001 per share.

On February 2, 2011, the Company completed an offering and sold 300,000 units at $0.50 per unit, for a total of $150,000 in consideration, to one foreign investor residing outside of the United States. This offering was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (rules governing offers and sales of securities made outside of the United States without registration).  Each unit consisted of one share of restricted

LEGEND OIL AND GAS, LTD.
(Formerly SIN Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

common stock and one warrant to purchase an additional share of common stock of the Company at $0.50 per share with a term of three years. As of March 31, 2011, no warrants had been exercised. At the time of the sale of the units, the relative fair value of the common stock and the warrants was estimated to be $140,200 and $9,800, respectively, as determined based on the relative fair value allocation of the proceeds.

NOTE 7 - RELATED PARTY TRANSACTIONS

Rent

The Company’s former sole executive officer, director and shareholder, Mr. Sinohui, had been providing office space at no charge to the Company. For purposes of the financial statements, the Company had been accruing $75 per month as additional paid-in capital for this use. For the three months ended March 31, 2011 and March 31, 2010, the Company recorded $nil and $225, respectively, in rent expense relating to this arrangement.

Upon the change of control of management, the law offices in which Mr. Vandeberg, a director and executive officer of the Company, has an office made arrangements to rent the Company office space at the rate of $500 per month during 2010. The monthly rent increased to $575 per month on January 1, 2011. For the three months ended March 31, 2011 and March 31, 2010, the Company recorded $1,725 and $nil, respectively, in rent expense related to this arrangement.

Executive Compensation

For the three month periods ended March 31, 2011 and 2011, the Company incurred $15,000 and $nil, respectively, in compensation expense for Mr. Vandeberg, Chief Financial Officer, Secretary and Director of the Company.

For the three month periods ended March 31, 2011 and 2010, the Company incurred $25,200 and $nil, respectively, in compensation expense for Mr. Diamond-Goldberg, President and director of the Company.

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

Legal Expenses

During the three month periods ended March 31, 2011 and 2010, the Company incurred $13,975 and $nil, respectively, for legal services rendered by a law firm of which Mr. Vandeberg is a member.

NOTE 8 – EARNINGS (LOSS) PER SHARE

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

LEGEND OIL AND GAS, LTD.
(Formerly SIN Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – EARNINGS (LOSS) PER SHARE (continued)

As of March 31, 2011, and December 31, 2010, dilutive common stock equivalents include 1,600,000 and 1,300,000 warrants, respectively, which are not included in the computation of diluted loss per share because to do so would be anti-dilutive. All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

The computation for basic loss per share and diluted loss per share is as follows:

	Three months ended
	March 31,
	2011	2010
Loss from continuing operations	$(109,743)	$(1,901)
Loss from discontinued operations	-	(315)
Net loss	$(109,743)	$(2,216)

Weighted average number of shares - basic and diluted	62,546,667	145,560,000

Loss per share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Net loss per share	$(0.00)	$(0.00)

NOTE 9 – SUBSEQUENT EVENTS

Offering and Sale of Securities

On April 28, 2011, the Company offered and sold 250,000 units at $1.00 per unit, for a total of $250,000 in consideration, to one foreign investor residing outside of the United States. This offering was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (rules governing offers and sales of securities made outside of the United States without registration).  Each unit consisted of one share of restricted common stock and one warrant to purchase an additional share of common stock of the Company at $1.00 per share with a term of three years.

Stock Incentive Plan

On May 3, 2011, the Board of Directors of the Company adopted the Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan (“Plan”). The Plan provides for the grant of options to purchase shares of the Company’s common stock, and stock awards consisting of shares of the Company’s common stock, to eligible participants, including directors, executive officers, employees and consultants of the Company. The terms and conditions of the Plan apply equally to all Plan participants. Four million five hundred thousand (4,500,000) shares of common stock of the Company have been reserved for issuance under the Plan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

OVERVIEW

Legend Oil and Gas, Ltd. was incorporated under the laws of the State of Colorado on November 27, 2000. The Company is an oil and gas exploration, development and production company. From its inception until June 2010, through its wholly-owned subsidiary Senior-Inet, Inc., the Company pursued its original business plan of developing a web portal containing lists of senior resources across the United States.

On May 18, 2010, a change of control transaction took place that transferred a controlling interest in the Company to Mr. James Vandeberg. This transfer of ownership was accomplished by a private transaction, in the form of a stock purchase agreement, between Desert Bloom Investments, Inc. and Mr. James Vandeberg, whereby all 100,000 shares of preferred stock outstanding were returned to the Company and cancelled and the 6,000,000 shares of common stock of the Company owned by Desert Bloom Investments, Inc. were sold to Mr. Vandeberg.

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

In order to attract investment capital to fund the Company’s new business plan, on October 1, 2010, Mr. Vandeberg transferred, in lieu of the Company issuing additional shares, 605,600 shares of common stock of the Company held by him to Marlin Consulting Corp., in accordance with the Consulting Services Agreement entered into between Marlin Consulting Corp., an entity wholly-owned by Mr. Diamond-Goldberg, and the Company, which represented an approximately 20% ownership interest in the Company. In furtherance of the possibility of raising capital, on October 6, 2010, Mr. Vandeberg surrendered 4,250,000 shares of common stock and all 100,000 shares of preferred stock of the Company owned by him, which shares were immediately cancelled by the Company. Mr. Vandeberg also gifted a total of 548,800 shares of common stock of the Company to three other persons. This resulted in Mr. Vandeberg owning 595,600 shares of common stock, an approximately 20% interest in the Company. Also to accommodate additional investment capital to fund the Company’s new business plan, and in furtherance of its change in business plan, on October 4, 2010, the Board of Directors of the Company adopted and approved a twenty-for-one forward stock split for each share outstanding on October 5, 2010, and an amendment to the Company’s Articles of Incorporation to change the name of the Company to Legend Oil and Gas, Ltd. These actions were referred to the Company’s shareholders for approval. Whereupon the Company received a written consent dated October 4, 2010 executed by shareholders owning a majority of the Company’s shares of common stock issued and outstanding on the record date, to adopt and approve the foregoing actions taken by the Board of Directors.

As a result, on November 29, 2010, the Company’s name was changed to Legend Oil and Gas, Ltd. and the Company completed the twenty-for-one forward stock split, which resulted in 60,560,000 shares of common stock issued and outstanding. The Company’s post-split authorized shares of common stock remained at 400,000,000 shares with a par value of $0.001 per share. All per share information presented in this Annual Report, including such information contained in the audited consolidated financial statements, is reflective of the forward stock split (except for the foregoing paragraphs). Additionally the Company’s post-split authorized shares of preferred stock remained at 100,000,000 shares, par value $0.001 per share. For further information regarding the forward stock split, see Note G in the Notes to the Consolidated Financial Statements included in our Annual Report for the year ended December 31, 2010, filed with the SEC on March 31, 2011. Shortly thereafter, the Senior-Inet, Inc. subsidiary was dissolved.

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

The Piqua properties were producing at the time of our acquisition and we began to recognize revenue during the fourth quarter of 2010, which totaled $16,320. It is expected that revenues will increase during 2011, which we have experienced during the first quarter of 2011 with revenue of $45,820, due to an increase in production from more field activity. Revenues will also be affected, either positively or negatively, by the price of oil and gas on the commodities markets.

On February 25, 2011, after evaluating and studying various opportunities, the Company completed the acquisition of seven leaseholds on land in Divide County, North Dakota totaling 3,840 gross acres (net 167.11 acres) with all mineral rights including the Bakken and Three Forks formations.  The term of the leases is five years. The acquisition price was $58,489. On March 23, 2011, the Company completed a second acquisition of eight leaseholds within this same area in Divide County, North Dakota, adding an additional 201.88 net acres. The term of the leases is five years. The acquisition price was $70,658. On March 30, 2011, the Company completed a third acquisition of one leasehold interest within the same area in Divide County, North Dakota, adding an additional 27.54 net acres.  The term of the lease is five years.  The acquisition price was $9,638.  Total acquired leases in Divide County North Dakota is 3,840 gross acres (net 396.53 acres) with all mineral rights including the Bakken and Three Forks formations.

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

Proved Reserves

As of March 31, 2011, we did not have any estimated proved reserves as we have not yet obtained reserves studies due to our recent acquisition of our oil and gas interests. We have classified our leases as proved developed properties based on Securities and Exchange Commission Regulation S-X rule 4-10 “confirmed through production response.”

Definitions of Industry Terms

The following is a description of the meanings of some of the natural gas and oil industry terms used in this Report:

“bbl” means a barrel.

“BOE” means barrels of oil equivalent. (Gas is converted to oil at a rate of 6:1 conventionally so as to relate volumes of the two commodities.  Oil may be converted to gas at the inverse rate.  Due to the wide divergence of oil and gas pricing in recent times, the conversion ratio may be higher).

“gross acres” or “gross wells” refer to the total acres or wells, as the case may be, in which a working interest is owned.

“net acres” The total of whole acres owned on a particular lease.

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

CRITICAL ACCOUNTING POLICIES

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. The Company has not yet obtained reserve reports due to its recent commencement of operations.  As of March 31, 2011, there were no capitalized costs subject to amortization.

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

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects.  As of March 31, 2011, no impairment charges have been recognized.

Oil and Gas Revenue Recognition

The Company uses the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. The volume sold may differ from the volumes the Company is entitled to, based on its individual interest in the property.  The Company utilizes a third party marketer to sell oil and gas production in the open market.  As a result of the requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 45 days following the month of production. Therefore, the Company may make accruals for revenues and accounts receivable based on estimates of its share of production. Since the settlement process may take 30 to 60 days following the month of actual production, its financial results may include estimates of production and revenues for the related time period. The Company will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized.  As of March 31, 2011, all revenue information had been received from the marketer so there was no estimated revenue and accounts receivable.

OPERATING RESULTS

For ease of presentation in the following discussions of “Operating Results” and “Liquidity and Capital Resources”, we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

Comparison of Results for the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

On June 1, 2010, when we determined to change our principal business, the Company was classified as a development stage company, which is defined by the Financial Accounting Standards Board (“FASB”) as an entity that has not commenced planned principal operations and has no significant revenue. During the fourth quarter of 2010, we recognized revenue from our working interests in oil and gas properties that were acquired on October 29, 2010.  Accordingly, we are no longer considered a development stage company.

We had a net loss of $110,000 for the three months ended March 31, 2011 compared to a net loss of $2,000 for the three months ended March 31, 2010, which increase in net loss was due to an increase in costs and operating expenses as discussed below.

A comparison of our current oil and gas operating results to the same period a year ago is not meaningful due to a material change in the business of the Company that took place in October 2010.  Accordingly, the discussion below reviews the results of operations from oil and gas activities for the three month period ended March 31, 2011 as compared to the three month period ended December 31, 2010.  All other operating results are compared to the same period a year ago.

The following table sets forth certain of our oil and gas operating information for the three months ended March 31, 2011 and December 31, 2010, respectively.

	For the three months ended
	31-Mar-11	31-Dec-10
Production data:
Oil production (Bbls)	532.9	201.9
Average daily production (BOE)	5.9	3.4

Revenue data:
Average sale price (per Bbl)	$85.98	$79.25
Oil revenue	$46,000	$16,000

LOE	$34,000	$16,000

Production and Revenue

We generated $46,000 in revenue in the three months ended March 31, 2011, as compared to $16,000 in revenue in the three months ended December 31, 2010.  The increase in revenue is primarily due to an increase in the Company’s production of its oil reserves and a simultaneous increase in oil and gas prices.  We increased production from 201.9 barrels (“Bbls”) in the three months ended December 31, 2010 to 532.9 Bbls in the three months ended March 31, 2011. This increase was primarily due to the Company having only two months of oil production in the three months ended December 31, 2010, since the Company acquired the oil properties at the end of October 2010.  In addition, the average price per Bbl increased from approximately $81 in the three months ended December 31, 2010 to approximately $86 in the three months ended March 31, 2011 due to an overall increase in pricing for the industry.

Lease Operating Expenses (Loss)

Oil and gas lease operating expenses increased to $34,000 in the three months ended March 31, 2011 from $16,000 in the three months ended December 31, 2010, an $18,000 increase. This was due in part to three months of activity in the first quarter of 2011 as compared to two months of activity during the fourth quarter of 2010, as a result of acquiring the oil properties on October 29, 2010. The increase in lease operating expenses is also attributable to periodic repair and maintenance expenses to enhance production.

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses increased to $122,000 in the three months ended March 31, 2011, as compared to $600 for the same period in 2010, a $121,000 increase. The increase is due to: (i) paying compensation to the executive officers of the Company for the first time since the inception of the Company; (ii) an increase in fees paid to professionals in connection with restructuring the business and related matters; (iii) paying contract personnel to assist with the Company’s operations; and (iv) an increase in SEC reporting expenses.

Other Expenses

Other expenses decreased to $nil for the three months ended March 31, 2011 compared to $1,000 for the three months ended March 31, 2010.  The decrease in other expenses is due to a $1,000 decrease in interest expense related to shareholder loans that were forgiven and written-off in 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2011 and the year ended December 31, 2010, we generated working capital through the sale of our common stock that was used to acquire interests in oil and gas leases and as general working capital to fund operations.  Historically, our primary source of capital was loans from a previous majority shareholder.

We had cash and cash equivalents totaling $53,000 at March 31, 2011, as compared to $101,000 at December 31, 2010. Management anticipates that current cash reserves plus cash generated from operations will sustain its operations through December 31, 2011. In order for the Company to implement its business as planned, it may become necessary for the Company to obtain capital from external sources through the issuance of equity or debt securities.  The issuance of equity securities will cause dilution to the Company’s shareholders.  If external financing sources are unavailable or are inadequate to fund operations, the Company may be required to reduce operating costs, which could jeopardize the future strategic initiatives and business plans of the Company.  At this time, however, the Company is not aware of any trends or potential events that are likely to adversely impact its short term liquidity.

The following table summarizes the cash position of the Company during the three month periods ended March 31, 2011 and March 31, 2010, respectively.

	For the three months ended
	March 31,
	2011	2010
Net cash flows from operating activities	$(67,000)	$(4,000)
Net cash flows from investing activities	(131,000)	-
Net cash flows from financing activities	150,000	4,000
Total	$(48,000)	$-

Operating Activities

Cash used in operating activities was $67,000 in the three months ended March 31, 2011, as compared to $4,000 in the three months ended March 31, 2010, a $63,000 increase. The increase is a result of changing the Company’s business from a web-based business to an oil and gas business, compensating management for the first time since the Company’s inception, and an increase in legal fees and SEC compliance-related expenses due to the many changes within the Company.

Investing Activities

Cash used for investing activities during the three month period ended March 31, 2011 was $131,000 as compared to $nil for the three month period ended March 31, 2010. We used the capital to acquire and continue development of working interests in oil and gas properties.

Financing Activities

Total net cash provided by financing activities was $150,000 in the three months ended March 31, 2011, from a private placement offering completed in January 2011, generating proceeds from the sale of units, with each unit consisting of one share of restricted common stock of the Company and a warrant to purchase one additional share of restricted common stock of the Company.  Total net cash provided by financing activities in the three months ended March 31, 2010 was in the form of a loan in the principal amount of $4,000 from the Company’s previous majority stockholder.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3 to the Notes to the Consolidated Financial Statements in this Report.

RELATED PARTY TRANSACTIONS

See Note 7 to the Notes to the Consolidated Financial Statements in this Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on this evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures include components of our internal control over financial reporting and, as such, are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met (see the section below in this Item 4 entitled Limitations on the Effectiveness of Internal Controls).

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this Report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances.  We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 21, 2011, the Company offered and sold 300,000 units at $0.50 per unit, for a total of $150,000 in consideration, to one foreign investor residing outside of the United States. This offering was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (rules governing offers and sales of securities made outside of the United States without registration).  Each unit consisted of one share of restricted common stock and one warrant to purchase an additional share of common stock of the Company at $0.50 per share with a term of three years. As of March 31, 2011, no warrants had been exercised. At the time of the sale of the units, the relative fair value of the common stock and the warrants was estimated to be $140,200 and $9,800, respectively, as determined based on the relative fair value allocation of the proceeds. We have and plan to continue to use proceeds raised through the sale of the Company’s securities for operating expenses, working capital, and general corporate activities, including the acquisition of oil and gas leasehold interests if an opportunity arises that we believe would justify the expenditure and capital is available to make the acquisition. For further information regarding this transaction, see the subscription agreement entered into between the Company and the investor attached to this Report as Exhibit 10.5 and the form of warrant issued by the Company to the investor attached to this Report as Exhibit 4.2.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

Offering and Sale of Restricted Securities

On April 28, 2011, the Company offered and sold 250,000 units at $1.00 per unit, for a total of $250,000 in consideration, to one foreign investor residing outside of the United States. This offering was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (rules governing offers and sales of securities made outside of the United States without registration).  Each unit consisted of one share of restricted common stock and one warrant to purchase an additional share of common stock of the Company at $1.00 per share with a term of three years. For further information regarding this transaction, see the subscription agreement entered into between the Company and the investor attached to this Report as Exhibit 10.6 and the form of warrant issued by the Company to the investor attached to this Report as Exhibit 4.2.

Stock Incentive Plan

The following was previously disclosed by the Company in a report on Form 8-K dated May 3, 2011 and filed with the SEC on May 9, 2011.

On May 3, 2011, the Board of Directors of the Company adopted the Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan (“Plan”). The Plan provides for the grant of options to purchase shares of the Company’s common stock, and stock awards consisting of shares of the Company’s common stock, to eligible participants, including directors, executive officers, employees and consultants of the Company. The terms and conditions of the Plan apply equally to all Plan participants. Four million five hundred thousand (4,500,000) shares of common stock of the Company have been reserved for issuance under the Plan. As of the date of this Report, no stock options or stock awards have been granted under the Plan. The Plan in its adopted form is attached as Exhibit 10.7 to this Current Report on Form 8-K.

ITEM 6.  EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

Certain of the agreements filed as exhibits to this Form 10-Q contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

  •   may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
  •   may apply standards of materiality that differ from those of a reasonable investor; and
  •  were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized.

Date:           May 13, 2011                                LEGEND OIL AND GAS, LTD.

By:    /s/ Marshall Diamond-Goldberg
      Marshall Diamond-Goldberg
      President (Principal Executive Officer)

Date:           May 13, 2011                                LEGEND OIL AND GAS, LTD.

By:   /s/ James Vandeberg
      James Vandeberg
      Chief Financial Officer (Principal Accountingand Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference herein from the Company’s report on Form 8-K dated January 29, 2007, and filed with the SEC on January 30, 2007.
3.2	First Articles of Amendment to the Amended and Restated Articles of Incorporation	Incorporated by reference herein from the Company’s definitive Information Statement filed with the SEC on October 19, 2010.
3.3	Bylaws	Incorporated by reference herein from the Company’s registration statement on Form 10-SB, and filed with the SEC on April 25, 2002.
4.1	Specimen Legend Oil and Gas, Ltd. Common Stock Certificate	Incorporated by reference herein from the Company’s report on Form 10-K dated December 31, 2010, and filed with the SEC on March 31, 2011.
4.2	Form of Warrant issued and outstanding held by Iconic Investment Co.	Filed herewith.
10.1	Agreement for Purchase and Sale by and between Piqua Petro, Inc. and the Company dated October 20, 2010 (Piqua Project)	Incorporated by reference herein from the Company’s report on Form 8-K dated October 29, 2010, and filed with the SEC on November 4, 2010.
10.2	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated February 25, 2011 (Bakken Project)	Incorporated by reference herein from the Company’s report on Form 10-K dated December 31, 2010, and filed with the SEC on March 31, 2011.
10.3	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 23, 2011 (Bakken Project)	Incorporated by reference herein from the Company’s report on Form 10-K dated December 31, 2010, and filed with the SEC on March 31, 2011.
10.4	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 30, 2011 (Bakken Project)	Incorporated by reference herein from the Company’s report on Form 10-K dated December 31, 2010, and filed with the SEC on March 31, 2011.
10.5	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated January 21, 2011	Filed herewith.
10.6	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated April 28, 2011	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.
32.1
Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350

Filed herewith.