Form 10-Q
period 2011-06-30
Legend Oil & Gas, Ltd.
filed 2011-08-12
CIK 1140414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.: 000-49752

Legend Oil and Gas, Ltd.

(Exact name of registrant as specified in its charter)

Colorado	84-1570556
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1420 5th Avenue, Suite 2200, Seattle, Washington 98101

(Address of principal executive offices)

206-274-5165

(Registrant’s telephone number)

601 Union Street, Suite 4500, Seattle, Washington 98101

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

As of August 1, 2011, the registrant had 47,020,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

LEGEND OIL AND GAS, LTD.

INDEX

to Quarterly Report on Form 10-Q

for the Period Ended June 30, 2011

i

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Report”) to “we,” “us,” “our,” and the “Company” are to Legend Oil and Gas, Ltd., a Colorado corporation.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, profitability, adequacy of funds from operations, and cash flows and financing are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LEGEND OIL AND GAS LTD.

(Formerly SIN Holdings, Inc. )

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$153,755	$100,894
Accounts receivable	10,546	11,377
Other assets	4,850	19,551

Total current assets	169,151	131,822

Oil and gas properties - full cost method of accounting
Proven properties - net	641,795	628,600
Unproven properties	138,785	—

Total oil and gas properties	780,580	628,600
Deposits	3,740	3,740

Total assets	$953,471	$764,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$35,268	$14,561
Accounts payable - related party	1,283	370

Total current liabilities	36,551	14,931

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,00 shares authorized; issued and outstanding: nil	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 47,020,000 and 62,360,000 respectively	47,020	62,360
Additional paid-in capital	1,395,812	980,472
Accumulated deficit	(525,912)	(293,601)

Total stockholders’ equity	916,920	749,231

Total liabilities and stockholders’ equity	$953,471	$764,162

(The accompanying notes are an integral part of the consolidated financial statements)

LEGEND OIL AND GAS LTD.

(Formerly SIN Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
REVENUE	$49,791	$—	$95,611	$—

COSTS AND OPERATING EXPENSES
Lease operating expenses	48,834	—	82,485	—
Depreciation, depletion and amortization	19,794	—	19,794	—
General and administrative expenses	103,766	20,200	225,764	20,756

Operating expenses	172,394	20,200	328,043	20,756

LOSS FROM OPERATIONS	(122,603)	(20,200)	(232,432)	(20,756)

OTHER INCOME (EXPENSE)
Interest income	35	—	121	—
Loan interest	—	—	—	(1,345)

Total other income (expense)	35	—	121	(1,345)

NET LOSS FROM CONTINUING OPERATIONS	(122,568)	(20,200)	(232,311)	(22,101)

Loss from discontinued operations	—	(5,212)	—	(5,527)

Net loss	$(122,568)	$(25,412)	$(232,311)	$(27,628)

Basic and diluted net loss per share
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	50,435,385	105,395,165	56,457,569	125,366,630

(The accompanying notes are an integral part of the consolidated financial statements)

LEGEND OIL AND GAS LTD.

(Formerly SIN Holdings, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Preferred Stock		Additional paid-in capital	Accumulated (deficit)	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance, December 31, 2010	62,360,000	$62,360	—	$—	$980,472	$(293,601)	$749,231

Issuance of common stock and warrants February 2011	300,000	300	—	—	149,700	—	150,000

Cancellation of stock by shareholders April 2011	(15,890,000)	(15,890)	—	—	15,890	—	—

Issuance of common stock and warrants April 2011	250,000	250	—	—	249,750	—	250,000

Net loss, period ended June 30, 2011	—	—	—	—	—	(232,311)	(232,311)

Balance, June 30, 2011	47,020,000	$47,020	—	$—	$1,395,812	$(525,912)	$916,920

(The accompanying notes are an integral part of the consolidated financial statements)

LEGEND OIL AND GAS LTD.

(Formerly SIN Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(232,311)	$(27,628)
Adjustments to reconcile net loss to net cash flows from operating activities:
Rent contributed by shareholder	—	225
Impairment of goodwill and other	—	5,527
Depreciation, depletion and amortization	19,794	—
Changes in operating assets and liabilities:
Accounts receivable	831	—
Other assets	14,701	—
Accounts payable - including related party	21,620	18,303
Accrued interest on notes payable - offering	—	(1,518)
Accrued interest - shareholder loans	—	867

Net cash flows from operating activities	(175,365)	(4,224)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(171,774)	—

Net cash flows from investing activities	(171,774)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from shareholder	—	3,835
Proceeds from issuance of common stock and warrants	400,000	—

Net cash flows from financing activities	400,000	3,835

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,861	(389)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	100,894	489

END OF PERIOD	$153,755	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$—	$2,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Write-off shareholders loans and accrued interest	$—	$100,925
Write-off notes payable and accrued interest	$—	$19,293

(The accompanying notes are an integral part of the consolidated financial statements)

LEGEND OIL AND GAS, LTD.

(Formerly SIN Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF OPERATIONS

Description of Business

Legend Oil and Gas, Ltd. (formerly SIN Holdings, Inc.) (the “Company”) and its wholly owned subsidiary, Senior-Inet, Inc., were incorporated under the laws of the State of Colorado on November 27, 2000. From its inception until June 2010, the Company pursued its original business plan of developing a web portal listing senior resources across the United States through its wholly-owned subsidiary Senior-Inet, Inc. On July 29, 2010, Senior-Inet, Inc. was dissolved and the Company changed its business to the acquisition, exploration, development and production of oil and gas reserves. To align its name with its new business, on November 29, 2010, the Company changed its name from SIN Holdings, Inc. to Legend Oil and Gas, Ltd.

As a first step in implementing its new business plan, on October 29, 2010, the Company acquired a one hundred percent working interest in each of eight producing oil and gas leases located in the Piqua region of the state of Kansas held by Piqua Petro Inc., a Kansas corporation (“Piqua”). The Company acquired additional oil and gas properties located in North Dakota in the first quarter of 2011.

NOTE 2 – BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of the Company and Senior-Inet, Inc., until the subsidiary’s dissolution on July 29, 2010. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Intercompany transactions and balances have been eliminated in the consolidation. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2010, included in the Company’s current report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011. All normal recurring adjustments necessary for the fair presentation of the results for the interim periods are reflected herein. The results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

In preparing these consolidated financial statements, management has evaluated information about subsequent events that became available to the Company through the date the consolidated financial statements were issued. This information relates to events, transactions or changes in circumstances that would require the Company to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances. See “Note 8 – Subsequent Events” for further discussion.

Discontinued Operations

On June 1, 2010, the Company abandoned the www.senior-inet.com web portal business and on July 29, 2010, dissolved Senior-Inet, Inc. and wrote down the carrying value of the web portal business to its salvage value of zero.

LEGEND OIL AND GAS, LTD.

(Formerly SIN Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The assets, liabilities, results of operations and cash flows related to the web portal business were not material and are classified as discontinued operations for the three and six months ended June 30, 2011 and June 30, 2010, respectively.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Excluded from this amortization are costs associated with unevaluated properties, including capitalized interest on such costs. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties or management determines that these costs have been impaired.

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

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects. As of June 30, 2011, no impairment charges have been recognized.

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

The Company does not have material asset retirement obligations as of June 30, 2011.

Financial Instruments

The estimated fair values of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, other assets, and accounts payable, closely approximate the carrying amounts due to the short maturity of these instruments.

Oil and Gas Revenue Recognition

The Company uses the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. The volume sold may differ from the volumes the Company is entitled to, based on its individual interest in the property. The Company utilizes a third party marketer to sell oil and gas production in the open market. As a result of the requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 45 days following the month of production. Therefore, the Company may make accruals for revenues and accounts receivable based on estimates of its share of production. Since the settlement process may take 30 to 60 days following the month of actual production, its financial results may include estimates of production and revenues for the related time period. The Company will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized. As of June 30, 2011, all revenue information had been received from the marketer, so there was no estimated revenue and accounts receivable.

Earnings (Loss) Per Share

The computation of basic net income (loss) per common share is based on the weighted average number of shares that were outstanding during the period. The computation of diluted net income (loss) per common share is based on the weighted average number of shares used in the basic net income (loss) per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to warrants. See “Note 7 - Earnings (Loss) Per Share” for further discussion.

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

NOTE 4 – OIL AND GAS PROPERTIES

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

The following table discloses aggregate capitalized costs related to the Company’s oil and gas properties:

	June 30, 2011	December 31, 2010
Proven properties
Acquisition costs	$500,000	$500,000
Development costs	161,589	128,600
Depreciation, depletion and amortization	(19,794)	—

Proven properties - net	641,795	628,600

Unproven properties	138,785	—

	$780,580	$628,600

Properties which are not being amortized are assessed quarterly, on a field-by-field basis, to determine whether they are recorded at the lower of cost or fair market value. As a result of this analysis, the Company determined that the carrying cost of the properties was not lower than the estimated fair market value. Accordingly, no impairment cost was recognized as of June 30, 2011.

LEGEND OIL AND GAS, LTD.

(Formerly SIN Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY

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

On February 2, 2011, the Company completed an offering and sale of 300,000 units at $0.50 per unit, for a total of $150,000 in proceeds, to one foreign investor residing outside of the United States. This offering was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (rules governing offers and sales of securities made outside of the United States without registration). Each unit consisted of one share of restricted common stock and one warrant to purchase an additional share of common stock of the Company at $0.50 per share with a term of three years. At the time of the sale of the units, the relative fair value of the common stock and the warrants was estimated to be $140,200 and $9,800, respectively, as determined based on the relative fair value allocation of the proceeds.

In April, 2011, in order to attracted additional investment capital, Mr. Vandeberg, Mr. Diamond-Goldberg and Mr. Wayne Gruden, a significant shareholder of the Company, surrendered a total of 15,890,000 shares of common stock owned by them to the Company, which shares were then immediately cancelled by the Company.

On April 28, 2011, the Company completed an offering and sale of 250,000 units at $1.00 per unit, for a total of $250,000 in proceeds, to one foreign investor residing outside of the United States. This offering was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (rules governing offers and sales of securities made outside of the United States without registration). Each unit consisted of one share of restricted common stock and one warrant to purchase an additional share of common stock of the Company at $1.00 per share with a term of three years. At the time of the sale of the units, the relative fair value of the common stock and the warrants was estimated to be $140,700 and $109,300, respectively, as determined based on the relative fair value allocation of the proceeds.

The following table summarizes warrants the Company has outstanding as of June 30, 2011 and December 31, 2010:

	Shares of Common Stock Issuable from Warrants Outstanding as of
Date of Issue	June 30, 2011	December 31, 2010	Exercise Price	Expiration
October 2010	1,300,000	1,300,000	$0.50	October 2013
February 2011	300,000	—	$0.50	February 2014
April 2011	250,000	—	$1.00	April 2014

	1,850,000	1,300,000

As of June 30, 2011, none of the outstanding warrants had been exercised.

LEGEND OIL AND GAS, LTD.

(Formerly SIN Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Incentive Plan

On May 3, 2011, the Board of Directors of the Company adopted the Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan (“Plan”). The Plan provides for the grant of options to purchase shares of the Company’s common stock, and stock awards consisting of shares of the Company’s common stock, to eligible participants, including directors, executive officers, employees and consultants of the Company. The terms and conditions of the Plan apply equally to all Plan participants. Four million five hundred thousand (4,500,000) shares of common stock of the Company have been reserved for issuance under the Plan. There have been no awards granted under the Plan through the date these financial statements were issued.

NOTE 6 – RELATED PARTY TRANSACTIONS

Rent

The Company’s former sole executive officer, director and shareholder, Mr. Sinohui, had been providing office space at no charge to the Company. For purposes of the financial statements, the Company had been accruing $75 per month as additional paid-in capital for this use. For the three months ended June 30, 2011 and 2010, the Company recorded $1,150 and $nil, respectively, and for the six months ended June 30, 2011 and 2010, the Company recorded $2,875 and $nil, respectively, in rent expense related to this arrangement.

Upon the change of control of management, the law offices in which Mr. Vandeberg, a director and executive officer of the Company, has an office made arrangements to rent the Company office space at the rate of $500 per month during 2010. The monthly rent increased to $575 per month on January 1, 2011. During June 2011, Mr. Vandeberg moved office locations at which time he re-negotiated the rent rate for use of his office space by the Company to $575 per month for June and July 2011 and $1,000 per month thereafter. For the three months ended June 30, 2011 and 2010, the Company recorded $575 and $nil, respectively, and for the six months ended June 30, 2011 and 2010, the Company recorded $575 and $nil, respectively, in rent expense related to this arrangement. The Company plans to use space provided by Mr. Vandeberg until it is no longer suitable for its operations or circumstances demand otherwise.

Legal Expenses

During the three months ended June 30, 2011 and June 30, 2010, the Company incurred $25,299 and $3,145, respectively, and during the six months ended June 30, 2011 and June 30, 2010, the Company incurred $39,274 and $3,145, respectively, for legal services rendered by a law firm of which Mr. Vandeberg is a member.

NOTE 7 – EARNINGS (LOSS) PER SHARE

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

As of June 30, 2011, and December 31, 2010, dilutive common stock equivalents include 1,850,000 and 1,300,000 warrants, respectively, which are not included in the computation of diluted loss per share because to do so would be anti-dilutive. All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

LEGEND OIL AND GAS, LTD.

(Formerly SIN Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The computation for basic loss per share and diluted loss per share for the three and six month periods ended June 30, 2011 and June 30, 2010 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Loss from continuing operations	$(122,568)	$(20,200)	$(232,311)	$(22,101)
Loss from discontinued operations	—	(5,212)	—	(5,527)

Net loss	$(122,568)	$(25,412)	$(232,311)	$(27,628)

Weighted average number of shares - basic and diluted	50,435,385	105,395,165	56,457,569	125,366,630

Loss per share
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NOTE 8 – SUBSEQUENT EVENTS

On July 12, 2011, the Company entered into a non-binding letter of intent with International Sovereign Energy Corp. (“ISR”) of Calgary, Alberta, Canada, to acquire all of ISR’s interests in land and production in Canada for a purchase price valued at $17.0 million in a cash and shares transaction. The Company and ISR are moving towards entering into a definitive agreement.

On August 10, 2011, the Company completed an offering and sale of 2,300,000 units at $2.00 per unit, for a total of $4,600,000 in proceeds, to five foreign investors residing outside of the United States. This offering was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (rules governing offers and sales of securities made outside of the United States without registration). Each unit consists of one share of restricted convertible preferred stock of the Company and one warrant to purchase an additional share of restricted common stock of the Company at $2.00 per share with a term of three years. The Company has filed Articles of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of Colorado to include the rights and preferences of the convertible preferred stock issued to the investors. The Company plans to use proceeds raised through this sale of securities for the acquisition of certain oil and gas assets of International Sovereign Energy Corp.

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

In order to attract investment capital to fund the Company’s new business plan, on October 1, 2010, Mr. Vandeberg transferred, in lieu of the Company issuing additional shares, 605,600 shares of common stock of the Company held by him to Marlin Consulting Corp., in accordance with the Consulting Services Agreement entered into between Marlin Consulting Corp., an entity wholly-owned by Mr. Marshall Diamond-Goldberg, and the Company, which represented an approximately 20% ownership interest in the Company. In furtherance of the possibility of raising capital, on October 6, 2010, Mr. Vandeberg surrendered 4,250,000 shares of common stock and all 100,000 shares of preferred stock of the Company owned by him, which shares were immediately cancelled by the Company. Mr. Vandeberg also gifted a total of 548,800 shares of common stock of the Company to three other persons. This resulted in Mr. Vandeberg owning 595,600 shares of common stock, an approximately 20% interest in the Company.

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

As a result, on November 29, 2010, the Company’s name was changed to Legend Oil and Gas, Ltd. and the Company completed the twenty-for-one forward stock split, which resulted in 60,560,000 shares of common stock issued and outstanding. The Company’s post-split authorized shares of common stock remained at 400,000,000 shares with a par value of $0.001 per share. All per share information presented in this Annual Report, including such information contained in the audited consolidated financial statements, is reflective of the forward stock split (except for the foregoing paragraphs). Additionally the Company’s post-split authorized shares of preferred stock remained at 100,000,000 shares, par value $0.001 per share. Shortly thereafter, the Senior-Inet, Inc. subsidiary was dissolved.

In April, 2011, in order to attract additional investment capital, Mr. Vandeberg, Mr. Diamond-Goldberg and Mr. Gruden, a significant shareholder of the Company, surrendered a total of 15,890,000 shares of common stock owned by them to the Company, which shares were then immediately cancelled by the Company.

Oil and Gas Interests

On October 29, 2010, we completed our first acquisition of an oil and gas property with the purchase of a one hundred percent working interest, with an eighty-seven and one half percent revenue share, of certain oil and gas leases held by Piqua Petro Inc., a Kansas corporation, located in Piqua, Kansas. The acquired leases contain 1,040 net acres with 33 active oil and water injection wells in Woodson County, Kansas. Reactivations, tie-ins and discovery of additional wells on the leasehold properties acquired by the Company has measurably increased the number of working interest wells owned by the Company. The property is located in the Humboldt-Chanute field producing in the Bartlesville-Squirrel formation at a depth of 740 to 850 feet. The purchase price was $625,000.

The Piqua properties were producing at the time of our acquisition and we began to recognize revenue during the fourth quarter of 2010, which totaled approximately $16,000. It is expected that revenues will increase during 2011, which we have experienced during the first half of 2011 with revenue of approximately $96,000, due to an increase in production from more field activity. Beginning late in June, 2011, the Company drilled three wells consecutively on the Orth-Gillespie lease in order to increase the number of development wells drilled into the Squirrel sand reservoir. In addition, we wanted to see if the pool could be more fully delineated and increase our understanding of the thickest part of the Squirrel reservoir. The results of the wells suggested similar thickness in reservoir on the eastern side of the lease with measurable oil shows in both wells. The third location, which was drilled on the west side of the lease, presented a thicker overall squirrel zone with additional oil. As this well is further south than the previously drilled wells, production information from the well will determine the development potential to the south, where only a few wells have been drilled to date. All three wells were hydraulically fractured at the beginning of August, 2011, and are expected to be on production by mid-August.

The Company is looking to drill a further development program of three wells or more in September, 2011, on one of its other producing leases in the Piqua area.

Our revenues are affected, either positively or negatively, by the price of oil and gas on the commodities markets. The prices we receive for our production and the levels of our production and reserves depend on numerous factors beyond our control, including the level of global production, current political conditions and government regulations. Especially in recent years, the domestic prices at which oil and natural gas trade in the open market have experienced significant volatility, and we believe will likely continue to fluctuate in the foreseeable future. These fluctuations could have a material adverse effect on our financial statements.

On February 25, 2011, after evaluating and studying various opportunities, the Company completed the acquisition of seven leaseholds on land in Divide County, North Dakota totaling 3,840 gross acres (net 167.11 acres) with all mineral rights including the Bakken and Three Forks formations. The term of each of the seven leases is five years. The acquisition price was $58,489. On March 23, 2011, the Company completed a second acquisition of eight leaseholds within this same area in Divide County, North Dakota, adding an additional 201.88 net acres. The term of each of the eight leases is five years. The acquisition price was $70,658. On March 30, 2011, the Company completed a third acquisition of one leasehold interest within the same area in Divide County, North Dakota, adding an additional 27.54 net acres. The term of the lease is five years. The acquisition price was $9,638. Total acquired leases in Divide County North Dakota consist of a total of 3,840 gross acres (net 396.53 acres) with all mineral rights including the Bakken and Three Forks formations.

We are pleased with these acquisitions because the leases are contiguous in nature and are in close proximity to the development of the Three Forks play, being actively drilled by SM Energy and Baytex Energy in the Ambrose field to the east of the property covered by the acquired leases. These acquisitions will give the Company an approximately ten percent (10%) working interest in seven sections of land. The Bakken Shale Formation stretches across portions of North Dakota and Montana. According to the U.S. Geological survey, the Bakken Shale formation could contain up to 3.65 billion barrels of recoverable oil. At this time, no drilling or production has commenced at the Bakken or Three Forks properties. If wells are drilled in 2011, well costs are projected to total approximately $6 million per well, with the Company’s share being approximately $600,000 per well. With the leases having five-year terms, the Company is not obligated to drill during 2011 if it does not have sufficient funds to do so.

Notwithstanding our current focus, we may pursue the acquisition of additional property and assets within the Bakken Shale Formation or other geographic areas that meet our general investment guidelines and targets.

Acquisition and Development Costs

Disclosure of the capital costs associated with the above leasehold interests and development activities are contained in Note 4 to the Notes to Consolidated Financial Statements and below under the subheading “Full Cost Method of Accounting for Oil and Gas Properties”, which disclosure is incorporated herein by reference.

Proved Reserves

During the period ended June 30, 2011, we obtained a reserve study for our Piqua, Kansas, properties which has been producing oil since our acquisition of the property in October 2010. Accordingly, we began amortizing capitalized costs associated with this property. We have classified our leases as proved developed properties based on Securities and Exchange Commission Regulation S-X rule 4-10 “confirmed through production response.”

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

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Management’s judgments and estimates in these areas are to be based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates are: accruals related to oil and gas sales and expenses; estimates of future oil and gas reserves; estimates used in the impairment of oil and gas properties; and the estimated future timing and cost of asset retirement obligations.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Excluded from this amortization are costs associated with unevaluated properties, including capitalized interest on such costs. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties or management determines that these costs have been impaired.

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

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects. As of June 30, 2011, no impairment charges have been recognized.

Oil and Gas Revenue Recognition

The Company uses the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. The volume sold may differ from the volumes the Company is entitled to, based on its individual interest in the property. The Company utilizes a third party marketer to sell oil and gas production in the open market. As a result of the requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 45 days following the month of production. Therefore, the Company may make accruals for revenues and accounts receivable based on estimates of its share of production. Since the settlement process may take 30 to 60 days following the month of actual production, its financial results may include estimates of production and revenues for the related time period. The Company will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized. As of June 30, 2011, all revenue information had been received from the marketer so there was no estimated revenue and accounts receivable.

OPERATING RESULTS

For ease of presentation in the following discussions of “Operating Results” and “Liquidity and Capital Resources”, we round amounts less than one million dollars to the nearest thousand dollars and amounts greater than one million dollars to the nearest hundred thousand dollars.

Comparison of Results for the Three and Six Month Periods Ended June 30, 2011 to the Three and Six Month Periods Ended June 30, 2010

On June 1, 2010, when we determined to change our principal business, the Company was classified as a development stage company, which is defined by the Financial Accounting Standards Board (“FASB”) as an entity that has not commenced planned principal operations and has no significant revenue. During the fourth quarter of 2010, we recognized revenue from our working interests in oil and gas properties that were acquired in October, 2010. Accordingly, we are no longer considered a development stage company.

We had a net loss of $123,000 for the three months ended June 30, 2011, compared to a net loss of $25,000 for the three months ended June 30, 2010, which increase in net loss was due to an increase in costs and operating expenses as discussed below.

We had a net loss of $232,000 for the six months ended June 30, 2011, compared to a net loss of $28,000 for the six months ended June 30, 2010, which increase in net loss was due to an increase in costs and operating expenses as discussed below.

A comparison of our current oil and gas operating results to the same period a year ago is not meaningful due to a material change in the business of the Company that took place in October 2010. Accordingly, the discussion below reviews the results of operations from oil and gas activities for the three months ended June 30, 2011, as compared to the three months ended March 31, 2011. All other operating results are compared to the same period a year ago.

The following table sets forth certain of our oil and gas operating information for the six months ended June 30, 2011, and the three month periods ended June 30, 2011 and March 31, 2011, respectively.

	Six Months Ended 30-Jun-11	Three months ended
		30-Jun-11	31-Mar-11	$ Change	% Change
Production data:
Oil production (Bbls)	1,045.0	512.1	532.9	(20.8)	-3.9%
Average daily production (BOE)	5.8	5.7	5.9	(0.2)	-3.6%
Revenue data:
Oil revenue	$96,000	$50,000	$46,000	$4,000	8.7%
Average sale price (per Bbl)	$91.49	$97.22	$85.98	$11.24	13.1%
Operating expenses
Lease operating expenses	$83,000	$49,000	$34,000	$15,000	44.1%
Average operating expenses (per Bbl)	$79.43	$95.68	$63.80	$31.88	50.0%
Operating Margin per BOE	$12.06	$1.54	$22.18	$(20.64)	-93.1%
Depreciation, depletion and amortization	$20,000	$20,000	$—	$20,000	100.0%

Production and Revenue

For the three months ended June 30, 2011 and March 31, 2011, we generated revenue of $50,000 and $46,000, respectively. Oil production (Bbls) was effectively flat during the three months ended June 30, 2011, as compared to the three months ended March 31, 2011 (see table above). Production remained flat due to the higher than expected level of maintenance that we had to undergo during the six months ended June 30, 2011, which hampered our drilling activities. We expect these charges to drop in the next several months if the well washing and lease maintenance starts to diminish and the production numbers start to go back up, especially with the new wells on line recently drilled.

The average price per barrel during the three months ended March 31, 2011 and June 30, 2011 was $85.98 and $97.22, respectively, a 13.1% increase. The prices we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.

Lease Operating Expenses

For the three month periods ended June 30, 2011 and March 31, 2011, operating expenses increased to $49,000 from $34,000, respectively. Lease operating expenses consist of day-to-day operational expenses for production of oil and maintenance and repair expenses for the wells and property, which were higher than expected during the six months ended June 30, 2011.

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses increased to $104,000 in the three months ended June 30, 2011, as compared to $20,000 for the same period in 2010, an $84,000 increase. General and administrative expenses increased to $226,000 in the six months ended June 30, 2011, as compared to $21,000 for the same period in 2010, a $205,000 increase. The period-to-period increase is largely a result of changing our business from a web portal business to an oil and gas producing business. More particularly, the increase is due to: (i) an increase in compensation paid to the executive officers of the Company; (ii) an increase in fees paid to professionals in connection with restructuring the business and related matters; (iii) paying contract personnel to assist with the Company’s operations; and (iv) an increase in SEC reporting expenses. General and administrative expenses for the six months ended June 30, 2011 and 2010, respectively, consisted of the following:

	For the six months ended
	30-Jun-11	30-Jun-10	$ Change	% Change
General and adminitrative expenses
Professional fees	$95,000	$11,000	$84,000	763.6%
Managemet fees	81,000	8,000	73,000	912.5%
Travel fees	5,000	—	5,000	100.0%
Office and administration fees	15,000	1,000	14,000	1400.0%
Marketing and filing fees	30,000	1,000	29,000	2900.0%

Total	$226,000	$21,000	$205,000	976.2%

Other Expenses

Other expenses were $nil for the three months ended June 30, 2011 and June 30, 2010. Other expenses were $nil for the six months ended June 30, 2011, compared to $1,000 for the six months ended June 30, 2010. The change in other expenses is due to interest expense related to shareholder loans that were forgiven and written-off in 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2011, and the year ended December 31, 2010, we generated working capital through operations and the sale of our common stock which was used to acquire interests in oil and gas leases and as general working capital to fund operations.

We had cash and cash equivalents totaling $154,000 at June 30, 2011, as compared to $101,000 at December 31, 2010. Management anticipates that current cash reserves plus cash generated from operations will sustain its operations through December 31, 2011.

In order for the Company to implement its business as planned, it has become necessary for the Company to obtain capital from external sources through the issuance of equity securities. Disclosure of these capital-raising transactions can be found in Note 5 and Note 8 to the Notes to Consolidated Financial Statements contained in this Report, which disclosure is incorporated herein by reference. The issuance of equity securities causes dilution to the Company’s shareholders. If external financing sources are unavailable or are inadequate to fund operations, the Company may be required to reduce operating costs, which could jeopardize the future strategic initiatives and business plans of the Company. At this time, however, the Company is not aware of any trends or potential events that are likely to materially adversely impact its short term liquidity.

The following table summarizes the cash flows of the Company during the six months ended June 30, 2011 and June 30, 2010, respectively.

	For the six months ended June 30,
	2011	2010
Net cash flows from operating activities	$(175,000)	$(4,000)
Net cash flows from investing activities	(172,000)	—
Net cash flows from financing activities	400,000	4,000

Total	$53,000	$—

Operating Activities

Cash used in operating activities was $175,000 in the six months ended June 30, 2011, as compared to $4,000 in the six months ended June 30, 2010, a $171,000 increase. The increase is a result of changing the Company’s business from a web portal business to an oil and gas business in October, 2010, increased compensation paid to management, and an increase in legal fees and SEC compliance-related expenses due to the many changes within the Company.

Investing Activities

Cash used for investing activities during the six months ended June 30, 2011 was $172,000 as compared to $nil during the six months ended June 30, 2010. We used the capital to acquire and continue development of working interests in oil and gas properties.

Financing Activities

Total net cash provided by financing activities was $400,000 in the six months ended June 30, 2011, from private placement offerings completed in February and April of 2011. This capital was raised from the sale of units, with each unit consisting of one share of restricted common stock of the Company and a warrant to purchase one additional share of restricted common stock of the Company. Total net cash provided by financing activities in the six months ended June 31, 2010 was in the form of a loan in the principal amount of $4,000 from the Company’s previous majority shareholder.

Planned Capital Expenditures

We have and plan to continue to drill wells at the properties in Piqua, Kansas. In the first half of 2011, we began drilling two wells of a three well program to develop one of our producing leases in Piqua, Kansas. Well costs at these properties are estimated at $29,875 per well.

If we drill wel1s on the properties containing the Bakken reserves, well costs are projected to total approximately $6 million per well, with the Company’s share being approximately $600,000 per well. With the leases having five-year terms, the Company is not obligated to drill during 2011 if it does not have sufficient funds to do so.

On July 12, 2011, the Company entered into a non-binding letter of intent with International Sovereign Energy Corp. (“ISR”) of Calgary, Alberta, Canada, to acquire all of ISR’s interests in land and production in Canada for a purchase price valued at $17.0 million in a cash and shares transaction. The acquired properties are reported to be producing a minimum of 300 barrels of oil equivalent per day (gas converted at 6:1), with approximately 30% of the production being crude oil. Proven and probable reserves associated with the assets are reported to be approximately 1.0 million barrels of oil equivalent (BOE). The Company and ISR are moving towards entering into a definitive agreement.

The Company may drill a further development program of three wells or more beginning in September, 2011, on one of its other producing leases in the Piqua, Kansas area.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3 to the Notes to Consolidated Financial Statements contained in this Report.

RELATED PARTY TRANSACTIONS

See Note 6 to the Notes to Consolidated Financial Statements contained in this Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on this evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting and, as such, are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met (see the section below in this Item 4 entitled Limitations on the Effectiveness of Internal Controls).

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such.

ITEM 1A. RISK FACTORS

Not applicable because the Company is a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2011, the Company completed an offering and sale of 300,000 units at a price of $0.50 per unit, for a total of $150,000 in proceeds, to one foreign investor residing outside of the United States. This offering was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (rules governing offers and sales of securities made outside of the United States without registration). Each unit consisted of one share of restricted common stock and one warrant to purchase an additional share of common stock of the Company at $0.50 per share with a term of three years. As of June 30, 2011, no warrants had been exercised. At the time of the sale of the units, the relative fair value of the common stock and the warrants was estimated to be $140,200 and $9,800, respectively, as determined based on the relative fair value allocation of the proceeds. For further information regarding this transaction, see the subscription agreement entered into between the Company and the investor attached to this Report as Exhibit 10.5 and the form of warrant issued by the Company to the investor attached to this Report as Exhibit 4.2.

On April 28, 2011, the Company completed an offering and sale of 250,000 units at $1.00 per unit, for a total of $250,000 in proceeds, to one foreign investor residing outside of the United States. This offering was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (rules governing offers and sales of securities made outside of the United States without registration). Each unit consisted of one share of restricted common stock and one warrant to purchase an additional share of common stock of the Company at $1.00 per share with a term of three years. For further information regarding this transaction, see the subscription agreement entered into between the Company and the investor attached to this Report as Exhibit 10.6 and the form of warrant issued by the Company to the investor attached to this Report as Exhibit 4.2.

We have and plan to continue to use proceeds raised through the sale of the Company’s securities for operating expenses, working capital, and general corporate activities, including the acquisition of oil and gas leasehold interests and properties if an opportunity arises that we believe would justify the expenditure and capital is available to make the acquisition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

On July 12, 2011, the Company entered into a non-binding letter of intent with International Sovereign Energy Corp. (“ISR”) of Calgary, Alberta, Canada, to acquire all of ISR’s interests in land and production in Canada for a purchase price valued at $17.0 million in a cash and shares transaction. The acquired properties are reported to be producing a minimum of 300 barrels of oil equivalent per day (gas converted at 6:1), with approximately 30% of the production being crude oil. Proven and probable reserves associated with the assets are reported to be approximately 1.0 million barrels of oil equivalent (BOE). The Company and ISR are moving towards entering into a definitive agreement.

On August 10, 2011, the Company completed an offering and sale of 2,300,000 units at $2.00 per unit, for a total of $4,600,000 in proceeds, to five foreign investors residing outside of the United States. This offering was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (rules governing offers and sales of securities made outside of the United States without registration). Each unit consists of one share of restricted convertible preferred stock of the Company and one warrant to purchase an additional share of restricted common stock of the Company at $2.00 per share with a term of three years. For further information regarding this transaction, see the subscription agreement entered into between the Company and the investors attached to this Report as Exhibit 10.8 and the form of warrant issued to the investors attached to this Report as Exhibit 4.3. In addition, the Company has filed Articles of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of Colorado to include the rights and preferences of the convertible preferred stock issued to the investors, which are attached to this Report as Exhibit 3.4. The Company plans to use proceeds raised through this sale of securities for the acquisition of certain oil and gas assets of International Sovereign Energy Corp.

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

Date: August 12, 2011	LEGEND OIL AND GAS, LTD.

	By:	/s/ Marshall Diamond-Goldberg
Marshall Diamond-Goldberg
President (Principal Executive Officer)

Date: August 12, 2011	LEGEND OIL AND GAS, LTD.

	By:	/s/ James Vandeberg
James Vandeberg
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference herein from the Company’s report on Form 8-K dated January 29, 2007, and filed with the SEC on January 30, 2007.

3.2	First Articles of Amendment to the Amended and Restated Articles of Incorporation	Incorporated by reference herein from the Company’s definitive Information Statement filed with the SEC on October 19, 2010.

3.3	Bylaws	Incorporated by reference herein from the Company’s registration statement on Form 10-SB, and filed with the SEC on April 25, 2002.

3.4	Second Articles of Amendment to the Amended and Restated Articles of Incorporation	Filed herewith.

4.1	Specimen Legend Oil and Gas, Ltd. Common Stock Certificate	Incorporated by reference herein from the Company’s report on Form 10-K dated December 31, 2010, and filed with the SEC on March 31, 2011.

4.2	Form of Warrant issued to Iconic Investment Co.	Incorporated by reference herein from the Company’s report on Form 10-Q for the period ended March 31, 2011, and filed with the SEC on May 13, 2011.

4.3	Form of Warrant in connection with August, 2011, units financing	Filed herewith

10.1	Agreement for Purchase and Sale by and between Piqua Petro, Inc. and the Company dated October 20, 2010 (Piqua Project)	Incorporated by reference herein from the Company’s report on Form 8-K dated October 29, 2010, and filed with the SEC on November 4, 2010.

10.2	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated February 25, 2011 (Bakken Project)	Incorporated by reference herein from the Company’s report on Form 10-K dated December 31, 2010, and filed with the SEC on March 31, 2011.

10.3	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 23, 2011 (Bakken Project)	Incorporated by reference herein from the Company’s report on Form 10-K dated December 31, 2010, and filed with the SEC on March 31, 2011.

10.4	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 30, 2011 (Bakken Project)	Incorporated by reference herein from the Company’s report on Form 10-K dated December 31, 2010, and filed with the SEC on March 31, 2011.

10.5	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated January 21, 2011	Incorporated by reference herein from the Company’s report on Form 10-Q for the period ended March 31, 2011, and filed with the SEC on May 13, 2011.

10.6	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated April 28, 2011	Incorporated by reference herein from the Company’s report on Form 10-Q for the period ended March 31, 2011, and filed with the SEC on May 13, 2011.

10.7	Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan	Incorporated by reference herein from the Company’s report on Form 8-K dated May 3, 2011, and filed with the SEC on May 9, 2011.

10.8	Form of Subscription Agreement in connection with August, 2011, units financing	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350	Filed herewith.