Form 10-Q/A
period 2011-06-30
Legend Oil & Gas, Ltd.
filed 2011-08-19
CIK 1140414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐  No    ☒

As of August 1, 2011, the registrant had 47,020,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Explanatory Note

The purpose of this Amendment No. 1 (“Amendment”) to Legend Oil and Gas, Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 12, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). Those sections of the Form 10-Q that are unaffected by the Amendment are not included herein.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Form 10-Q, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Form 10-Q.

LEGEND OIL AND GAS, LTD.

INDEX

to Amendment No. 1 to the Quarterly Report on Form 10-Q

for the Period Ended June 30, 2011

		Page
PART II – OTHER INFORMATION

Item 6	Exhibits	4

SIGNATURES		5

ITEM 6.	EXHIBITS

Exhibit No.	Description	Location

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Included as an exhibit to the Legend Oil and Gas, Ltd. Quarterly Report on Form 10-Q filed with SEC on August 12, 2011.

31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Included as an exhibit to the Legend Oil and Gas, Ltd. Quarterly Report on Form 10-Q filed with SEC on August 12, 2011.

32.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350	Included as an exhibit to the Legend Oil and Gas, Ltd. Quarterly Report on Form 10-Q filed with SEC on August 12, 2011.

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

4

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized.

Date: August 18, 2011	LEGEND OIL AND GAS, LTD.

	By:	/s/ Marshall Diamond-Goldberg
Marshall Diamond-Goldberg
President (Principal Executive Officer)

Date: August 18, 2011	LEGEND OIL AND GAS, LTD.

	By:	/s/ James Vandeberg
James Vandeberg
Chief Financial Officer (Principal Accounting and Financial Officer)

5