Form 10-Q
period 2011-09-30
Legend Oil & Gas, Ltd.
filed 2011-11-14
CIK 1140414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2011, the registrant had 50,582,516 shares of its common stock, par value $0.001 per share, issued and outstanding.

LEGEND OIL AND GAS, LTD.

INDEX

to Quarterly Report on Form 10-Q

for the Period Ended September 30, 2011

i

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Report”) to “we,” “us,” “our,” “Legend” and the “Company” are to Legend Oil and Gas, Ltd., a Colorado corporation, and references in this Report to “Legend Canada” are to Legend Energy Canada, Ltd., a wholly-owned subsidiary of the Company. Unless otherwise indicated, references herein to “$” or “dollars” are to United States dollars. All references in this Current Report to “CA$” are to Canadian dollars. All financial information with respect to the Company has been presented in United States dollars in accordance with U.S generally accepted accounting principles.

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

For a more detailed discussion of some of the factors that may affect our business, results and prospects, see our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011, as well as various disclosures made by us in our other reports filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LEGEND OIL AND GAS LTD.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$4,264,387	$100,894
Accounts receivable	20,965	11,377
Other assets	54,635	19,551

Total current assets	4,339,987	131,822

Oil and gas properties - full cost method of accounting
Proven properties - net	683,906	628,600
Unproven properties	138,785	—

Total oil and gas properties	822,691	628,600
Deposits	3,740	3,740

Total assets	$5,166,418	$764,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$84,681	$14,561
Accounts payable - related party	20,645	370

Total current liabilities	105,326	14,931

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized Convertible preferred stock, 2,300,000 and zero shares designated, respectively, 2,300,000 and zero shares issued and outstanding, respectively	2,300	—
Common stock, $0.001 par value, 400,000,000 shares authorized, 47,030,000 and 62,360,000 issued and outstanding, respectively	47,030	62,360
Additional paid-in capital	6,013,502	980,472
Accumulated deficit	(1,001,740)	(293,601)

Total stockholders’ equity	5,061,092	749,231

Total liabilities and stockholders’ equity	$5,166,418	$764,162

(The accompanying notes are an integral part of the consolidated financial statements)

LEGEND OIL AND GAS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
REVENUE	$67,243	$—	$162,854	$—

COSTS AND OPERATING EXPENSES
Lease operating expenses	54,329	—	136,814	—
Depreciation, depletion and amortization	29,309	—	49,103	—
General and administrative expenses	459,797	44,599	685,561	65,355

Operating expenses	543,435	44,599	871,478	65,355

LOSS FROM OPERATIONS	(476,192)	(44,599)	(708,624)	(65,355)

OTHER INCOME (EXPENSE)
Interest income	364	269	485	269
Interest expense	—	—	—	(1,345)

Total other income (expense)	364	269	485	(1,076)

NET LOSS FROM CONTINUING OPERATIONS	(475,828)	(44,330)	(708,139)	(66,431)

Loss from discontinued operations	—	—	—	(5,527)

Net loss	$(475,828)	$(44,330)	$(708,139)	$(71,958)

Basic and diluted net loss per share
Continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares - basic and diluted	47,020,222	60,560,000	53,277,216	103,527,033

(The accompanying notes are an integral part of the consolidated financial statements)

LEGEND OIL AND GAS LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	(deficit)	Equity
Balance, December 31, 2010	—	$—	62,360,000	$62,360	$980,472	$(293,601)	$749,231
Issuance of common stock and warrants February 2011	—	—	300,000	300	149,700	—	150,000
Cancellation of stock by shareholders April 2011	—	—	(15,890,000)	(15,890)	15,890	—	—
Issuance of common stock and warrants April 2011	—	—	250,000	250	249,750	—	250,000
Issuance of convertible preferred stock and warrants August 2011	2,300,000	2,300	—	—	4,597,700	—	4,600,000
Common stock issued for services	—	—	10,000	10	19,990	—	20,000
Net loss, period ended September 30, 2011	—	—	—	—	—	(708,139)	(708,139)

Balance, September 30, 2011	2,300,000	$2,300	47,030,000	$47,030	$6,013,502	$(1,001,740)	$5,061,092

(The accompanying notes are an integral part of the consolidated financial statements)

LEGEND OIL AND GAS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(708,139)	$(71,958)
Adjustments to reconcile net loss to net cash flows from operating activities:
Rent contributed by shareholder	—	225
Impairment of goodwill and other	—	5,527
Depreciation, depletion and amortization	49,103	—
Common stock issued for services	20,000	—
Changes in operating assets and liabilities:
Accounts receivable	(9,588)	—
Other assets	(35,084)	(13,419)
Accounts payable - including related party	90,395	8,806
Deposits	—	250,000
Accrued interest on notes payable - offering	—	(1,973)
Accrued interest - shareholder loans	—	867

Net cash flows from operating activities	(593,313)	178,075

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(243,194)	—

Net cash flows from investing activities	(243,194)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from shareholder	—	3,835
Proceeds from issuance of common stock and warrants	400,000	—
Proceeds from issuance of convertible preferred stock and warrants	4,600,000	—

Net cash flows from financing activities	5,000,000	3,835

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,163,493	181,910

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	100,894	489

END OF PERIOD	$4,264,387	$182,399

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$—	$2,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Write-off shareholders loans and accrued interest	$—	$100,925
Write-off notes payable and accrued interest	$—	$19,293

(The accompanying notes are an integral part of the consolidated financial statements)

LEGEND OIL AND GAS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF OPERATIONS

Description of Business

Legend Oil and Gas, Ltd. (formerly SIN Holdings, Inc.) (the “Company”, “we’, “us”, “our”) was incorporated under the laws of the State of Colorado on November 27, 2000. From our inception until June 2010, we pursued our original business plan of developing a web portal listing senior resources across the United States through our former wholly-owned subsidiary Senior-Inet, Inc. On July 29, 2010, Senior-Inet, Inc. was dissolved and we changed our business to the acquisition, exploration, development and production of oil and gas reserves. To align our name with our new business, on November 29, 2010, we changed our name from SIN Holdings, Inc. to Legend Oil and Gas, Ltd.

As a first step in implementing our new business plan, on October 29, 2010, we acquired the entire working interest, representing 87.5% of the revenue interest, in eight producing oil and gas leases located in the Piqua region of the state of Kansas held by Piqua Petro Inc., a Kansas corporation (“Piqua”). We acquired additional oil and gas properties located in North Dakota in the first half of 2011.

On July 28, 2011, we formed a wholly owned subsidiary named Legend Energy Canada, Ltd. (“Legend Canada”), which is a corporation registered under the laws of Alberta, Canada. Legend Canada was formed to acquire, own and manage certain oil and gas properties and assets located in Canada.

NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Senior-Inet, Inc., and Legend Canada. Senior-Inet, Inc. was dissolved on July 29, 2010. As of September 30, 2011, Legend Canada had no assets or liabilities.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Inter-company transactions and balances have been eliminated in the consolidation. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011. All normal recurring adjustments necessary for the fair presentation of the results for the interim periods are reflected herein. The results for the nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

We were a development stage company from June 1, 2010 through September 30, 2010 as we transitioned our business from developing a web portal to exploring for and producing oil and gas reserves. At December 31, 2010, primarily due to our acquisition of the Piqua leasehold interests, we were considered an operating company and were no longer in the development stage. Certain previously reported amounts have been reclassified to conform to the current year presentation.

In October 2010, we conducted a 20:1 forward stock split, which resulted in 60,560,000 shares of common stock outstanding at that time. The consolidated financial statements are shown on a post-stock split basis.

LEGEND OIL AND GAS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In preparing these consolidated financial statements, management has evaluated information about subsequent events that became available to us through the date the consolidated financial statements were issued. This information relates to events, transactions or changes in circumstances that would require us to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances. See “Note 8 - Subsequent Events” for further discussion.

Discontinued Operations

On June 1, 2010, we abandoned the www.senior-inet.com web portal business and on July 29, 2010, dissolved Senior-Inet, Inc. and wrote down the carrying value of the web portal business to its salvage value of zero.

The assets, liabilities, results of operations and cash flows related to the web portal business were not material and are classified as discontinued operations for the three and nine months ended September 30, 2011 and 2010.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Management’s judgments and estimates in these areas are to be based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates are accruals related to oil and gas sales and expenses, estimates of future oil and gas reserves, estimates used in the impairment of oil and gas properties, and the estimated future timing and cost of asset retirement obligations.

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

Full Cost Method of Accounting for Oil and Gas Properties

We have elected to utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

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

LEGEND OIL AND GAS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. We have not sold any oil and gas properties.

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects. As of September 30, 2011, no impairment charges have been recognized.

Asset Retirement Obligation

We record the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset if a reasonable estimate of fair value can be made. The associated asset retirement cost capitalized as part of the related asset is allocated to expense over the asset’s useful life. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

We do not have material asset retirement obligations as of September 30, 2011.

Financial Instruments

The estimated fair values of our financial instruments, consisting of cash and cash equivalents, accounts receivable, other assets, and accounts payable, closely approximate the carrying amounts due to the short maturity of these instruments.

Oil and Gas Revenue Recognition

We use the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. The volume sold may differ from the volumes we are entitled to, based on our individual interest in the property. We utilize a third-party marketer to sell oil and gas production in the open market. As a result of the requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 45 days following the month of production. Therefore, we may make accruals for revenues and accounts receivable based on estimates of our share of production. Since the settlement process may take 30 to 60 days following the month of actual production, our financial results may include estimates of production and revenues for the related time period. We will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized. As of September 30, 2011, all revenue information had been received from the marketer, so there was no estimated revenue and accounts receivable.

LEGEND OIL AND GAS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Earnings (Loss) Per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding. See “Note 7 - Earnings (Loss) Per Share” for further discussion and see “Note 5 – Stockholders’ Equity” for a discussion of our outstanding warrants.

Concentration of Risk

We have no significant off balance sheet concentrations of credit risk, such as foreign exchange contracts or other foreign hedging arrangements. Cash and cash equivalents may, at times, exceed FDIC insured limits.

Recent and Adopted Accounting Guidance

From time to time, new accounting guidance is issued by the Financial Accounting Standards Board (“FASB”) that we adopt as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our financial statements upon adoption.

NOTE 4 - OIL AND GAS PROPERTIES

In October 2010, we completed the acquisition of the entire working interest representing 87.5% of the revenue interest in eight oil and gas leases owned by Piqua Petro, Inc. for a total of $625,000.

On February 25, 2011, we acquired seven leaseholds on land in Divide County, North Dakota totaling 3,840 gross acres (net 167.11 acres) with all mineral rights including the Bakken and Three Forks formations. The term of the leases is five years. The acquisition price was $58,489.

On March 23, 2011, we acquired an additional eight leaseholds within this same area in Divide County, North Dakota, adding an additional 201.88 net acres. The term of each of the leases is five years. The acquisition price was $70,658.

On March 30, 2011, we acquired one additional leasehold interest within the same area in Divide County, North Dakota, adding an additional 27.54 net acres. The term of the lease is five years. The acquisition price was $9,638. The total acquired leasehold interests in Divide County, North Dakota consist of 3,840 gross acres (net 396.53 acres) with all mineral rights including the Bakken and Three Forks formations. We currently classify these properties in North Dakota as “unproven properties” as of September 30, 2011. With respect to these leasehold interests, if the land is developed with a well during the lease term, the rights are extended beyond the five-year term.

The following table discloses aggregate capitalized costs related to our oil and gas properties at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Proven properties
Acquisition costs	$500,000	$500,000
Development costs	233,009	128,600
Depreciation, depletion and amortization	(49,103)	—

Proven properties - net	683,906	628,600

Unproven properties	138,785	—

	$822,691	$628,600

LEGEND OIL AND GAS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Properties that are not being amortized are assessed quarterly, on a field-by-field basis, to determine whether they are recorded at the lower of cost or fair market value. As a result of this analysis, we determined that the carrying cost of the properties was not lower than the estimated fair market value. Accordingly, no impairment was recognized as of September 30, 2011.

NOTE 5 - STOCKHOLDERS’ EQUITY

On October 4, 2010, our Board of Directors approved a 20:1 forward stock split for each share outstanding on October 5, 2010. The stock split resulted in 60,560,000 shares of common stock outstanding as of that time. The consolidated financial statements are shown on a post stock split basis. Our post-split authorized shares of common stock remained at 400,000,000 shares with a par value of $0.001 per share. Additionally our post-split authorized shares of preferred stock remained at 100,000,000 shares, par value $0.001 per share.

On February 2, 2011, we completed an offering and sale of 300,000 units at $0.50 per unit, for a total of $150,000 in gross proceeds, to one foreign investor residing outside of the United States. Each unit consisted of one share of restricted common stock and one warrant to purchase an additional share of common stock of the Company at $0.50 per share with a term of three years. This offering was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (rules governing offers and sales of securities made outside of the United States without registration). At the time of the sale of the units, the relative fair value of the common stock and the warrants was estimated to be $140,200 and $9,800, respectively, as determined based on the relative fair value allocation of the proceeds.

In April, 2011, in order to attract additional investment capital, our two executive officers (Mr. Vandeberg and Mr. Diamond-Goldberg) and Mr. Wayne Gruden, a significant shareholder of the Company, surrendered a total of 15,890,000 shares of common stock owned by them to us, which shares were immediately cancelled.

On April 28, 2011, we completed an offering and sale of 250,000 units at $1.00 per unit, for a total of $250,000 in gross proceeds, to one foreign investor residing outside of the United States. Each unit consisted of one share of restricted common stock and one warrant to purchase an additional share of common stock at $1.00 per share with a term of three years. This offering was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (rules governing offers and sales of securities made outside of the United States without registration). At the time of the sale of the units, the relative fair value of the common stock and the warrants was estimated to be $140,700 and $109,300, respectively, as determined based on the relative fair value allocation of the proceeds.

On August 10, 2011, we completed an offering and sale of 2,300,000 units at $2.00 per unit, for a total of $4,600,000 in gross proceeds. Each unit consists of one share of restricted convertible preferred stock and a warrant to purchase one share of restricted common stock. The convertible preferred stock is convertible into one share of restricted common stock, subject to customary adjustment for stock splits or similar events. The warrants are exercisable at $2.00 per share over a period of three years from the date of issuance. The offering was conducted under the exemption from registration provided pursuant to Regulation S under the U.S. Securities Act of 1933, as amended (rules governing offers and sales of securities made outside of the United States without registration). We are using the net proceeds to purchase oil and gas assets and for general working capital. The holders of shares of convertible preferred stock have a put right to require us to repurchase such shares for a price of $2.00 per share in the event that our common stock is not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ or any other market more senior than the OTC Bulletin Board on or before March 31, 2012. This put right may be waived by the holders of convertible preferred stock. At the time of the sale of the units, the relative fair value of the convertible preferred stock and the warrants was estimated to be $2,766,700 and $1,833,300, respectively, as determined based on the relative fair value allocation of the proceeds.

LEGEND OIL AND GAS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On September 28, 2011, we entered into a retainer letter agreement with Midsouth Capital Inc., an investment banking firm, to provide investment banking services in connection with a possible future best efforts private placement offering by us to raise additional capital. As part of the compensation to be paid to Midsouth, we issued 10,000 shares of restricted common stock to Midsouth. This issuance of shares of common stock was exempt from registration in the United States pursuant to Section 4(2) under the Securities Act of 1933, as amended. Our engagement of Midsouth is not an offer and this disclosure is not an offer to sell, nor a solicitation of an offer to buy, any of our securities.

Warrants

The following table summarizes outstanding warrants to purchase shares of our common stock as of September 30, 2011 and December 31, 2010, as described above:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	September 30,	December 31,	Exercise
Date of Issue	2011	2010	Price	Expiration
October 2010	1,300,000	1,300,000	$0.50	October 2013
February 2011	300,000	—	$0.50	February 2014
April 2011	250,000	—	$1.00	April 2014
August 2011	2,300,000	—	$2.00	August 2014

	4,150,000	1,300,000

As of September 30, 2011, none of the outstanding warrants had been exercised.

Stock Incentive Plan

On May 3, 2011, our Board of Directors adopted the Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan (“Plan”). The Plan provides for the grant of options to purchase shares of our common stock, and stock awards consisting of shares of our common stock, to eligible participants, including directors, executive officers, employees and consultants of the Company. The terms and conditions of the Plan apply equally to all Plan participants. We have reserved 4,500,000 shares of common stock for issuance under the Plan. Through September 30, 2011, no awards were granted under the Plan. In November 2011, subsequent to the end of the quarter, our Board approved the grant of stock options for a total of 1,400,000 shares to our two Directors and 2 other employees at an exercise price of $2.17 per share.

NOTE 6 - RELATED PARTY TRANSACTIONS

Rent

Our former sole executive officer, director and shareholder, Mr. Sinohui, had been providing office space at no charge to us. For purposes of the financial statements, we had been accruing $75 per month as additional paid-in capital for this use. For the three months ended September 30, 2011 and 2010, we recorded $nil and $nil, respectively, and for the nine months ended September 30, 2011 and 2010, we recorded $nil and $225, respectively, in rent expense related to this arrangement.

LEGEND OIL AND GAS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Upon the change of control of management in May 2010, we leased office space from the law offices of Mr. Vandeberg, a director and executive officer of the Company, at the rate of $500 per month during 2010. The monthly rent was $575 per month from January 1, 2011 to May 30, 2011. Beginning on June 1, 2011, Mr. Vandeberg moved office locations at which time he re-negotiated the rent rate for use of his office space by us to $1,000 per month. For the three months ended September 30, 2011 and 2010, we recorded $2,575 and $800, respectively, and for the nine months ended September 30, 2011 and 2010, we recorded $6,025 and $800, respectively, in rent expense related to these arrangements. We plan to use space provided by Mr. Vandeberg until it is no longer suitable for our operations or circumstances demand otherwise.

Legal Expenses

During the three months ended September 30, 2011 and 2010, we incurred $41,818 and $3,085, respectively, and during the nine months ended September 30, 2011 and 2010, we incurred $81,092 and $6,230, respectively, for legal services rendered by a law firm of which Mr. Vandeberg is the sole member.

NOTE 7 - EARNINGS (LOSS) PER SHARE

Basic loss per share is calculated using the weighted-average outstanding common shares. Diluted loss per share is calculated using the weighted-average outstanding common shares plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding.

The computation of loss per share for the periods ended September 30, 2011 and 2010 excludes potentially dilutive securities, including 4,150,000 and 1,300,000, respectively, warrants issued in each of those periods, and 2,600,000 and zero, respectively, shares of convertible preferred stock (equivalent common shares) issued in each of those periods, because their inclusion would be anti-dilutive.

The computation for basic loss per share and diluted loss per share for the three and nine month periods ended September 30, 2011 and 2010 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Loss from continuing operations	$(475,828)	$(44,330)	$(708,139)	$(66,431)
Loss from discontinued operations	—	—	—	(5,527)

Net loss	$(475,828)	$(44,330)	$(708,139)	$(71,958)

Weighted average number of shares - basic and diluted	47,020,222	60,560,000	53,277,216	103,527,033

Loss per share
Continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

NOTE 8 - SUBSEQUENT EVENTS

Purchase of Oil and Gas Assets

On October 20, 2011, our wholly-owned subsidiary, Legend Canada completed the acquisition of the majority of the petroleum and natural gas leases, lands and facilities held by International Sovereign Energy Corp., an Alberta corporation. A copy of the Asset Purchase Agreement by and among us , Legend Canada and International Sovereign Energy Corp. was attached to our current report on Form 8-K filed with the SEC on September 15, 2011.

LEGEND OIL AND GAS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The transaction gives us significant additional oil and gas reserves and production. The assets acquired include interests in producing oil and gas leasehold properties in Western Canada that have been maintained through the drilling of internally generated low to medium risk exploration and development sites. The principal natural gas leasehold properties included as part of the assets are located in Medicine River and Berwyn in Alberta, and Clarke Lake in British Columbia. The assets also include an interest in various light oil properties located in Red Earth and Swan Hills in Alberta, and in Inga in British Columbia.

The acquisition will be recorded in accordance with the business combinations provisions of US GAAP on October 20, 2011. The results of operations for the business acquired will be included in our financial statements as of October 20, 2011. We were in the process of valuing the assets acquired based on their estimated fair values at the date these financial statements were issued and, therefore, no provisional estimated fair values of assets acquired are presented. We did not assume any material liabilities in connection with the transaction.

The purchase price paid to the seller totaled CA$16,010,063, which consisted of CA$8,905,031 in cash and 3,552,516 shares of our restricted common stock with a value of CA$7,105,032. The fair value of the shares of restricted common stock was determined on the basis of the closing market price of our common shares on the acquisition date. To finance a portion of the acquisition, Legend Canada drew down CA$5,400,000 on its CA$6,000,000 credit facility, described below, with the remainder of the purchase price, in the amount of CA$3,505,031, being paid using our cash on hand.

The consideration transferred is subject to adjustments for changes in working capital and production volume, as defined. The consideration is also subject to adjustment for a security price guarantee such that if the weighted average trading price of our common stock falls below certain price thresholds at the end of certain periods, we will issue a certain number of additional shares to the seller. Finally, the seller may put any or all of the 3,552,516 shares of common stock to us for redemption at any time after March 31, 2012, if our common stock is not listed for trading on the NYSE, Amex, NASDAQ or any other market more senior than the OTCBB on or before March 31, 2012, at a redemption price of $2.00 per share, payable in cash.

National Bank of Canada Credit Facility

To finance the acquisition of the International Sovereign Energy Corp. assets, on October 19, 2011, Legend Canada drew down CA$5,400,000 on its CA$6,000,000 credit facility with the National Bank of Canada (the “Bank”). Outstanding principal under the loan bears interest at a rate equal to the Bank’s prime rate of interest (currently 3.00%) plus 1.00% per annum. In addition, Legend Canada is obligated to pay a monthly fee of 0.25% of any undrawn portion of the credit facility. The loan is payable upon demand at any time.

Legend Canada issued a Fixed and Floating Charge Demand Debenture (the “Debenture”) to the Bank in the face amount of CA$25 million, to secure payment of all debts and liabilities owed by Legend Canada to the Bank. The interest rate on amounts drawn under the Debenture, as well as interest that is past due, is the prime rate, as announced by the Bank from time to time, plus 7% per annum. All of Legend Canada’s present and future real and personal property has been pledged to the Bank as security against a failure of Legend Canada to pay amounts owing to the Bank under the Debenture. The Debenture may require Legend Canada to obtain the consent of the Bank before taking material actions with regards to purchasing and selling oil and gas properties and other actions that materially affect the value or ownership of its assets or control over its operations.

As additional security, Legend Canada executed a Pledge on October 19, 2011, to assign, transfer, pledge and hypothecate the Debenture to the Bank as continuing collateral to secure the repayment and fulfillment of all current and future debts, liabilities and obligations of Legend Canada to the Bank.

LEGEND OIL AND GAS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Legend Canada also executed an Assignment of Book Debts on October 19, 2011, that grants, transfers and assigns to the Bank a continuing and specific security interest in specific collateral of Legend Canada, including all debts, proceeds, accounts, claims, money and choses in action which currently or in the future are owing to Legend Canada. The collateral held by the Bank under the Assignment is meant to secure the payment of all current and future obligations, indebtedness and liabilities undersigned to the Bank by Legend Canada. Legend Canada is restricted from selling, assigning or encumbering the collateral without first obtaining the Bank’s consent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an oil and gas exploration, development and production company. As of September 30, 2011, our oil and gas property interests were located in the Piqua region of the State of Kansas and in the Bakken and Three Forks formations in Divide County, North Dakota. Our only subsidiary is Legend Energy Canada, Ltd., which was formed in Alberta, Canada on July 28, 2011, to acquire, manage and develop the assets purchased by it from International Sovereign Energy Corp., an Alberta, Canada corporation (“ISEC”), as discussed in further detail below.

The Company was incorporated under the laws of the State of Colorado on November 27, 2000 under the name “SIN Holdings, Inc.”. From inception until June 2010, our original business plan was to develop a web portal containing lists of senior resources across the United States, through our former wholly-owned subsidiary Senior-Inet, Inc. Subsequently, on July 29, 2011, we dissolved the Senior-Inet, Inc. subsidiary.

On May 18, 2010, a change of control transaction took place that transferred a controlling interest in the Company to Mr. James Vandeberg. This transfer of ownership was accomplished by a private transaction, in the form of a stock purchase agreement, between Desert Bloom Investments, Inc. and Mr. James Vandeberg, whereby all 100,000 shares of preferred stock outstanding were returned to us and cancelled and the 6,000,000 shares of our common stock owned by Desert Bloom Investments, Inc. were sold to Mr. Vandeberg. In addition, Mr. Vandeberg was appointed as our sole executive officer and sole director.

In order to attract investment capital to fund our new business plan, on October 1, 2010, Mr. Vandeberg transferred, in lieu of us issuing additional shares, 605,600 shares of restricted common stock of the Company held by him to Marlin Consulting Corp., in accordance with the Consulting Services Agreement we entered into with Marlin Consulting Corp., an entity wholly-owned by Mr. Marshall Diamond-Goldberg. Mr. Marshall Diamond-Goldberg serves as our President pursuant to this Consulting Services Agreement. The 605,600 shares transferred to Marlin Consulting Corp. represented an approximately 20% ownership interest in the Company. In furtherance of the possibility of raising capital, on October 6, 2010, Mr. Vandeberg surrendered 4,250,000 shares of common stock and all 100,000 shares of preferred stock of the Company owned by him, all of which shares were cancelled by us. Mr. Vandeberg also gifted a total of 548,800 shares of restricted common stock of the Company to three other persons. These transactions resulted in Mr. Vandeberg owning 595,600 shares of restricted common stock, an approximately 20% interest in the Company.

Also to accommodate additional investment capital to fund our new business plan and in furtherance of our change in business plan, on November 29, 2010, we changed our name to Legend Oil and Gas, Ltd. and we completed a 20:1 forward stock split, which resulted in 60,560,000 shares of common stock issued and outstanding. Our post-split authorized shares of common stock remained at 400,000,000 shares with a par value of $0.001 per share. All per share information presented in this Report is reflective of the forward stock split (except for the foregoing paragraphs). Additionally our post-split authorized shares of preferred stock remained at 100,000,000 shares, par value $0.001 per share.

In April, 2011, in order to attract additional investment capital, Mr. Vandeberg, Mr. Diamond-Goldberg and Mr. Gruden, a significant shareholder of the Company, surrendered a total of 15,890,000 shares of restricted common stock owned by them to us, all of which shares were cancelled by us.

Definitions of Industry Terms

The following is a description of the meanings of some of the natural gas and oil industry terms used in this Report:

“Bbl” means a barrel.

“DSU” means drilling spacing units.

“gross acres” or “gross wells” refer to the total acres or wells, as the case may be, in which a working interest is owned.

“net acres” means the total of whole acres owned on a particular lease.

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

Oil and Gas Interests and Operations

Operations

We have structured our operations in such a way as to mitigate operating expenses by maintaining a limited in-house employee base outside of our executive team. The majority of our operational duties have been and are planned to be outsourced to consultants and independent contractors, including drilling, maintaining and operating our wells.

In areas where we have minority working interests, such as the Bakken leaseholds in North Dakota, we plan to enter into joint venture arrangements with other operators in connection with drilling of wells on the leased properties. This is normally done through the pooling of working interest lands in order to create full DSUs, with each working interest owner having a proportionate interest in the DSU and an obligation to pay its proportionate share of the drilling and maintenance costs.

Properties in the United States

As of September 30, 2011, our oil and gas property interests were located in the United States in the Piqua region of the State of Kansas and in the Bakken and Three Forks formations in Divide County, North Dakota.

Piqua, Kansas Property

On October 29, 2010, we completed our first acquisition of an oil and gas property with the purchase the entire working interest, representing 87.5% of the revenue interest, of certain oil and gas leases held by Piqua Petro Inc., a Kansas corporation, located in Piqua, Kansas (“Piqua”). The acquired leases contained 1,040 net acres with 33 active oil and water injection wells in Woodson County, Kansas. The property is located in the Humboldt-Chanute field in the Bartlesville-Squirrel formation producing at a depth of 740 to 850 feet. The purchase price was $625,000. Reactivations, tie-ins and discovery of additional wells on the leasehold properties acquired by us have measurably increased the number of working interest wells owned by us on the property.

Although minimal, the Piqua properties were producing at the time of our acquisition and generated revenue for us during the fourth quarter of 2010, totaling approximately $16,000. Revenues have increased during 2011 due to an increase in production from more field activity.

Some of the development options for the Piqua properties include infill drilling, water flooding, well bore cleanout, and other drilling on lightly developed producing leases. No significant development had taken place on the leased sites since 2006, so upon acquisition of our interest in the property, we initially focused on maintaining the existing wells and the tie-in of shut in locations.

The main production fairway is contained within the Ellis, Bennett and Orth-Gillespie leases, where additional development locations can be drilled in an effort to more fully develop the Squirrel sand reservoir. Neither the Ellis nor the Orth-Gillespie leases have adequate water injection to provide the necessary pressure support.

Beginning late in June, 2011, we drilled three additional wells on the Orth-Gillespie leased property with the objective of increasing the number of development wells drilled into the Squirrel sand reservoir. In addition, we wanted to see if the pool could be more fully delineated and increase our understanding of the thickest part of the Squirrel reservoir. The results of two of the wells suggested similar thickness in reservoir on the eastern side of the Piqua property with measurable oil shows in both wells. The third well, which was drilled on the west side of the property, presented a thicker overall squirrel zone with additional oil. In addition to the drilling of these wells, we also re-completed a standing well located on an adjacent lease in the Squirrel reservoir zone. All four wells are currently producing oil.

We are drilling a further development program of wells on three of our producing leases in the Piqua area. Drilling, completion and equipment costs for wells at the Piqua properties are expected to be no more than approximately $30,000 per well.

Divide County, North Dakota Property

On February 25, 2011, after evaluating and studying various opportunities, we completed the acquisition of seven leaseholds on land in Divide County, North Dakota totaling 3,840 gross acres (net 167.11 acres) with all mineral rights including the Bakken and Three Forks formations. The term of each of the seven leases is five years. The acquisition price was $58,489. On March 23, 2011, we completed a second acquisition of eight leaseholds within this same area in Divide County, North Dakota, adding an additional 201.88 net acres. The term of each of the eight leases is five years. The acquisition price was $70,658. On March 30, 2011, we completed a third acquisition of one leasehold interest within the same area in Divide County, North Dakota, adding an additional 27.54 net acres. The term of the lease is five years. The acquisition price was $9,638. Total acquired leases in Divide County North Dakota consist of a total of 3,840 gross acres (net 396.53 acres) with all mineral rights including the Bakken and Three Forks formations.

The leases are contiguous in nature and are in close proximity to the development of the Three Forks play, being actively drilled by SM Energy and Baytex Energy in the Ambrose field to the east of the property covered by the acquired leases. These acquisitions gave us an approximately ten percent (10%) working interest in seven sections of land. The Bakken Shale Formation stretches across portions of North Dakota and Montana. According to the U.S. Geological survey, completed in April 2008, the Bakken Shale formation could contain up to 3.65 billion barrels of recoverable oil. No drilling or production has commenced at the Bakken or Three Forks properties, and we classify these properties as “unproven properties”. If wells are drilled in 2011, well costs are projected to total approximately $6 million per well, with our share being approximately $600,000 per well. With the leases having five-year terms, we do not have an obligation to drill during 2011 if we do not have sufficient funds to do so.

Properties in Canada

Subsequent to the quarter ended September 30, 2011, we acquired oil and gas property interests in Alberta and British Columbia, Canada.

Recent Purchase of Oil and Gas Assets in Canada

On October 20, 2011, our wholly-owned subsidiary Legend Canada completed the acquisition of the majority of the petroleum and natural gas leases, lands and facilities (the “ISEC Assets”) held by International Sovereign Energy Corp., an Alberta corporation. The purchase price was CA$16,010,063, consisting of CA$8,905,031 in cash and 3,552,516 shares of restricted common stock of the Company. A copy of the Asset Purchase Agreement by and among the Company, Legend Canada and ISEC was attached to our current report on Form 8-K filed with the SEC on September 16, 2011.

The ISEC Assets include producing oil and gas leasehold properties in Western Canada that have been maintained through the drilling of internally generated low to medium risk exploration and development sites. The principal natural gas leasehold properties included as part of the ISEC Assets are located in Medicine River and Berwyn in Alberta, and Clarke Lake in British Columbia. The ISEC Assets also include an interest in various light oil properties consisting of Red Earth and Swan Hills in Alberta, and Inga in British Columbia.

Acquisition and Development Costs

Except for the ISEC Assets, disclosure of the capital costs associated with the above leasehold interests and development activities are contained in Note 4 to the Notes to Consolidated Financial Statements, which disclosure is incorporated herein by reference.

To finance the acquisition of the ISEC Assets, on October 20, 2011, Legend Canada drew down CA$5,400,000 on its credit facility, with the remainder of the purchase price of CA$3,505,031 being paid using our cash on hand, including net proceeds from the sale of units consisting of shares of convertible preferred stock and warrants. Further details of the terms and conditions of the draw down of the credit facility are contained below in Part II, Item 5 of this Report.

From time to time, we may pursue the acquisition of other oil and gas interests and assets that meet our general investment guidelines and targets.

Reserves Study

We obtained a reserves study for our Piqua properties from KLH Consulting (“KLH”) as of December 31, 2010. The report is dated May 19, 2011. Our Piqua properties have been producing oil since we acquired them in October 2010. We have classified these leases as proved developed properties since the acquisition is based on SEC Regulation S-X rule 4-10 “confirmed through production response.” The Piqua properties represent 100% of our proved U.S. oil reserves. A copy of the reserves study is attached to this Report as Exhibit 99.1, the contents of which are incorporated herein by reference.

The estimates of our proved crude oil and natural gas reserves used in the preparation of our financial statements were prepared in accordance with the rules promulgated by the SEC.

The following table sets forth information relating to our U.S. estimated gross and net oil reserves, respectively, at December 31, 2010.

U.S. Reserves (Mbbls)	Gross Reserves	Net Reserves
Proved developed reserves	22.1	19.3
Proved undeveloped reserves	9.9	8.7

Total proved reserves	32.0	28.0

Compliance as it relates to reporting our reserves is the responsibility of Mr. Diamond-Goldberg, our President and principal technical representative, who has over 30 years of industry experience. In addition to his years of experience, Mr. Diamond-Goldberg holds a degree in petroleum geology with a strong background in asset evaluation and management.

Our control over reserves estimates included retaining KLH as our independent petroleum and geological firm. The engineer responsible for overseeing the reserves study at KLH is a licensed petroleum engineer in both Kansas and Missouri. Further professional qualifications include a degree in petroleum engineering and being a member of the Society of Petroleum Engineers and Kansas Independent Oil and Gas Association. We provided KLH with information about our oil and gas properties, including production profiles, prices and costs, and KLH prepared its own estimates of the reserves attributable to the Piqua properties. All of the information regarding reserves on our Piqua properties in this Report is derived from KLH’s report.

KLH used all assumptions, data, methods and procedures they considered necessary and appropriate under the circumstances to prepare the estimates. The reserves set forth in KLH’s report for the properties are estimated by performance methods or analogy. In general, reserves attributable to producing wells and/or reservoirs are estimated by performance methods such as decline curve analysis which utilizes extrapolations of historical production data. Reserves attributable to non-producing and undeveloped reserves included in the reports are estimated by analogy. The estimates of the reserves, future production, and income attributable to properties are prepared using economics software suitable for the industry.

The KLH report summarizes conclusions made by it with respect to the reserves estimates. To estimate economically recoverable crude oil and natural gas reserves, many factors and assumptions were considered, including, but not limited to, the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future of production rates. Under applicable SEC regulations, “proved reserves” must be demonstrated to be economically producible based on existing economic conditions including the prices and costs at which economic production from a reservoir is to be determined as of the effective date of the report. With respect to the property interests we own, production and well tests from examined wells, normal direct costs of operating the wells or leases, other costs such as transportation and/or processing fees, production taxes, recompletion and development costs and product prices are based on SEC regulations, geological maps, well logs, core analyses, and pressure measurements.

Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values, including many factors beyond our control. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geologic interpretation and judgment. As a result, estimates of different engineers, including those used by us, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing crude oil and natural gas prices, operating costs and other factors. The revisions may be material. Accordingly, reserves estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. Our estimated net proved reserves included in this Report have not been filed with or included in reports to any other federal agency.

Federal, state and provincial regulations governing protection of the environment may prevent us from recovering the estimated reserves disclosed in the KLH reserves study.

Effects of Inflation and Pricing

The crude oil and natural gas industry is cyclical and the demand for goods and services of crude oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for crude oil and natural gas increase, so do all associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion. Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of crude oil and natural gas properties, and values of properties in purchase and sale transactions. Material changes in prices can impact the value of crude oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. While we do not currently expect business costs to materially increase, higher prices for crude oil and natural gas could result in increases in the costs of materials, services and personnel.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Management’s judgments and estimates in these areas are to be based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates include the following:

•	estimates of future oil and gas reserves; and

•	estimates used in the impairment of oil and gas properties.

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

There have been no material changes to our critical accounting policies since the end of our 2010 fiscal year. In our Annual Report on Form 10-K, for the fiscal year ended December 31, 2010, we identified in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the following three accounting policies that we consider critical to our business operations and an understanding of our results of operations:

•	full cost method accounting for oil and gas properties;

•	full cost ceiling test; and

•	oil and gas revenue recognition.

This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified, and there are other accounting policies that are significant to us. For detailed information and discussion on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

OPERATING RESULTS

On June 1, 2010, when we determined to change our principal business, we were classified as a development stage company, which is defined by the Financial Accounting Standards Board (“FASB”) as an entity that has not commenced planned principal operations and has no significant revenue. During the fourth quarter of 2010, we recognized revenue from our working interests in oil and gas properties that were acquired in October, 2010. Accordingly, we are no longer considered a development stage company.

For ease of presentation in the following discussions of “Operating Results” and “Liquidity and Capital Resources”, we round dollar amounts to the nearest thousand dollars (other than average prices per barrel and per share amounts).

Comparison of Results for the Three and Nine Month Periods Ended September 30, 2011, to the Three and Nine Month Periods Ended September 30, 2010

We had a net loss of $476,000 for the three months ended September 30, 2011, compared to a net loss of $44,000 for the three months ended September 30, 2010. We had a net loss of $708,000 for the nine months ended September 30, 2011, compared to a net loss of $72,000 for the nine months ended September 30, 2010. The period to period increase in net loss was due to an increase in costs and operating expenses without a commensurate increase in revenues as discussed below.

A comparison of our oil and gas operating results for first three quarters of fiscal 2011 compared to the same period a year ago is not meaningful because we acquired our first oil and gas producing properties in the fourth quarter of last year. Accordingly, the discussion below reviews the results of operations from oil and gas activities for the three months ended September 30, 2011, as compared to the three months ended June 30, 2011. All other operating results are compared to the same period a year ago.

The following table sets forth certain of our oil and gas operating information for the nine months ended September 30, 2011, and the three month periods ended September 30, 2011 and June 30, 2011, respectively.

	Nine Months Ended	Three months ended
	30-Sep-11	30-Sep-11	30-Jun-11	$ Change	% Change
Production data:
Oil production (Bbls)	1,877.4	832.3	512.1	320.2	62.5%
Average daily production (BOE)	7.0	9.2	5.7	3.5	61.4%
Revenue data:
Oil revenue	$163,000	$67,000	$50,000	$17,000	34.0%
Average sale price (per Bbl)	$91.49	$80.79	$97.22	$(16.43)	(16.9%)
Operating expenses
Lease operating expenses	$137,000	$54,000	$49,000	$5,000	10.2%
Average operating expenses (per Bbl)	$72.97	$64.88	$95.68	$(30.80)	(32.2%)
Operating Margin per BOE	$18.52	$15.91	$1.54	$14.37	936.1%
Depreciation, depletion and amortization	$49,000	$29,000	$20,000	$9,000	45.0%

Production and Revenue

For the three months ended September 30, 2011 and June 30, 2011, we generated revenue of $67,000 and $50,000, respectively, principally from our oil production in the Piqua properties in Kansas. Oil production (Bbls) increased 62.5% during the three months ended September 30, 2011, as compared to the three months ended June 30, 2011 (see table above). Production increased due to the completion of drilling three wells, the recompletion of the drilling of a fourth well, and general streamlining and improvements to our existing well operations. Our revenues in the nine months ended September 30, 2011 and 2010 were $163,000 and $nil, respectively.

The average price per barrel during the three months ended September 30, 2011 and June 30, 2011 was $80.79 and $97.22, respectively, a 16.9% decrease. The prices we receive for our oil and natural gas production are determined by the market and heavily influence our revenue, profitability, access to capital and future rate of growth.

Lease Operating Expenses

For the three month periods ended September 30, 2011 and June 30, 2011, operating expenses increased to $54,000 from $49,000, respectively, a 10.2% increase. Our lease operating expenses in the nine months ended September 30, 2011 were $136,000. Lease operating expenses consist of day-to-day operational expenses for production of oil and maintenance and repair expenses for the wells and property. Repair expenses have been higher than we expected in 2011 even factoring in the streamlining of operations on the Piqua properties. We anticipate repair expenses to decrease moving forward as we complete our overhaul of the Piqua properties. For the period ended September 30, 2011, we hired third-party service providers to perform these services and we had no employees in this area. We had no such lease operating expenses in the comparable periods in fiscal 2010 since we had not yet acquired any oil and gas leaseholds.

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses increased to $460,000 in the three months ended September 30, 2011, as compared to $45,000 for the same period in 2010, a $415,000 increase. General and administrative expenses increased to $686,000 in the nine months ended September 30, 2011, as compared to $67,000 for the same period in 2010, a $619,000 increase. The period-to-period increase is largely a result of changing our business from a web portal business to an oil and gas producing business. More particularly, the increase is due to: (i) an increase in compensation paid to our executive officers; (ii) an increase in fees paid to professionals in connection with restructuring the business and related matters; (iii) paying contract personnel to assist with our operations; and (iv) an increase in SEC reporting expenses. As of September 30, 2011, we had two employees, consisting of our two executive officers, categorized under general and administrative expense. General and administrative expenses for the nine months ended September 30, 2011 and 2010, respectively, consisted of the following:

	For the nine months ended
	30-Sep-11	30-Sep-10	$ Change	% Change
General and administrative expenses
Professional fees	$332,000	$29,000	$303,000	1044.8%
Management fees	222,000	28,000	194,000	692.9%
Travel fees	21,000	3,000	18,000	600.0%
Office and administration fees	36,000	5,000	31,000	620.0%
Marketing and filing fees	75,000	2,000	73,000	3650.0%

Total	$686,000	$67,000	$619,000	923.9%

Included in general and administrative expense is compensation for our executive officers. Effective July 1, 2011, the Board of Directors increased the amount of compensation paid to our President, Mr. Diamond-Goldberg, from $8,400 per month to $26,250 per month, which amount is being paid to Marlin Consulting Corp., of which Mr. Diamond-Goldberg is sole owner, by the Company pursuant to a consulting services agreement between the Company and Marlin Consulting Corp. The term of the consulting services agreement is for one year and renews automatically on the anniversary of its effective date, September 1, 2010, unless otherwise terminated by the parties as provided therein. Under the consulting services agreement, Mr. Diamond-Goldberg is also entitled to a “gross-up” to cover applicable taxes. Also effective July 1, 2011, the Board of Directors increased the amount of compensation paid to our Chief Financial Officer, Mr. Vandeberg, from $5,000 per month to $20,833 per month. Messrs. Diamond-Goldberg and Vandeberg will continue to be reimbursed for out-of-pocket expenses reasonably incurred on behalf of the Company by him, and will continue to be eligible to participate in the our 2011 Stock Incentive Plan and any bonus plan approved by the Board of Directors.

Other Expenses

Other expenses were $nil for the three months ended September 30, 2011 and September 30, 2010. Other expenses were $nil for the nine months ended September 30, 2011, compared to $1,000 for the nine months ended September 30, 2010. The change in other expenses is due to interest expense related to shareholder loans that were forgiven and written-off in 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2011, we generated working capital primarily through the sale of securities and to a lesser extent from our revenues, We used our cash flows from our financing activities to acquire interests in oil and gas leases and as general working capital to fund operations.

We had cash and cash equivalents totaling $4,264,000 at September 30, 2011, as compared to $101,000 at December 31, 2010. Subsequent to September 30, 2011, we used approximately CA$3,505,031 of our cash to fund the acquisition of the ISEC Assets in Canada. Management anticipates that current cash reserves plus cash generated from operations will sustain our operations over at least the next twelve months.

In order for us to implement our business plan, we have sought to obtain capital from external sources through the issuance of equity securities and borrowing funds. Disclosure of these capital-raising transactions can be found in Note 5 to the Notes to Consolidated Financial Statements contained in this Report, which disclosure is incorporated herein by reference. The issuance of equity securities causes dilution to our shareholders. If external financing sources are unavailable when needed or are inadequate to fund operations, we may be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans. At this time, however, we are not aware of any trends or potential events that are likely to materially adversely impact our short term liquidity.

The following table summarizes our cash flows during the nine months ended September 30, 2011 and September 30, 2010, respectively.

	For the nine months ended
	September 30,
	2011	2010
Net cash flows from operating activities	$(593,000)	$178,000
Net cash flows from investing activities	(243,000)	—
Net cash flows from financing activities	5,000,000	4,000

Total	$4,164,000	$182,000

Cash from Operating Activities

Cash used in operating activities was $593,000 in the nine months ended September 30, 2011, as compared to cash provided by operating activities of $178,000 in the nine months ended September 30, 2010. The decrease is a result of changing our business from a web portal business to an oil and gas exploration and development business in October, 2010, increased compensation paid to management, and an increase in legal fees and SEC compliance-related expenses.

Cash from Investing Activities

Cash used for investing activities during the nine months ended September 30, 2011 was $243,000 as compared to $nil during the nine months ended September 30, 2010. In the fourth quarter of 2010 and the first quarter of 2011, we used capital to acquire oil and gas properties. During the nine months ended September 30, 2011, we used capital to develop working interests on our oil and gas properties, including the drilling of new wells on the Piqua properties.

Cash from Financing Activities

Total net cash provided by financing activities was $5 million in the nine months ended September 30, 2011, from three private placement offerings completed in February, April and August of 2011. This capital was raised from the sale of units containing an equity portion and warrants. In the first two units offerings, each unit consisted of one share of restricted common stock and a warrant to purchase one additional share of restricted common stock. In the August, 2011, offering, each unit consisted of one share of restricted convertible preferred stock and a warrant to purchase one share of restricted common stock. For more details about these equity financings, see Note 5 to the Notes to Consolidated Financial Statements contained in this Report. Total net cash provided by financing activities in the nine months ended September 30, 2010 was in the form of a loan in the principal amount of $4,000 from our previous majority shareholder.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and the departure of key employees. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

We have and may continue to incur substantial costs in the future in connection with raising capital to fund our business, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition.

Credit Facility

Effective as of August 15, 2011, our wholly-owned subsidiary Legend Canada obtained a CA$6 million revolving credit facility from National Bank of Canada, disclosure of which is contained in the section of this Report below entitled “Creation of a Direct Financial Obligation” under Part II, Item 5, and incorporated herein by reference. On October 20, 2011, Legend Canada borrowed CA$5.4 million under the credit facility, which funds were used to purchase the ISEC Assets. There is no assurance that this credit facility will be available to Legend Canada in the future. National Bank of Canada may demand repayment of all amounts owed by Legend Canada to it at any time.

Planned Capital Expenditures

We have and plan to continue to drill wells on the Piqua properties. In the first nine months of 2011, we drilled two wells to develop one of our producing leases in Piqua, Kansas. We plan to drill additional wells on the Piqua properties prior to the end of 2011. Well costs at these properties are estimated to not exceed approximately $30,000 per well. We are planning to drill a further development program of at least three wells in the fourth quarter of 2011 on one of our other producing leases in the Piqua, Kansas area.

If we drill wells on the properties in North Dakota containing the Bakken reserves, well costs are projected to total approximately $6 million per well, with our share being approximately $600,000 per well. We are not obligated to drill during 2011 if we do not have sufficient funds to do so. We have no current plans to drill wells on the Bakken properties.

With respect to the ISEC assets that we acquired on October 20, 2011, we have started an evaluation of the producing and non-producing acreage for further drilling potential. Initial results suggest that there exist two low-risk drilling locations on the Swan Hills, Alberta property, which is currently being developed with one producing vertical oil well. We anticipate that well costs would be approximately $4 million per well. It is our intent to drill the first of these wells upon securing the financing necessary to proceed.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3 to the Notes to Consolidated Financial Statements contained in this Report, which disclosure is incorporated herein by reference.

RELATED PARTY TRANSACTIONS

See Note 6 to the Notes to Consolidated Financial Statements contained in this Report, which disclosure is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required because we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on this evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting and, as such, are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met (see the section below in this Item 4 entitled Limitations on the Effectiveness of Internal Controls).

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings against us or our officers and directors in their capacity as such.

ITEM 1A. RISK FACTORS

Disclosure under this item is not required because we are a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We sold following unregistered equity securities during the three months ended September 30, 2011:

•

On August 10, 2011, we completed an offering and sale of 2,300,000 units at $2.00 per unit, for a total of $4,600,000 in gross proceeds, to five foreign investors residing outside of the United States. This offering was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (rules governing offers and sales of securities made outside of the United States without registration). Each unit consisted of one share of restricted convertible preferred stock, par value $0.001 per share, and one warrant to purchase an additional share of restricted common stock at $2.00 per share with a term of three years. For further information regarding this transaction, see the form of subscription agreement entered into between the Company and the investors and the form of warrant issued to the investors by us attached as exhibits to our quarterly report on Form 10-Q for the period ended June 30, 2011, and filed with the SEC on August 12, 2011. In addition, we filed Articles of Amendment to our Amended and Restated Articles of Incorporation with the Secretary of State of Colorado to designate the rights and preferences of the convertible preferred stock issued to the investors. The Articles of Amendment were attached as an exhibit to our amended current report on Form 8-K/A dated August 11, 2011, and filed with the SEC on September 16, 2011. We used a portion of the net proceeds raised through this sale of securities to acquire certain oil and gas assets of International Sovereign Energy Corp. The remainder of the funds are to be used for general working capital purposes.

•

On September 28, 2011, we entered into an engagement agreement with Midsouth Capital Inc., pursuant to which we issued 10,000 restricted shares of common stock to Midsouth as part of the compensation payable to Midsouth. This issuance of the shares of restricted common stock was exempt from registration in the United States pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Creation of a Direct Financial Obligation (Item 2.03 under current report on Form 8-K)

National Bank of Canada Revolving Credit Facility.

As disclosed in Item 1.01 of our amended current report on Form 8-K dated August 12, 2011, and filed with the SEC on September 16, 2011, Legend Canada accepted an offering letter (the “Offering Letter”) from National Bank of Canada (the “Bank”) with respect to a revolving credit facility of up to CA$6 million. A copy of the Offering Letter was filed with that amended current report on Form 8-K. Use of funds borrowed under the credit facility are limited to purchasing the ISEC Assets (as defined under Part I, Item 2 above entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), purchasing other oil and gas properties and for general working capital purposes.

To solidify the terms and conditions of the CA$6 million credit facility, Legend Canada and the Bank entered into an Acknowledgment of Debt Revolving Demand Credit Agreement (the “Facility Agreement”) with an effective date of August 15, 2011, a copy of which is attached to this Report as Exhibit 10.12 and incorporated herein by reference.

Borrowings under the credit facility are secured by all of the assets of Legend Canada, which consists principally of the ISEC Assets. Legend Canada is required to maintain an adjusted working capital ratio of not less than 1.00:1.00 at all times, defined as the ratio of current assets, including any undrawn balance on the credit line, to current liabilities. The obligations of Legend Canada under the credit facility are repayable on demand at any time. All reasonable third party expenses incurred by the Bank in connection with the credit facility are to be paid by Legend Canada, including legal fees and engineering fees.

The CA$6.0 million borrowing base is subject to an annual review by the Bank and there can be no assurance that the credit facility available upon the next scheduled review will not be reduced. The next review is scheduled to occur on or before January 1, 2012.

Draw Down of the Credit Facility.

On October 20, 2011, Legend Canada borrowed a total of CA$5.4 million under the credit facility with the Bank to fund a portion of the Purchase Price to acquire the ISEC Assets. The loan is subject to the terms and conditions contained in the Facility Agreement and other loan documents executed by Legend Canada in connection with borrowings under the credit facility. The loan is payable on demand, and bears interest at a rate equal to the Bank’s prime rate (currently 3.00%) plus 1.00%.

To secure repayment of the CA$5.4 million, plus interest and other amounts owing to the Bank in connection with the draw down:

•

On October 19, 2011, Legend Canada issued a Fixed and Floating Charge Demand Debenture (the “Debenture”) to the Bank in the face amount of CA$25 million. In summary, the Debenture secures payment of all debts and liabilities owed by Legend Canada to the Bank and operates as security for performance of all obligations of Legend Canada under any guarantee made by Legend Canada in favor of the Bank. The Bank may demand that Legend Canada pay the balance due, including accrued interest, in full at any time. The interest rate on amounts drawn under the Debenture, as well as interest that is past due, is the prime rate, as announced by the Bank from time to time, plus 7% per annum. All of Legend Canada’s present and future real and personal property has been pledged to the Bank as security against a failure of Legend Canada to pay amounts owing to the Bank under the Debenture. The Debenture may require Legend Canada to obtain the consent of the Bank before taking material actions with regards to purchasing and selling oil and gas properties and other actions that materially affect the value or ownership of its assets or control over its operations. For further details of the Debenture’s terms and conditions, see the copy of the Debenture attached to this Report as Exhibit 10.13 and incorporated herein by reference.

•

On October 19, 2011, Legend Canada executed a Pledge (the “Pledge”) to assign, transfer, pledge and hypothecate the Debenture to the Bank as continuing collateral to secure the repayment and fulfillment of all current and future debts, liabilities and obligations of Legend Canada to the Bank. For further details of the Pledge’s terms and conditions, see the copy of the Pledge attached to this Report as Exhibit 10.14 and incorporated herein by reference.

•

On October 19, 2011, Legend Canada also executed an Assignment of Book Debts (the “Assignment”), that grants, transfers and assigns to the Bank a continuing and specific security interest in specific collateral of Legend Canada, including all debts, proceeds, accounts, claims, money and choses in action which currently or in the future are owing to Legend Canada. The collateral held by the Bank under the Assignment is meant to secure the payment of all current and future obligations, indebtedness and liabilities undersigned to the Bank by Legend Canada. Legend Canada is restricted from selling, assigning or encumbering the collateral without first obtaining the Bank’s consent. For further details of the Assignment’s terms and conditions, see the copy of the Assignment attached to this Report as Exhibit 10.15, and incorporated herein by reference.

•

On October 19, 2011, as further assurance of its commitment to pay the Bank all amounts owing under the credit facility by it, Legend Canada executed a Negative Pledge and Undertaking on October 19, 2011, a copy of which is attached to this Report as Exhibit 10.16 and incorporated herein by reference.

Possible Effect on Our Cash Flow and Business Operations Due

Our indebtedness could have important consequences to our shareholders, including:

•	result in higher interest expense in the event of increases in interest rates since some of our debt is, and will continue to be, at variable rates of interest;

•

require us to dedicate a substantial portion of our cash flow to payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund distributions, working capital, capital expenditures and other general partnership requirements;

•	restrict our ability to obtain additional financing on favorable terms or at all;

•	restrict our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities; and

•	make us more vulnerable to competitive pressures or a downturn in our business or the economy in general, than our competitors with less debt; and

•	make it more difficult for us to satisfy our obligations with respect to our securities.

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional debt or equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms or at all.

A breach of the terms and conditions of our credit facility, including the inability to comply with the required financial covenants, could result in an event of default. If an event of default occurs (after any applicable notice and cure periods), the Bank could also foreclose against any collateral securing the obligations, which may be all or substantially all of Legend Canada’s assets, which would have a material adverse affect on our financial condition and could prevent us from continuing our operations as planned.

Compensatory Arrangements of Certain Officers (Item 5.02 under current report on Form 8-K)

On November 2, 2011, our Board of Directors granted stock options to Mr. Diamond-Goldberg and Mr. Vandeberg as follows:

Grantee	Number of Options
Marshall Diamond-Goldberg	500,000
James Vandeberg	450,000

The options were granted under our 2011 Stock Incentive Plan and have a term of 10 years. The exercise price for the options was $2.17, which was the closing sales price of our common stock on the OTC Bulletin Board on the date of grant. The options vest as follows: 1/3 is immediately vested; an additional 1/3 vests on the one-year anniversary of the grant date; and the final 1/3 vests on the two-year anniversary of the grant date.

A copy of the form of stock option agreement used for these grants is attached to this Report as Exhibit 10.18, the terms and conditions of which are incorporated herein by reference.

Engagement Agreement (Item 8.01 under current report on Form 8-K)

On September 28, 2011, we entered into an engagement agreement with Midsouth Capital Inc. (“Midsouth”) that retains Midsouth to provide investment banking services in connection with a possible future best efforts private placement offering by us to raise additional capital. A copy of the engagement agreement is attached to this Report as Exhibit 10.17 and incorporated herein by reference. As part of the compensation to be paid to Midsouth, we issued 10,000 restricted shares of the Company’s common stock to Midsouth on October 3, 2011. This issuance of the shares of restricted common stock was exempt from registration in the United States pursuant to Section 4(2) under the Securities Act of 1933, as amended. This is neither an offer to sell nor the solicitation of an offer to buy the Company’s securities.

Purchase of Oil and Gas Assets

As previously disclosed in our report on Form 8-K filed with the SEC on September 23, 2011, we signed a letter of intent on September 21, 2011 to purchase producing oil assets in southeastern Kansas from Double 7 Oil and Gas LLC. We have not entered into a definitive agreement with Double 7 Oil and Gas LLC and we are still engaged in due diligence. We cannot predict whether or not we will enter into a definitive agreement, or the timing for any possible transaction if it were to occur. We do not intend to provide any further updates to this possible transaction until such time that we either enter into a definitive agreement or terminate the letter of intent.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

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

Date: November 14, 2011	LEGEND OIL AND GAS, LTD.

	By:	/s/ Marshall Diamond-Goldberg
Marshall Diamond-Goldberg
President (Principal Executive Officer)

Date: November 14, 2011	LEGEND OIL AND GAS, LTD.

	By:	/s/ James Vandeberg
James Vandeberg
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Amended and Restated Articles of Incorporation dated January 29, 2007	Incorporated by reference herein from the Company’s report on Form 8-K dated January 29, 2007, and filed with the SEC on January 30, 2007.

3.2	First Articles of Amendment to the Amended and Restated Articles of Incorporation dated October 4, 2010	Incorporated by reference herein from the Company’s definitive Information Statement filed with the SEC on October 19, 2010.

3.3	Articles of Amendment to the Articles of Incorporation dated August 12, 2011	Incorporated by reference herein from Legend’s amended current report on Form 8-K dated August 11, 2011, and filed with the SEC on September 16, 2011.

3.4	Bylaws dated November 29, 2000	Incorporated by reference herein from the Company’s registration statement on Form 10-SB, and filed with the SEC on April 25, 2002.

4.1	Specimen Legend Oil and Gas, Ltd. Common Stock Certificate	Incorporated by reference herein from the Company’s report on Form 10-K dated December 31, 2010, and filed with the SEC on March 31, 2011.

4.2	Form of Warrant issued to Iconic Investment Co.	Incorporated by reference herein from the Company’s report on Form 10-Q for the period ended March 31, 2011, and filed with the SEC on May 13, 2011.

4.3	Form of Warrant issued in connection with August, 2011 units financing	Incorporated by reference herein from the Company’s report on Form 10-Q for the period ended June 30, 2011, and filed with the SEC on August 12, 2011.

4.4	Specimen Legend Oil and Gas, Ltd. Convertible Preferred Stock Certificate	Filed herewith.

10.1	Consulting Agreement by and between Marlin Consulting Corp. and Legend dated September 1, 2010	Incorporated by reference herein from the Company’s report on Form 10-K dated December 31, 2010, and filed with the SEC on March 31, 2011.

10.2	Agreement for Purchase and Sale by and between Piqua Petro, Inc. and the Company dated October 20, 2010 (Piqua Project)	Incorporated by reference herein from the Company’s report on Form 8-K dated October 29, 2010, and filed with the SEC on November 4, 2010.

10.3	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated February 25, 2011 (Bakken Project)	Incorporated by reference herein from the Company’s report on Form 10-K dated December 31, 2010, and filed with the SEC on March 31, 2011.

10.4	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 23, 2011 (Bakken Project)	Incorporated by reference herein from the Company’s report on Form 10-K dated December 31, 2010, and filed with the SEC on March 31, 2011.

10.5	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 30, 2011 (Bakken Project)	Incorporated by reference herein from the Company’s report on Form 10-K dated December 31, 2010, and filed with the SEC on March 31, 2011.

10.6	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated January 21, 2011	Incorporated by reference herein from the Company’s report on Form 10-Q for the period ended March 31, 2011, and filed with the SEC on May 13, 2011.

10.7	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated April 28, 2011	Incorporated by reference herein from the Company’s report on Form 10-Q for the period ended March 31, 2011, and filed with the SEC on May 13, 2011.

10.8	Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan	Incorporated by reference herein from the Company’s report on Form 8-K dated May 3, 2011, and filed with the SEC on May 9, 2011.

10.9	Form of Subscription Agreement in connection with August, 2011 units financing	Incorporated by reference herein from the Company’s report on Form 10-Q for the period ended June 30, 2011, and filed with the SEC on August 12, 2011.

10.10	Asset Purchase Agreement by and among International Sovereign Energy Corp., Legend Oil and Gas, Ltd., and Legend Energy Canada Ltd. dated September 13, 2011	Incorporated by reference herein from Legend’s current report on Form 8-K dated September 12, 2011, and filed with the SEC on September 16, 2011.

10.11	Credit Facility Offering Letter by and between National Bank of Canada and Legend Energy Canada Ltd. dated August 15, 2011	Incorporated by reference herein from Legend’s amended current report on Form 8-K dated August 11, 2011, and filed with the SEC on September 16, 2011.

10.12	Acknowledgment of Debt Revolving Demand Credit Agreement by and between National Bank of Canada and Legend Energy Canada Ltd. dated August 15, 2011	Incorporated by reference herein from Legend’s amended current report on Form 8-K dated August 11, 2011, and filed with the SEC on September 16, 2011.

10.13	Fixed and Floating Charge Demand Debenture by and between National Bank of Canada and Legend Energy Canada Ltd. dated October 19, 2011	Filed herewith.

10.14	Pledge by Legend Energy Canada Ltd. dated October 19, 2011	Filed herewith.

10.15	Assignment of Book Debts by Legend Energy Canada Ltd. dated October 19, 2011	Filed herewith.

10.16	Negative Pledge and Undertaking by and between National Bank of Canada and Legend Energy Canada Ltd. dated October 19, 2011	Filed herewith.

10.17	Engagement Agreement by and between Legend Oil and Gas, Ltd. and Midsouth Capital Inc. dated September 28, 2011	Filed herewith.

10.18	Form of Stock Option Agreement used in connection with option grants to the executive officers of Legend Oil and Gas, Ltd.	Filed herewith.

23.1	Consent of KLH Consulting	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350	Filed herewith.

99.1	Piqua, Kansas, USA Properties Reserve Report as of December 31, 2011, dated May 19, 2011	Filed herewith.

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.