Form 10-Q/A
period 2011-09-30
Legend Oil & Gas, Ltd.
filed 2012-02-23
CIK 1140414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-Q/A

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

LEGEND OIL AND GAS, LTD.

INDEX

to Quarterly Report on Form 10-Q

for the Period Ended September 30, 2011

i

EXPLANATORY NOTE:

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2011 (originally filed on November 14, 2011, the “Original Report”).

During February 2012, we determined to reclassify our previous treatment of the convertible preferred stock and warrants of $4,600,000, issued August 10, 2011, as redeemable preferred stock as defined in ASC 480-10-S99. We recorded the convertible preferred stock in the Original Report as permanent equity. The terms of the convertible preferred stock provide the holders of such preferred shares with a “put” right to require us to repurchase such shares for a price of $2.00 per share in the event that our common stock is not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ or any other market more senior than the OTC Bulletin Board on or before March 31, 2012. Because the event that may trigger redemption of the convertible preferred stock (the listing or quotation on a market more senior than the OTCBB), is not solely within our control, the amount allocated to the convertible redeemable preferred stock should be presented as temporary or mezzanine equity in our financial statements rather than as permanent equity.

The amended financial statements have reclassified the preferred stock to mezzanine equity. In accordance with ASC 480-10-S99, the fair value of the contingently redeemable convertible preferred stock has been shown as mezzanine equity and the allocated fair value of the warrants and beneficial conversion feature of the preferred stock are included in permanent equity. The net effect of this reclassification is to reduce our additional paid in capital and our total stockholders’ equity. This change had no impact on retained earnings, net loss, net loss per share or cash flow.

This Form 10-Q/A includes all of the information contained in the Original Report, and we have made no attempt in this Form 10-Q/A to modify or update the disclosures presented in the Original Report, except as identified above. The disclosures in this Form 10-Q/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings. The filing of this Form 10-Q/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LEGEND OIL AND GAS LTD.

CONSOLIDATED BALANCE SHEETS

	(Restated)
	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$4,264,387	$100,894
Accounts receivable	20,965	11,377
Other assets	54,635	19,551

Total current assets	4,339,987	131,822

Oil and gas properties - full cost method of accounting
Proven properties - net	683,906	628,600
Unproven properties	138,785	—

Total oil and gas properties	822,691	628,600
Deposits	3,740	3,740

Total assets	$5,166,418	$764,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$84,681	$14,561
Accounts payable - related party	20,645	370

Total current liabilities	105,326	14,931

Commitments and contingencies	—	—

Contingently redeemable convertible preferred stock (100,000,000 shares authorized; $0.001 par value; 2,300,000 and zero shares issued and outstanding, respectively; redemption $2.00 per share)	496,467	—

Stockholders’ equity
Common stock, $0.001 par value, 400,000,000 shares authorized, 47,030,000 and 62,360,000 issued and outstanding, respectively	47,030	62,360
Additional paid-in capital	5,519,335	980,472
Accumulated deficit	(1,001,740)	(293,601)

Total stockholders’ equity	4,564,625	749,231

Total liabilities and stockholders’ equity	$5,166,418	$764,162

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

(The accompanying notes are an integral part of the consolidated financial statements)

LEGEND OIL AND GAS LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Restated)				Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	paid-in capital	(deficit)	Equity
Balance, December 31, 2010	62,360,000	$62,360	$980,472	$(293,601)	$749,231
Issuance of common stock and warrants February 2011	300,000	300	149,700	—	150,000
Cancellation of stock by shareholders April 2011	(15,890,000)	(15,890)	15,890	—	—
Issuance of common stock and warrants April 2011	250,000	250	249,750	—	250,000
Intrinsic value of beneficial conversion feature on issuance of contingently redeemable convertible preferred stock August 2011	—	—	2,270,266	—	2,270,266
Issuance of warrants August 2011	—	—	1,833,267	—	1,833,267
Common stock issued for services September 2011	10,000	10	19,990	—	20,000
Net loss, period ended September 30, 2011	—	—	—	(708,139)	(708,139)

Balance, September 30, 2011	47,030,000	$47,030	$5,519,335	$(1,001,740)	$4,564,625

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

Restatement of Financial Statements

During February 2012, we determined to reclassify our previous treatment of the convertible preferred stock and warrants of $4,600,000, issued August 10, 2011, as redeemable preferred stock as defined in ASC 480-10-S99. We originally recorded the convertible preferred stock as permanent equity. The terms of the convertible preferred stock provide the holders of such preferred shares with a “put” right to require us to repurchase such shares for a price of $2.00 per share in the event that our common stock is not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ or any other market more senior than the OTC Bulletin Board on or before March 31, 2012. Because the event that may trigger redemption of the convertible preferred stock (the listing or quotation on a market more senior than the OTCBB), is not solely within our control, the amount allocated to the convertible redeemable preferred stock should be presented as temporary or mezzanine equity in our financial statements rather than as permanent equity.

The amended financial statements have reclassified the preferred stock to mezzanine equity. In accordance with ASC 480-10-S99, the fair value of the contingently redeemable convertible preferred stock has been shown as mezzanine equity and the allocated fair value of the warrants and beneficial conversion feature of the preferred stock are included in permanent equity. The net effect of this reclassification is to reduce our additional paid in capital and our total stockholders’ equity. This change had no impact on retained earnings, net loss, net loss per share or cash flow. A summary of the changes to our financial statements follows:

Changes in the Consolidated Balance Sheet

	September 30, 2011
	As Previously Reported	Adjustment	As Resteted
Contingently redeemable convertible preferred stock	$—	$496,467	$496,467
Preferred stock	2,300	(2,300)	—
Additional paid-in capital	6,013,502	(494,167)	5,519,335
Total stockholders’ equity	5,061,092	(496,467)	4,564,625

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

LEGEND OIL AND GAS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In preparing these consolidated financial statements, management has evaluated information about subsequent events that became available to us through the date the consolidated financial statements were issued. This information relates to events, transactions or changes in circumstances that would require us to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances. See “Note 9 - Subsequent Events” for further discussion.

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

LEGEND OIL AND GAS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Earnings (Loss) Per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding. See “Note 8 - Earnings (Loss) Per Share” for further discussion and see “Note 6 – Stockholders’ Equity” for a discussion of our outstanding warrants.

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

NOTE 5 - CONTINGENTLY REDEEMABLE CONVERTIBLE PREFERRED STOCK

On August 10, 2011, we completed a private placement and sale of 2,300,000 units at $2.00 per unit, for a total of $4,600,000 in gross proceeds. Each unit consists of one share of restricted contingently redeemable convertible preferred stock (“convertible preferred stock”) and a warrant to purchase one share of restricted common stock. The convertible preferred stock is convertible into one share of restricted common stock, subject to customary adjustment for stock splits or similar events. The warrants are exercisable at $2.00 per share over a period of three years from the date of issuance. The private placement was conducted under the exemption from registration provided pursuant to Regulation S under the U.S. Securities Act of 1933, as amended (rules governing offers and sales of securities made outside of the United States without registration). We are using the net proceeds to purchase oil and gas assets and for general working capital.

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

Allocation of Proceeds

In accordance with the guidance provided in ASC 470-20-30, we first allocated the proceeds from the private placement between the convertible preferred stock and the warrants issued proportionately based on their estimated fair values as of the closing date of the private placement. The relative fair value of the convertible preferred stock and the warrants was estimated to be $2,766,733 and $1,833,267, respectively, as determined based on the relative fair value allocation of the proceeds. Then the guidance provided in ASC 470-20-30-5 has been applied to the amount allocated to the convertible preferred stock, and the effective conversion price has been used, to measure the intrinsic value of the embedded conversion option.

The intrinsic value of the embedded conversion feature has been calculated by comparing the effective conversion price determined based on the proceeds from the private placement allocated to the convertible preferred stock, and the fair value of our common stock at the commitment date. The intrinsic value of the beneficial conversion feature of $2,270,266 was recognized as additional paid-in capital and reduced the carrying value of the convertible preferred stock at August 10, 2011.

The following table sets out the allocation of the proceeds from the private placement:

Convertible Preferred Stock	$496,467
Intrinsic Value of Beneficial Conversion Feature	2,270,266
Warrants	1,833,267

$4,600,000

Accounting for Contingently Redeemable Convertible Preferred Stock

Because the event that may trigger redemption of the convertible preferred stock (the listing or quotation on a market more senior than the OTCBB), is not solely within our control, the amount allocated to the convertible preferred stock has been classified as mezzanine equity (out of permanent equity).

As of September 30, 2011, we did not adjust the carrying value of the convertible preferred stock to its redemption value or recognized any accretion charges as we did not consider it probable that the convertible preferred stock would become redeemable.

NOTE 6 - STOCKHOLDERS’ EQUITY

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

NOTE 7 - RELATED PARTY TRANSACTIONS

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

NOTE 8 - EARNINGS (LOSS) PER SHARE

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

NOTE 9 - SUBSEQUENT EVENTS

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

On May 18, 2010, a change of control transaction took place that transferred a controlling interest in the Company to Mr. James Vandeberg. This transfer of ownership was accomplished by a private transaction, in the form of a stock purchase agreement, between Desert Bloom Investments, Inc. and Mr. James Vandeberg, whereby Mr. Vandeberg acquired a total of 5,849,000 shares of common stock from Desert Bloom Investments, of which he voluntarily surrendered and cancelled 4,250,000 shares. The 151,000 remaining shares of common stock originally owned by Desert Bloom Investments were transferred to another party and the 100,000 shares of preferred stock held by Desert Bloom Investments were also surrendered to us and cancelled. In addition, Mr. Vandeberg was appointed as our sole executive officer and sole director.

In order to attract investment capital to fund our new business plan, on October 1, 2010, Mr. Vandeberg transferred, in lieu of us issuing additional shares, 605,600 shares of restricted common stock of the Company held by him to Marlin Consulting Corp., in accordance with the Consulting Services Agreement we entered into with Marlin Consulting Corp., an entity wholly-owned by Mr. Marshall Diamond-Goldberg. Mr. Marshall Diamond-Goldberg serves as our President pursuant to this Consulting Services Agreement. The 605,600 shares transferred to Marlin Consulting Corp. represented an approximately 20% ownership interest in the Company. Mr. Vandeberg also gifted a total of 397,800 shares of restricted common stock of the Company to three other persons. These transactions resulted in Mr. Vandeberg owning 595,600 shares of restricted common stock, an approximately 20% interest in the Company.

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

In April 2011, in order to attract additional investment capital, Mr. Vandeberg, Mr. Diamond-Goldberg and Mr. Gruden, a significant shareholder of the Company, surrendered a total of 15,890,000 shares of restricted common stock owned by them to us, all of which shares were cancelled by us.

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

In order for us to implement our business plan, we have sought to obtain capital from external sources through the issuance of equity securities and borrowing funds. Disclosure of these capital-raising transactions can be found in Note 5 and Note 6 to the Notes to Consolidated Financial Statements contained in this Report, which disclosure is incorporated herein by reference. The issuance of equity securities causes dilution to our shareholders. If external financing sources are unavailable when needed or are inadequate to fund operations, we may be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans. At this time, however, we are not aware of any trends or potential events that are likely to materially adversely impact our short term liquidity.

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

Cash from Financing Activities

Total net cash provided by financing activities was $5 million in the nine months ended September 30, 2011, from three private placement offerings completed in February, April and August of 2011. This capital was raised from the sale of units containing an equity portion and warrants. In the first two units offerings, each unit consisted of one share of restricted common stock and a warrant to purchase one additional share of restricted common stock. In the August 2011, offering, each unit consisted of one share of restricted convertible preferred stock and a warrant to purchase one share of restricted common stock. For more details about these equity financings, see Note 5 and Note 6 to the Notes to Consolidated Financial Statements contained in this Report. Total net cash provided by financing activities in the nine months ended September 30, 2010 was in the form of a loan in the principal amount of $4,000 from our previous majority shareholder.

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

RELATED PARTY TRANSACTIONS

See Note 7 to the Notes to Consolidated Financial Statements contained in this Report, which disclosure is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereto duly authorized.

Date: February 22, 2012	LEGEND OIL AND GAS, LTD.

	By:	/s/ Marshall Diamond-Goldberg
Marshall Diamond-Goldberg
President (Principal Executive Officer)

Date: February 22, 2012	LEGEND OIL AND GAS, LTD.

	By:	/s/ James Vandeberg
James Vandeberg
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Amended and Restated Articles of Incorporation dated January 29, 2007	Incorporated by reference herein from the Company’s report on Form 8-K dated January 29, 2007, and filed with the SEC on January 30, 2007.

3.2	First Articles of Amendment to the Amended and Restated Articles of Incorporation dated October 4, 2010	Incorporated by reference herein from the Company’s definitive Information Statement filed with the SEC on October 19, 2010.

3.3	Articles of Amendment to the Articles of Incorporation dated August 12, 2011	Incorporated by reference herein from Legend’s amended current report on Form 8-K dated August 11, 2011, and filed with the SEC on September 16, 2011.

3.4	Bylaws dated November 29, 2000	Incorporated by reference herein from the Company’s registration statement on Form 10-SB, and filed with the SEC on April 25, 2002.

4.1	Specimen Legend Oil and Gas, Ltd. Common Stock Certificate	Incorporated by reference herein from the Company’s report on Form 10-K dated December 31, 2010, and filed with the SEC on March 31, 2011.

4.2	Form of Warrant issued to Iconic Investment Co.	Incorporated by reference herein from the Company’s report on Form 10-Q for the period ended March 31, 2011, and filed with the SEC on May 13, 2011.

4.3	Form of Warrant issued in connection with August, 2011 units financing	Incorporated by reference herein from the Company’s report on Form 10-Q for the period ended June 30, 2011, and filed with the SEC on August 12, 2011.

4.4	Specimen Legend Oil and Gas, Ltd. Convertible Preferred Stock Certificate	Incorporated by reference herein from the Company’s report on Form 10-Q dated September 30, 2011, and filed with the SEC on November 14, 2011.

10.1	Consulting Agreement by and between Marlin Consulting Corp. and Legend dated September 1, 2010	Incorporated by reference herein from the Company’s report on Form 10-K dated December 31, 2010, and filed with the SEC on March 31, 2011.

10.2	Agreement for Purchase and Sale by and between Piqua Petro, Inc. and the Company dated October 20, 2010 (Piqua Project)	Incorporated by reference herein from the Company’s report on Form 8-K dated October 29, 2010, and filed with the SEC on November 4, 2010.

10.3	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated February 25, 2011 (Bakken Project)	Incorporated by reference herein from the Company’s report on Form 10-K dated December 31, 2010, and filed with the SEC on March 31, 2011.

10.4	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 23, 2011 (Bakken Project)	Incorporated by reference herein from the Company’s report on Form 10-K dated December 31, 2010, and filed with the SEC on March 31, 2011.

10.5	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 30, 2011 (Bakken Project)	Incorporated by reference herein from the Company’s report on Form 10-K dated December 31, 2010, and filed with the SEC on March 31, 2011.

10.6	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated January 21, 2011	Incorporated by reference herein from the Company’s report on Form 10-Q for the period ended March 31, 2011, and filed with the SEC on May 13, 2011.

10.7	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated April 28, 2011	Incorporated by reference herein from the Company’s report on Form 10-Q for the period ended March 31, 2011, and filed with the SEC on May 13, 2011.

10.8	Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan	Incorporated by reference herein from the Company’s report on Form 8-K dated May 3, 2011, and filed with the SEC on May 9, 2011.

10.9	Form of Subscription Agreement in connection with August, 2011 units financing	Incorporated by reference herein from the Company’s report on Form 10-Q for the period ended June 30, 2011, and filed with the SEC on August 12, 2011.

10.10	Asset Purchase Agreement by and among International Sovereign Energy Corp., Legend Oil and Gas, Ltd., and Legend Energy Canada Ltd. dated September 13, 2011	Incorporated by reference herein from Legend’s current report on Form 8-K dated September 12, 2011, and filed with the SEC on September 16, 2011.

10.11	Credit Facility Offering Letter by and between National Bank of Canada and Legend Energy Canada Ltd. dated August 15, 2011	Incorporated by reference herein from Legend’s amended current report on Form 8-K dated August 11, 2011, and filed with the SEC on September 16, 2011.

10.12	Acknowledgment of Debt Revolving Demand Credit Agreement by and between National Bank of Canada and Legend Energy Canada Ltd. dated August 15, 2011	Incorporated by reference herein from Legend’s amended current report on Form 8-K dated August 11, 2011, and filed with the SEC on September 16, 2011.

10.13	Fixed and Floating Charge Demand Debenture by and between National Bank of Canada and Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from the Company’s report on Form 10-Q dated September 30, 2011, and filed with the SEC on November 14, 2011.

10.14	Pledge by Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from the Company’s report on Form 10-Q dated September 30, 2011, and filed with the SEC on November 14, 2011.

10.15	Assignment of Book Debts by Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from the Company’s report on Form 10-Q dated September 30, 2011, and filed with the SEC on November 14, 2011.

10.16	Negative Pledge and Undertaking by and between National Bank of Canada and Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from the Company’s report on Form 10-Q dated September 30, 2011, and filed with the SEC on November 14, 2011.

10.17	Engagement Agreement by and between Legend Oil and Gas, Ltd. and Midsouth Capital Inc. dated September 28, 2011	Incorporated by reference herein from the Company’s report on Form 10-Q dated September 30, 2011, and filed with the SEC on November 14, 2011.

10.18	Form of Stock Option Agreement used in connection with option grants to the executive officers of Legend Oil and Gas, Ltd.	Incorporated by reference herein from the Company’s report on Form 10-Q dated September 30, 2011, and filed with the SEC on November 14, 2011.

23.1	Consent of KLH Consulting	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350	Filed herewith.

99.1	Piqua, Kansas, USA Properties Reserve Report as of December 31, 2011, dated May 19, 2011	Incorporated by reference herein from Legend’s amended current report on Form 8-K dated October 20, 2011, filed with the SEC on January 11, 2012.

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*