Form 10-K
period 2011-12-31
Legend Oil & Gas, Ltd.
filed 2012-03-30
CIK 1140414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-49752

LEGEND OIL AND GAS, LTD.

(Exact name of registrant as specified in its charter)

Colorado	84-1570556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1420 Fifth Avenue, Suite 2200

Seattle, WA 98101

(Address of principal executive offices)

(206) 274-5165

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☐

As of the last business day of the second fiscal quarter, June 30, 2011, the aggregate market value of such common stock held by non-affiliates was approximately $72,466,500 using the closing price on that day of $2.07.

As of March 26, 2012, there were 50,642,516 shares of the Company’s common stock issued and outstanding.

Documents Incorporated By Reference:

None.

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, as used herein, the terms “Legend,” “Company,” “we,” “our” and like references mean and include both Legend Oil and Gas, Ltd., a Colorado corporation, and our wholly owned subsidiary, Legend Energy Canada Ltd., an Alberta, Canada corporation, and the term “Legend Canada” refers to our wholly owned subsidiary, Legend Energy Canada Ltd. All references to “Sovereign” are to International Sovereign Energy Corp., an Alberta, Canada corporation.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) and the documents incorporated herein by reference contain forward-looking statements. Specifically, all statements other than statements of historical facts included in this Report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “plan,” “assume,” “anticipate,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements.

These statements reflect our current view with respect to future events and are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from those expressed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We have no duty to update or revise any forward-looking statements after the date of this Report and any documents incorporated herein by reference or to conform them to actual results, new information, future events or otherwise.

Various risk factors, including the risks outlined under the section herein entitled “ITEM 1A – RISK FACTORS” and the matters described in this Report generally, are important factors of which we are currently aware that could cause actual results, performance or achievements to differ materially from those expressed in any of the forward looking statements. We operate in a continually changing business environment and new risk factors emerge from time to time. Other unknown or unpredictable factors could have material adverse effects on our future results, performance or achievements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission, including our periodic reports on Forms 10-Q and 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

CURRENCY

Unless otherwise indicated, references herein to “$” or “dollars” are to United Sates dollars. All references in this Report to “CA$” are to Canadian dollars. All of our financial information has been presented in United States dollars in accordance with U.S. generally accepted accounting principles.

OIL AND GAS VOLUMES

Unless otherwise indicated in this Report, natural gas volumes are stated at the legal pressure base of the state or geographic area in which the reserves are located at 60 degrees Fahrenheit. Crude oil and natural gas equivalents are determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.

GLOSSARY OF INDUSTRY TERMS

Terms used to describe quantities of crude oil and natural gas:

“Bbl” – barrel or barrels.

“BOE” – barrels of crude oil equivalent.

“Boepd” – barrels of crude oil equivalent per day.

“MBbl” – thousand barrels.

“MBoe” – thousand barrels of crude oil equivalent.

“Mcf” – thousand cubic feet of gas.

“MMcf” – million cubic feet of gas.

Terms used to describe our interests in wells and acreage:

“developed acreage” means acreage consisting of leased acres spaced or assignable to productive wells. Acreage included in spacing units of infill wells is classified as developed acreage at the time production commences from the initial well in the spacing unit. As such, the addition of an infill well does not have any impact on a company’s amount of developed acreage.

“development well” is a well drilled within the proved area of a crude oil or natural gas reservoir to the depth of stratigraphic horizon (rock layer or formation) known to be productive for the purpose of extracting proved crude oil or natural gas reserves.

“dry hole” is an exploratory or development well found to be incapable of producing either crude oil or natural gas in sufficient quantities to justify completion as a crude oil or natural gas well.

“exploratory well” is a well drilled to find and produce crude oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be producing crude oil or natural gas in another reservoir, or to extend a known reservoir.

“gross acres” refer to the number of acres in which we own a gross working interest.

“gross well” is a well in which we own a working interest.

“Infill well” is a subsequent well drilled in an established spacing unit to the addition of an already established productive well in the spacing unit. Acreage on which infill wells are drilled is considered developed commencing with the initial productive well established in the spacing unit. As such, the addition of an infill well does not have any impact on a company’s amount of developed acreage.

“net acres” represent our percentage ownership of gross acreage. Net acres are deemed to exist when the sum of fractional ownership working interests in gross acres equals one (e.g., a 10% working interest in a lease covering 640 gross acres is equivalent to 64 net acres).

“net well” is deemed to exist when the sum of fractional ownership working interests in gross wells equals one.

“productive well” is an exploratory or a development well that is not a dry hole.

“undeveloped acreage” means those leased acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of crude oil and natural gas, regardless of whether or not such acreage contains proved reserves. Undeveloped acreage includes net acres under the bit until a productive well is established in the spacing unit.

“working interest” – refers to the gross operating interest including royalties, in a particular lease or well.

Terms used to assign a present value to or to classify our reserves:

“proved reserves” or “reserves” – Proved crude oil and natural gas reserves are those quantities of crude oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

“proved developed reserves (PDP’s)” – Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional crude oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included in “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

“proved developed non-producing reserves (PDNP’s)” – Proved crude oil and natural gas reserves that are developed behind pipe, shut-in or that can be recovered through improved recovery only after the necessary equipment has been installed, or when the costs to do so are relatively minor. Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not started producing, (2) wells that were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe reserves are expected to be recovered from zones in existing wells that will require additional completion work or future recompletion prior to the start of production.

“proved undeveloped reserves (PUDs)” – Proved crude oil and natural gas reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for development. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proven effective by actual tests in the area and in the same reservoir.

“probable reserves” – are those additional reserves which analysis of geoscience and engineering data indicate are less likely to be recovered than proved reserves but which together with proved reserves, are as likely as not to be recovered.

“possible reserves” – are those additional reserves which analysis of geoscience and engineering data suggest are less likely to be recoverable than probable reserves.

“Standardized Measure” – means estimated future net revenue, discounted at a rate of 10% per annum, after income taxes and with no price or cost escalation, calculated in accordance with Accounting Standards Codification 932, formerly Statement of Financial Accounting Standards No. 69 “Disclosures About Oil and Gas Producing Activities.”

LEGEND OIL AND GAS, LTD.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2011

PART I

ITEM 1.	BUSINESS

Overview

We are an oil and gas exploration, development and production company. Our oil and gas property interests are located in Western Canada (in Berwyn, Medicine River, Boundary Lake, Red Earth, Swan Hills and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia) and in the United States (in the Piqua region of the State of Kansas and in the Bakken and Three Forks formations in Divide County, North Dakota). Our business focus is to acquire producing and non-producing oil and gas right interests and develop oil and gas properties that we own or in which we have a leasehold interest. We also anticipate pursuing the acquisition of leaseholds and sites within other geographic areas that meet our general investment guidelines and targets. The majority of our operational duties are outsourced to consultants and independent contractors, including for drilling, maintaining and operating our wells, and we maintain a limited in-house employee base.

We are a publicly traded company and our shares of common stock (“Common Shares”) are quoted for trading on the Over-the-Counter Bulletin Board (“OTCBB”), a regulated electronic trading service offered by the National Association of Securities Dealers (United States). We were incorporated under the laws of the State of Colorado on November 27, 2000 under the name “SIN Holdings, Inc.” On November 29, 2010, we changed our name to Legend Oil and Gas, Ltd. Our only subsidiary is Legend Energy Canada, Ltd. (“Legend Canada”), which was formed in Alberta, Canada on July 28, 2011. Legend Canada was formed to acquire, own and manage certain oil and gas properties and assets located in Canada held by International Sovereign Energy Corp. (the “Sovereign Assets”). Legend Canada completed the acquisition of the Sovereign Assets on October 20, 2011. Neither we nor Legend Canada are reporting issuers in any province of Canada.

Our principal offices are located at 1420 5th Avenue, Suite 2200, Seattle, Washington, 98101, USA, and our registered office is located at 36 South 18th Avenue, Suite D, Brighton, Colorado 80601, USA. The registered office of Legend Canada is located at 230 840 - 6th Avenue SW, Calgary, Alberta T2P 3E5, Canada.

Recent Developments

Reduction in Credit Facility with National Bank of Canada

In October 2011, we established a revolving demand loan with National Bank of Canada (the “Bank”), through our wholly-owned subsidiary, Legend Canada. The credit facility had a maximum borrowing base of CA$6.0 million. (See Note 8 in the Notes to Consolidated Financial Statements included in this Report.) On March 25, 2012, we received notification from the Bank of its decision to reduce and restructure our credit facility, following their interim review in the first quarter of 2012. The Bank advised us that it decided to reduce the maximum borrowing base under the credit facility due to decreases in the market prices of natural gas and the resulting decrease in the value of our reserves securing the credit facility. On March 27, 2012, we entered into an Amending Offering Letter with the Bank to amend the credit facility on the following terms: (a) the revolving demand loan has been reduced from CA$6.0 million to CA$4.0 million; (b) the Bank is providing a new CA$1.5 million bridge demand loan, which will be due and payable in full no later than May 31, 2012; and (c) the Company is required to provide an unlimited guarantee of the credit facility for Legend Canada. Outstanding principal under the bridge demand loan bears interest at the Bank’s prime rate of interest plus 2.0% (the bank’s current prime rate is 3.0%). In connection with the Amending Offering Letter, on March 27, 2012, Legend Canada entered into a CA$1.5 million variable rate demand note to the Bank, and we paid CA$15,000 to the Bank as a non-refundable bridge fee. As of the date of this Report, we have an outstanding balance under the current credit facility in the amount of approximately CA$5,270,000 ($5,224,000 USD). Borrowings under the revolving credit facility and under the bridge credit facility are payable upon demand at any time. The next scheduled review date for the Bank is May 31, 2012. There is no assurance that any portion of this credit facility will be available to Legend Canada in the future, and the Bank may demand repayment of all amounts owed by Legend Canada to it at any time.

The Amending Offering Letter requires that we complete an equity financing of at least CA$1.5 million on or before May 31, 2012, the proceeds of which are required to be used to pay off the bridge loan. We have been in discussions with several investment banking firms about potential equity financing. As of the date of this Report, we have a non-binding proposal for potential financing; however, we have not entered into a definitive agreement for any such financing and we do not have any commitments from any of the investment banking firms. If we are unable to raise the equity financing to pay off the CA$1.5 million bridge loan by May 31, 2012 or at any other time upon demand by the Bank, we will be in default of our obligations to the Bank. The Bank has a first priority security interest in all of our assets and can exercise its rights and remedies against us as a secured creditor. Any such default by us or action by the Bank will have a material adverse effect on our business and financial condition. If we are unable to secure financing to pay off our bridge loan when due, whether from equity, debt or alternative funding sources, this would have a material adverse effect on our ability to continue as a going concern, and we may need to sell some or all of our properties, sell or merge our business, or file a petition in bankruptcy. See “RISK FACTORS” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity And Capital Resources.”

Put Rights held by Sovereign and Preferred Holders

As previously disclosed, Sovereign and the holders of our convertible preferred stock have “put” rights to require us to repurchase their shares at a price of $2.00 per share in the event that our Common Shares are not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ or any other market more senior than the OTC Bulletin Board on or before March 31, 2012. As of the date of this Report, we have not obtained a senior listing for our Common Shares and these put rights will become exercisable on April 1, 2012. We are currently in discussions with Sovereign and the holders of our convertible preferred stock whether they would be willing to extend the March 31 deadline or to waive their put rights. As of the date of this Report, we have received signed waivers from the holders of our convertible preferred stock of their put rights in consideration for our issuance to them of additional Common Shares; however, these waivers are contingent on Sovereign also agreeing to waive its rights. Sovereign has verbally indicated that it is willing to agree to a standstill agreement to not exercise the put rights while we continue in discussions. We cannot predict whether Sovereign will agree to waive their put rights, and they may not agree. We currently do not have sufficient cash assets available to repurchase the shares in the event that the put rights are exercised, in which case we will be in default of our obligations under our purchase agreement with Sovereign and the terms of the convertible preferred stock in our Articles of Incorporation. The exercise of any of these put rights would have a material adverse effect on our business and financial condition. . See “RISK FACTORS” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources.”

Background

From our inception until June 2010, we pursued our original business plan of developing a web portal listing senior resources across the United States through our then wholly-owned subsidiary, Senior-Inet, Inc. On May 18, 2010, Desert Bloom Investments, Inc., a company wholly-owned by Mr. Steve Sinohui, divested its majority interest in us, which consisted of 6,000,000 Common Shares, representing 82.4% of our issued and outstanding Common Shares, and 100,000 shares of our preferred stock, $0.001 par value per share (“Preferred Shares”), representing 100% of our issued and outstanding Preferred Shares. This transfer of ownership was accomplished by a private transaction between Desert Bloom Investments, Inc. and Mr. James Vandeberg, whereby Mr. Vandeberg acquired a total of 5,849,000 Common Shares from Desert Bloom Investments, of which he voluntarily surrendered and cancelled 4,250,000 Common Shares. The 151,000 remaining Common Shares originally owned by Desert Bloom Investments were granted to another party. The 100,000 Preferred Shares relinquished by Desert Bloom Investments were also surrendered and cancelled. Prior to this change of control, our Board of Directors and our majority shareholder, Desert Bloom Investments, Inc., approved the transaction by written consent. An information statement was sent to all of our shareholders of record informing them of the change of control.

Prior to the change of control, Mr. Sinohui served as our sole executive officer and director. Immediately after the change of control, Mr. Vandeberg became our sole executive officer and director. In September 2010, Mr. Marshall Diamond-Goldberg was appointed as our President and was also appointed to our Board to serve as a director. Mr. Vandeberg became our Vice President and remained our Chief Financial Officer, Secretary and a director. With the change of control, our Board of Directors decided to explore new business opportunities that it believed would be more beneficial to our shareholders than the Senior-Inet web portal business plan. Accordingly, we dissolved Senior-Inet, Inc., our former subsidiary, on July 29, 2010.

On September 1, 2010, we entered into a Consulting Services Agreement with Marlin Consulting Corp., a company wholly-owned by Marshall Diamond-Goldberg. Pursuant to this Consulting Agreement, Mr. Diamond-Goldberg serves as our President. Under the Consulting Agreement, we were obligated to issue 20% of our outstanding Common Shares to Marlin Consulting. On October 1, 2010, in lieu of us issuing equity and causing dilution to our shareholders, and in order to attract investment capital to fund our new business plan, Mr. Vandeberg transferred 605,600 Common Shares held by him to Marlin Consulting Corp., representing 20% of the then-outstanding shares. Mr. Vandeberg also gifted a total of 397,800 Common Shares to two other persons. As a result of these transactions, Mr. Vandeberg’s ownership decreased to 595,600 Common Shares, an approximate 19.7% interest.

Also to accommodate additional investment capital to fund our new business plan, and in furtherance of our change in business, on October 4, 2010, the Board of Directors approved a 20:1 stock split for each Common Share outstanding on October 5, 2010, and an amendment to our Articles of Incorporation to change our name from “SIN Holdings, Inc.” to “Legend Oil and Gas, Ltd.” These actions were approved by written consent of shareholders owning a majority of our issued and outstanding Common Shares.

Effective November 29, 2010, our name was changed to Legend Oil and Gas, Ltd. and we completed the 20:1 stock split, which resulted in a total of 60,560,000 Common Shares issued and outstanding. Our post-split authorized Common Shares remained at 400,000,000 Common Shares with a par value of $0.001 per share. All per share information presented in this Report is reflective of the forward stock split (except for the foregoing paragraphs). Additionally our post-split authorized Preferred Shares remained at 100,000,000 shares, par value $0.001 per share. (For further information regarding the forward stock split, see Note 6 in the Notes to Consolidated Financial Statements contained in this Report.)

In April 2011, in order to attract additional investment capital, Mr. Vandeberg, Mr. Diamond-Goldberg and Mr. Wayne Gruden (a greater than five percent shareholder) voluntarily surrendered a total of 15,890,000 Common Shares (5,956,000, 6,056,000 and 3,878,000 Common Shares, respectively), owned by them to us, which shares were immediately cancelled. Following this surrender of Common Shares, Messrs. Vandeberg, Diamond-Goldberg and Gruden owned 5,956,000, 6,056,000 and 3,878,000 Common Shares, respectively.

Purchase of Canadian Assets in 2011

On October 20, 2011, our wholly-owned subsidiary, Legend Canada completed the acquisition of petroleum and natural gas leases, lands and facilities held by International Sovereign Energy Corp. located in Canada.

The assets acquired consisted of substantially all of Sovereign’s assets, including interests in producing oil and gas leasehold properties in Western Canada that have been maintained through the drilling of internally generated low to medium risk exploration and development sites. The principal natural gas leasehold properties are located in Medicine River and Berwyn in Alberta, and Clarke Lake in British Columbia. The assets also include an interest in various light oil properties located in Red Earth and Swan Hills in Alberta, and in Inga in British Columbia. Schedule 1 of the Asset Purchase Agreement contains a detailed description of the Sovereign Assets sold to Legend Canada. In summary, the Sovereign Assets consist of the Petroleum and Natural Gas Rights, the Tangibles and Miscellaneous Interests, excluding the Excluded Assets, as those terms are defined in the Asset Purchase Agreement.

The purchase of the Sovereign Assets was pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) that we entered into on September 13, 2011, with Legend Canada and Sovereign. The Asset Purchase Agreement set a base purchase price of CA$9,500,000 in cash and 3,750,000 Common Shares. The sale of the Sovereign Assets was approved by Sovereign’s shareholders and the Toronto Stock Exchange. The Asset Purchase Agreement has an effective date of July 1, 2011 for purposes of adjustments. A copy of the Asset Purchase Agreement is attached as Exhibit 10.1 to our current report on Form 8-K dated September 12, 2011, filed with the SEC on September 16, 2011, and is incorporated herein by reference.

The net purchase price for the Sovereign Assets paid at closing was CA$8,905,031 in cash and 3,552,516 Common Shares. At closing, the purchase price was adjusted, on a pro-rata basis, for each Boepd (barrel of crude oil equivalent per day) that Sovereign’s monthly average Boepd production during the month of August 2011 was below the threshold production level of 300 Boepd, as provided in further detail in Article 4 of the Asset Purchase Agreement. This resulted in a downward adjustment to the purchase price at closing, reducing the cash portion to CA$9,105,031 and reducing the number of Common Shares to 3,552,516 shares. Also at closing, Sovereign made a working capital adjustment payment in the amount of CA$200,000 to Legend Canada in accordance with the Asset Purchase Agreement, which reduced the net cash portion of the purchase price to CA$8,905,031.

On October 20, 2011, Legend Canada borrowed CA$5.2 million through its CA$6.0 million revolving credit facility with National Bank of Canada to pay a portion of the purchase price. The remainder of the cash portion of the purchase price in the amount of CA$3,754,390 was paid using our cash on hand.

An additional working capital adjustment in the amount of approximately CA$220,000 was made within 45 days after the closing date. This working capital adjustment payment was based on the schedule of revenues generated and expenses incurred by Sovereign from production operations during the period from July 1, 2011, through the closing date. See Note 3 in the Notes to Consolidated Financial Statements included in this Report.

Pursuant to the Asset Purchase Agreement, we filed a registration statement with the SEC for the resale of the Common Shares we issued to Sovereign on the closing date. The registration statement was declared effective by the SEC on March 15, 2012. We also agreed to use our reasonable best efforts to maintain the effectiveness of the registration statement until the earlier of (i) the date on which all of shares have been sold by Sovereign and (ii) November 23, 2012 (the date that is 12 months after the date that we filed our current report on Form 8-K with the SEC containing Form 10 information).

Under the Asset Purchase Agreement, we are required to issue additional Common Shares to Sovereign if the volume weighted average trading price (VWAP) of our Common Shares falls below threshold amounts during certain specified 10-day periods upon the registration statement being declared effective, as provided in further detail in Article 4 of the Asset Purchase Agreement, and as described below:

(i)	The first VWAP period is 10 days consisting of the five trading days prior to and the five trading days following the effectiveness of the registration statement. During this first VWAP period (March 8 through March 21, 2012), the volume weighted average trading price of our Common Shares was $0.8992. As a result, we are obligated under the Asset Purchase Agreement to issue an additional 4,348,851 Common Shares to Sovereign; provided, however, that the Asset Purchase Agreement provides that we cannot issue shares to Sovereign that would cause it to become a 10% shareholder, unless Sovereign expressly waives this limitation. As of the date of this Report, Sovereign has not waived the 10% limitation, and we are currently obligated to issue approximately 1,650,000 Common Shares. We have not yet issued any of these additional Common Shares to Sovereign.

(ii)	The second VWAP period is 10 days immediately following the end of the first VWAP period (March 22 through April 4, 2012). If the volume weighted average trading price of our Common Shares is less than the VWAP for the first period, we will be required to issue additional Common Shares to Sovereign.

(iii)	The third VWAP period is 10 days immediately following the end of the second VWAP period (April 5 through April 18, 2012). If the volume weighted average trading price of our Common Shares is less than the VWAP for either the first VWAP period or the second VWAP period, we will be required to issue additional Common Shares to Sovereign. We may be subject to two additional VWAP periods if the VWAP for our Common Shares is less than $1.00 per share during the 10 days following the expiration of the third VWAP period.

Under the Asset Purchase Agreement we granted anti-dilution protection to Sovereign, such that Sovereign would be entitled to receive additional Common Shares from us if we were to sell Common Shares for cash or in connection with an acquisition at a price less than $2.00 per share (excluding exercises of outstanding warrants), at any time prior to May 15, 2012. As of the date of this Report, we are not obligated to issue any additional Common Shares to Sovereign under this anti-dilution provision.

Under the Asset Purchase Agreement, we also granted to Sovereign a “put” option to require us to redeem the Common Shares if we fail to obtain listing for our Common Shares on the NYSE, Amex, NASDAQ, or any other stock market more senior than the OTCBB on or before March 31, 2012. The redemption price is $2.00 per share payable in cash. As of the date of this Report, we have not obtained a senior listing for our Common Shares and Sovereign’s put rights will become exercisable on April 1, 2012. We are currently in discussions with Sovereign whether it would be willing to extend the March 31 deadline or to waive their put rights in consideration for our issuance to them of additional Common Shares. Any such equity issuance will dilute our existing shareholders. We cannot predict whether Sovereign will agree to extend the deadline or waive their put rights, and they may not agree. We currently do not have sufficient cash assets available to pay the put rights in full in the event that they are exercised, in which case we will be in default of our obligations under our purchase asset agreement with Sovereign. The exercise of any of these put rights would have a material adverse effect on our business and financial condition.

In addition, under the Asset Purchase Agreement we granted a repurchase option to Sovereign, such that Sovereign would be entitled to purchase back a portion of the Sovereign Assets upon the occurrence of any of the following events: (i) if we become insolvent, discontinue our operations or cease to carry on business; (ii) if we breach any of our contractual obligations (including under the Asset Purchase Agreement or any agreement with any other person) and such breach has a material adverse effect on Sovereign; (iii) if any encumbrance or security interest on the Sovereign Assets becomes enforceable (other than the security interest of National Bank of Canada); (iv) if there is a material adverse change on our position, financial or otherwise; or (v) if Sovereign deems that its Common Shares are or may become substantially devalued. The repurchase option would be exercisable by Sovereign’s surrender of Common Shares (at a deemed value of $2.00 per share), and Sovereign would have the sole discretion to choose which of the Sovereign Assets to be repurchased. To secure Sovereign’s repurchase option, Legend Canada granted Sovereign a general security interest in all of its assets, subordinated and secondary to the first priority security interest of the Bank. The repurchase option expires on May 15, 2012 (two months after the date that the registration statement became effective).

The Asset Purchase Agreement with Sovereign concluded that we may have been at one time a “shell company” in the past. Accordingly, the Asset Purchase Agreement requires that we file “Form 10 information” with the SEC to accommodate the sale of restricted securities under Rule 144. We believe that we were never a shell company and that, even if we were deemed to have been a shell, we ceased to be a shell company in October 2010, when we acquired our first oil and gas producing properties, and that the filing of our Annual Report on Form 10-K for the year ended December 31, 2010 satisfied the Form 10 disclosure requirements. Nevertheless, we filed a Current Report on Form 8-K with the SEC on November 23, 2011 to include such “Form 10 information.”

Oil and Gas Properties

We have interests in oil and gas properties located in Western Canada (through our wholly-owned subsidiary, Legend Canada) and in the United States. Under the Asset Purchase Agreement discussed above, Legend Canada acquired a widespread and diverse property base within Western Canada from Sovereign. Some of the principal natural gas properties include Berwyn, Medicine River and Boundary Lake in Alberta, and Clarke Lake in British Columbia. Legend Canada also has an interest in various light oil properties in Red Earth and Swan Hills in Alberta, and Inga in British Columbia as well as heavy oil properties at Wildmere in Alberta. Swan Hills is one of the key properties which Legend Canada aims to further develop with the objective being to shift the property base more towards light oil. In the United States, we have property interests in Piqua, Kansas and Divide County, North Dakota. For a description of our oil and gas properties in Canada and in the United States, see the section below in this Report entitled “DISCLOSURE RELATED TO OIL AND PROPERTIES.”

We will continue to focus on acquiring producing and non-producing oil and gas right interests and developing oil and gas properties that we own or in which we have a leasehold interest. We also anticipate pursuing the acquisition of leaseholds and sites within other geographic areas that meet our general investment guidelines and targets.

Reserves

In March 2012, we obtained a report from an independent licensed petroleum engineering firm, KLH Consulting located in Wichita, Kansas (“KLH”), on the reserves and value of our Piqua, Kansas, leasehold properties as of December 31, 2011. These Piqua properties have been producing oil since our acquisition of the leasehold interests in October 2010. A copy of the KLH reserve report is attached as Exhibit 99.1 to this Report. We have not obtained a reserve report on our Bakken leaseholds in North Dakota.

In March 2012, we also obtained a reserve report from InSite Petroleum Consultants Ltd. (“InSite”), an independent expert engineering, geological, technical and advisory company, on our Canadian properties as of December 31, 2011. A copy of the InSite reserve report is attached as Exhibit 99.2 to this Report.

For a more detailed discussion of the estimated reserves studies, see the section below in this Report entitled “DISCLOSURE RELATED TO OIL AND GAS PROPERTIES – Disclosure of Reserves.”

Operations

We have structured our operations in such a way as to mitigate operating expenses by maintaining a limited in-house employee base outside of our executive team. The majority of our operational duties have been, and are planned to be, outsourced to consultants and independent contractors, including drilling, maintaining and operating our wells.

In areas where we have minority working interests, such as our Bakken leaseholds in North Dakota, we plan to enter into joint venture arrangements with other operators in connection with drilling of wells on the leased properties. This is normally done through the pooling of working interest lands in order to create a full drilling spacing unit, with each working interest owner having a proportionate interest in the drilling space unit and an obligation to pay its proportionate share of the drilling and maintenance costs.

We have a common management team with Legend Canada, including a small technical and executive staff, in order to minimize general and administrative expenses. Mr. Diamond-Goldberg is the President and Mr. Vandeberg is the Chief Financial Officer of both entities. In addition, Legend Canada employs an engineer and a controller who will each be involved with both U.S. and Canadian operations. Other necessary technical and administrative functions are expected to be performed by contract personnel.

Production

In areas where we have a minority or non-operational working interest, we primarily engage in crude oil and natural gas exploration and production by participating on a “heads-up” basis alongside third-party interests in wells drilled and completed in spacing units that include our acreage. We typically depend on drilling partners to propose, permit and initiate the drilling of wells. Prior to commencing drilling, our partners are required to provide all interest owners within the designated spacing unit the opportunity to participate in the drilling costs and revenues of the well to the extent of their pro-rata share of such interest within the spacing unit. We assess each drilling opportunity on a case-by-case basis and may participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable crude oil and natural gas, expertise of the operator and completed well cost from each project, as well as other factors. At the present time we expect to participate pursuant to our working interest in substantially all, if not all, of the wells proposed to us.

In areas where we have a majority or operational working interest, we will review the lands technically and propose the drilling of new exploratory or development wells as we see fit. These wells are internally approved by us for producing an Authority for Expenditures (AFE) as an estimate of full drilling, completion, and equipping costs for the particular drilling program. If we have working interest partners in these properties, the AFE for the work to be performed would be circulated for approval and a “cash call” would be issued to the approving parties. Non-participants would be subject to the penalty provisions of the appropriate joint venture agreement which is in effect for each particular property.

Markets for Oil and Gas

We utilize third-party marketers to sell our oil and gas production in the open market. As of the date of this Report, approximately 91.5% of our U.S. and Canadian production is sold through third party marketers. The remaining approximately 8.5% of our production is marketed through our joint venture partners, who hold working interests in properties with us. From time to time, we also enter into purchase contracts for the sale and marketing of our crude oil and natural gas. These contracts are generally evergreen contracts with termination rights by written notice of 30 days, which we believe to be standard to the industry.

The market for crude oil and natural gas that we will produce depends on factors beyond our control, including the extent of domestic production and imports of crude oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for crude oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The crude oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

Our crude oil production is expected to be sold at prices tied to the spot crude oil markets. Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices. We rely on our operating partners to market and sell our production. Our operating partners involve a variety of exploration and production companies, from large publicly-traded companies to small, privately-owned companies. We do not believe the loss of any single operator would have a material adverse effect on our company as a whole.

Historically, the prices received for oil and natural gas have fluctuated widely. Among the factors that can cause these fluctuations are:

•	changes in global supply and demand for oil and natural gas;

•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;

•	the price and quantity of imports of foreign oil and natural gas;

•	acts of war or terrorism;

•	political conditions and events, including embargoes, affecting oil-producing activity;

•	the level of global oil and natural gas exploration and production activity;

•	the level of global oil and natural gas inventories;

•	weather conditions;

•	technological advances affecting energy consumption; and

•	the price and availability of alternative fuels.

We have not entered into any derivative contracts; however, in the future we may enter into derivative contracts from time to time. These contracts are intended to hedge economic exposure to decreases in the prices of oil and natural gas. Hedging arrangements may expose us to risk of significant financial loss in some circumstances including circumstances where:

•	our production or sales of natural gas are less than expected;

•	payments owed under derivative hedging contracts come due prior to receipt of the hedged month’s production revenue; or

•	the counter party to the hedging contract defaults on its contract obligations.

In addition, hedging arrangements may limit the benefit we would receive from increases in the prices for oil and natural gas. We cannot assure you that any hedging transactions we may enter into will adequately protect us from declines in the prices of oil and natural gas. On the other hand, where we choose not to engage in hedging transactions in the future, we may be more adversely affected by changes in oil and natural gas prices than our competitors who engage in hedging transactions.

Seasonality

Generally, but not always, the demand and price levels for natural gas increase during colder winter months and decrease during warmer summer months. To lessen seasonal demand fluctuations, pipelines, utilities, local distribution companies, and industrial users utilize natural gas storage facilities and forward purchase some of their anticipated winter requirements during the summer. However, increased summertime demand for electricity has placed increased demand on storage volumes. Demand for crude oil and heating oil is also generally higher in the winter and the summer driving season — although oil prices are much more driven by global supply and demand. Seasonal anomalies, such as mild winters, sometimes lessen these fluctuations. The impact of seasonality on crude oil has been somewhat magnified by overall supply and demand economics attributable to the narrow margin of production capacity in excess of existing worldwide demand for crude oil.

Competition

Competition in the oil and natural gas industry is intense and most of our competitors have greater financial, technological and other resources than we have. We operate in the highly competitive areas of oil and natural gas exploitation, exploration, development and production. The oil and natural gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. We face intense competition from independent, technology-driven companies as well as from both major and independent oil and natural gas companies in each of the following areas:

•	seeking to acquire desirable producing properties of new leases for future exploration;

•	marketing our oil and natural gas production;

•	integrating new technologies; and

•	seeking to acquire the equipment and expertise necessary to develop and operate our properties.

Some of our competitors are fully integrated oil companies and may be able to pay more for development, prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Further, our competitors may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire, develop and exploit oil and natural gas properties will depend on our and our operators’ ability to successfully conduct operations, implement advanced technologies, evaluate and select suitable properties and consummate transactions in this highly competitive environment.

If we prove unable to secure additional capital sufficient to fund current exploration, and possible future production capacity, we will be at a competitive disadvantage in the marketplace, which would have a material adverse effect on our operations and potential profitability. We believe that the acquisition of the Sovereign Assets will assist in our efforts to compete in the oil and gas market place, but does not ensure that our endeavors to compete will be successful.

Governmental Regulation

Our oil and gas exploration and future production operations are subject to various federal, state, provincial and local laws and regulations governing prospecting, exploration, development, production, labor standards, occupational health and safety, control of toxic substances and emissions into the environment, storage and disposition of hazardous wastes and other matters involving environmental protection and employment. Environmental protection laws in the United States and Canada address the maintenance of air and water quality standards, the preservation of threatened and endangered species of wildlife and vegetation, the preservation of certain archaeological sites, reclamation, and limitations on the generation, transportation, storage, and disposal of solid and hazardous wastes, among other things. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. There can be no assurance that all the required permits and governmental approvals necessary for any oil and gas exploration project with which we may be associated can be obtained on a timely basis, or maintained. Delays in obtaining or failure to obtain government permits and approvals may adversely impact our operations. The regulatory environment in which we operate could change in ways that would substantially increase costs to achieve compliance. In addition, significant changes in regulation could have a material adverse effect on our operations or financial position.

We do not believe that our environmental risks are or will be materially different from those of comparable companies in our industry. We believe our present activities substantially comply, in all material respects, with existing environmental, health and safety laws and regulations. However, our relative size compared to our competitors may make the impact of any environmental risk more significant to us than it would to our competitors. Compliance with environmental laws and our exposure to environmental risks could adversely affect our financial condition and results of operations, including by curtailment of production or material increases in the cost of production, development or exploration or otherwise.

In addition, because we have acquired and may acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage, including historical contamination, caused by such former operators. Additional liabilities could also arise from continuing violations or contamination not discovered during our assessment of the acquired properties.

Regulation of Production

The production of oil and natural gas is subject to regulation under a wide range of federal, state, provincial and local statutes, rules, orders and regulations. Federal, state, provincial and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Such regulations govern conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, we may be subject to state, provincial or local production or severance taxes with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

The failure to comply with these laws and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Environmental, Health and Safety Regulation

There are numerous federal, state, provincial and local laws and regulations in the states and provinces in which we operate governing environmental protection, health and safety, including the discharge of materials into the environment. These laws and regulations generally relate to requirements to remediate spills of deleterious substances associated with oil and gas activities, the conduct of salt water disposal operations, and the methods of plugging and abandonment of oil and gas wells which have been unproductive, as well as to air and water quality.

These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling commences;

•

restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling, production and transportation activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. This regulatory burden increases the cost of doing business in our industry and consequently affects profitability.

Laws and Regulations in the United States

The following is a summary of some of the material existing environmental, health and safety laws and regulations in the United States to which our business operations are subject.

Waste handling. The Resource Conservation and Recovery Act, or “RCRA”, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency, or “EPA”, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA”, also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, in connection with the release of a hazardous substance into the environment. Persons potentially liable under CERCLA include the current or former owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance to the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, damages to natural resources and the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

We lease and operate numerous properties that have been used for oil and natural gas exploration and production for many years. Hazardous substances may have previously been released on, at or under the properties owned, leased or operated by us, or on, at or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, some of our properties have been or are operated by third parties or by previous owners or operators whose handling, treatment and disposal of hazardous substances were not under our control. These properties and the substances disposed or released on, at or under them may be subject to CERCLA, RCRA and analogous state laws. In certain circumstances, we could be responsible for the removal of previously disposed substances and wastes, to remediate contaminated property or to perform remedial plugging or pit closure operations to prevent future contamination. In addition, federal and state trustees can also seek substantial compensation for damages to natural resources resulting from spills or releases.

Water Discharges. The Federal Water Pollution Control Act, or the “Clean Water Act”, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including oil and other substances generated by our operations, into waters of the United States or state waters. Under these laws, the discharge of pollutants into regulated waters is prohibited except in accordance with the terms of a permit issued by EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

The Safe Drinking Water Act, or “SDWA”, and analogous state laws impose requirements relating to underground injection activities. Under these laws, the EPA and state environmental agencies have adopted regulations relating to permitting, testing, monitoring, record keeping and reporting of injection well activities, as well as prohibitions against the migration of injected fluids into underground sources of drinking water.

Air Emission. The Federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, EPA and certain states have developed and continue to develop stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and analogous state laws and regulations.

The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol, and Congress has not acted upon recent proposed legislation directed at reducing greenhouse gas emissions. However, there has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The oil and natural gas industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations.

Health Safety and Disclosure Regulation. We are subject to the requirements of the federal Occupational Safety and Health Act, or “OSHA” and comparable state statutes. The OSHA hazard communication standard, the Emergency Planning and Community Right to Know Act and similar state statutes require that we organize and disclose information about hazardous materials stored, used or produced in our operations.

Other Laws and Regulations. Various laws and regulations often require permits for drilling wells and also cover spacing of wells, the prevention of waste of natural gas and oil including maintenance of certain gas/oil ratios, rates of production and other matters. The effect of these laws and regulations, as well as other regulations that could be promulgated by the jurisdictions in which we have production, could be to limit the number of wells that could be drilled on our properties and to limit the allowable production from the successful wells completed on our properties, thereby limiting our revenues.

Canadian Laws and Regulations

Applicable Canadian federal and provincial environmental laws require that well and facility sites be abandoned and reclaimed, to the satisfaction of provincial authorities, in order to remediate these sites to near natural conditions. Also, environmental laws may impose upon “persons responsible” remediation obligations on contaminated sites. Persons responsible include persons responsible for the substance causing the contamination, persons who caused the release of the substance and any present or past owner, tenant or other person in possession of the site. Compliance with such legislation can require significant expenditures. A breach of environmental laws may result in the imposition of fines and penalties and suspension of production, in addition to the costs of abandonment and reclamation.

In December 2002, the Canadian government ratified the Kyoto Protocol. The Kyoto Protocol calls for Canada to reduce its emissions of greenhouse gases to 6% below 1990 “business as usual” levels between 2008 and 2012. It remains uncertain whether the Kyoto target of 6% below the 1990 emission levels will be enforced in Canada. On April 26, 2007, the Canadian government released “Turning the Corner: An Action Plan to Reduce Greenhouse Gases and Air Pollution”, which set forth a plan for regulations to address both greenhouse gases and air pollution. On March 10, 2008, the Canadian government released an update to this action plan, “Turning the Corner: Regulatory Framework for Industrial Greenhouse Gas Emissions”. Regulations for the implementation of the updated action plan were originally intended to be in force by January 1, 2010. However, Canada recently stated its intent to withdraw from the Kyoto Protocol. To date, no such regulations have been proposed.

Environmental legislation in the Province of Alberta involving oil and natural gas operations has been consolidated into the Environmental Protection and Enhancement Act (Alberta), the Water Act (Alberta) and the Oil and Gas Conservation Act (Alberta). These statutes impose environmental standards, require compliance, reporting and monitoring obligations and impose penalties. In addition, greenhouse gas emission reduction requirements are set out in the Climate Change and Emissions Management Act (Alberta) and came into effect on July 1, 2007. Under this legislation, Alberta facilities emitting more than 100,000 tons of greenhouse gases a year must reduce their emissions intensity by 12% from their respective baseline emissions. Companies have four options to choose from in order to meet the reduction requirements outlined in this legislation, including: (i) making improvements to operations that result in reductions; (ii) purchasing emission credits from other sectors or facilities that have reduced their emissions below the required emission intensity reduction levels; (iii) purchasing off-set credits from other sectors or facilities that have emissions below the 100,000 ton threshold and are voluntarily reducing their emissions in Alberta; or (iv) contributing to the Climate Change and Emissions Management Fund. Companies can choose one of these options or a combination thereof to meet their Alberta emissions reduction requirements.

Employees

As of March 26, 2012, we had one full-time employee in the U.S., Mr. Vandeberg, and Legend Canada had three full-time employees, consisting of Mr. Diamond-Goldberg, an engineer and a controller who will each be involved with both U.S. and Canadian operations. We have a common management team with Legend Canada, sharing two executive officers who handle all day-to-day management responsibilities for the two entities. We and Legend Canada retain engineers, geologists, landmen, pumpers, and other personnel on a contract or fee basis as necessary for our field and office operations.

Principal Offices

Our principal offices are located at 1420 5th Avenue, Suite 2200, Seattle, WA, 98101, and are being subleased from Vandeberg Law Group, PLLC, Mr. James Vandeberg’s law firm, on a month-to-month basis. The monthly lease amount during 2010 was $500. From January 1, 2011, to May 30, 2011, the monthly lease amount was $575 per month. Beginning June 1, 2011, the monthly lease amount was increased to $1,000, and to $1,900 beginning October 1, 2011. We plan to use space provided by Mr. Vandeberg until it is no longer suitable for our operations or circumstances demand otherwise.

Legend Canada’s principal offices are located at 840 – 6th Avenue SW, Suite 230, Calgary, Alberta T2P 3E5. Effective November 1, 2011, Legend Canada entered into an office space lease for approximately 3,242 square feet.

The term of the lease is five years and provides for a base monthly rent of CA$4,322. Legend Canada paid a security deposit of $9,157 to the landlord under the lease.

ITEM 1A.	RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in this Report. Many of the statements contained in or incorporated herein that are not historic facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose a portion or all of your investment.

Risks Relating to Our Business

We will need additional debt or equity financing prior to May 31, 2012 to pay off the CA$1.5 million bridge loan facility with the National Bank of Canada. If we cannot obtain financing, we will be in default and may need to sell some or all of our properties, sell or merge our business, or file a petition in bankruptcy.

On March 27, 2012, we entered into an Amending Offering Letter with the National Bank of Canada for our CA$6.0 million credit facility through Legend Canada, reducing our total credit facility to CA$5.5 million, consisting of a CA$4.0 million revolving demand loan and a CA$1.5 million bridge loan. See “BUSINESS – Recent Developments” below. The bridge loan will be due and payable in full on or before May 31, 2012. The Amending Offering Letter with the Bank requires that we complete an equity financing of at least CA$1.5 million on or before May 31, 2012, the proceeds of which are required to be used to pay off the bridge loan. We have been in discussions with several investment banking firms about potential equity financing. As of the date of this Report, we have a non-binding proposal for potential financing; however, we have not entered into a definitive agreement for any such financing and we do not have any commitments from any of the investment banking firms. We may not be able to raise the funds to pay off the bridge loan when due. If we are unable to pay the bridge loan in full by May 31, 2012 or at any other time upon demand by the Bank, we will be in default of our obligations to the Bank. The Bank has a first priority security interest in all of our assets and can exercise its rights and remedies against us as a secured creditor. Any such default by us or action by the Bank will have a material adverse effect on our business and financial condition. If we are unable to secure financing to pay off our bridge loan when due, whether from equity, debt or alternative funding sources, this would have a material adverse effect on our ability to continue as a going concern, and we may need to sell some or all of our properties, sell or merge our business, or file a petition in bankruptcy.

Our bank debt is payable on demand, and we may not have sufficient funds available to repay the loan if is called earlier than we anticipate. If we cannot obtain financing to pay the loan when called, we will be in default and may need to sell some or all of our properties, sell or merge our business, or file a petition in bankruptcy.

Our current credit facility with the Bank consists of a CA$4.0 million revolving demand loan and a CA$1.5 million bridge loan. The Bank has the right to demand repayment of either of these loans at any time. We currently do not have sufficient cash assets to repay the loan in full if the Bank were to demand repayment. We may not have sufficient funds to repay the loan if it is called earlier than we plan. In such a case, we would be forced to sell assets or renegotiate with the Bank. The loan is secured by security interests in all of the assets of Legend Canada, including the Sovereign Assets. In addition, the borrowing base under this credit facility is subject to periodic review by the Bank, with the next review scheduled for May 31, 2012. There is no assurance that the available credit facility will continue to be available or whether it will be reduced. If the Bank reduces the amount available under the credit facility, we would be required to repay the Bank an amount to reduce our outstanding loan balance. Any such action by the Bank could have a material adverse effect on our financial condition and business. There is no assurance that any portion of this credit facility will be available to Legend Canada in the future. If we are unable to secure financing to pay off our credit facility on demand, whether from equity, debt or alternative funding sources, this would have a material adverse effect on our ability to continue as a going concern, and we may need to sell some or all of our properties, sell or merge our business, or file a petition in bankruptcy.

If Sovereign and holders of our Convertible Preferred Shares exercise their put option, our business and financial condition will be materially adversely affected.

Sovereign and the holders of our convertible preferred stock have “put” rights to require us to repurchase their shares at a price of $2.00 per share in the event that our Common Shares are not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ or any other market more senior than the OTC Bulletin Board on or before March 31, 2012. As of the date of this Report, we have not obtained a senior listing for our Common Shares and these put rights will become exercisable on April 1, 2012. We are currently in discussions with Sovereign and the holders of our convertible preferred stock whether they would be willing to extend the March 31 deadline or to waive their put rights. As of the date of this Report, we have received signed waivers from the holders of our convertible preferred stock of their put rights in consideration for our issuance to them of additional Common Shares; however, these waivers are contingent on Sovereign also agreeing to waive its rights. Sovereign has verbally indicated that it is willing to agree to a standstill agreement to not exercise the put rights while we continue in discussions. We cannot predict whether Sovereign will agree to waive their put rights, and they may not agree. We currently do not have sufficient cash assets available to repurchase the shares in the event that the put rights are exercised, in which case we will be in default of our obligations under our purchase agreement with Sovereign and the terms of the convertible preferred stock in our Articles of Incorporation. The exercise of any of these put rights would have a material adverse effect on our business and financial condition.

We are highly dependent on Marshall Diamond-Goldberg, our President, and James Vandeberg, our Vice President and Chief Financial Officer. The loss of either of them, upon whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of Marshall Diamond-Goldberg and James Vandeberg, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract experienced engineers, geoscientists and other technical and professional contract staff. If we were to lose the services of either Messrs. Diamond-Goldberg or Vandeberg, our ability to execute our business plan would be harmed and we may be forced to cease or limit operations until such time as we are able to attract a suitable replacement. Mr. Diamond-Goldberg provides his services through a consulting agreement with Marlin Consulting Corp., a corporation solely owned and operated by Mr. Diamond-Goldberg; however, he and his consulting firm may terminate the services provided to us at any time. We do not have an employment agreement with Mr. Vandeberg. We do not maintain key person life insurance on either person.

We may be unable to obtain additional capital required to implement our business plan, which could restrict our ability to grow.

We will need to raise equity financing in the second quarter of 2012, primarily to repay our CA$1.5 million bridge loan with the National Bank of Canada which will become due on May 31, 2012. If we are able to pay off the bridge loan, we expect that our cash position, unused remaining revolving credit facility and revenues from crude oil and natural gas sales will be sufficient to fund our 2012 drilling program. However, those funds will not be sufficient to fund both our continuing operations and our planned growth. We will need additional capital to continue to grow our business via acquisitions and to further expand our exploration and development programs. We may be unable to obtain additional capital if and when required.

Future acquisitions and future exploration, development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of capital and cash flow.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources will not be sufficient to fund our planned expansion of operations in the future.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our shareholders. Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities. In addition, we have granted and will continue to grant equity incentive awards under our equity incentive plans, which may have a further dilutive effect.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the state of the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us), and the strength of our key employees. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease or limit our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition.

Our estimates of crude oil and natural gas reserves may be inaccurate and our actual revenues may be lower than our financial projections.

Determining the amount of oil and gas recoverable from various formations where we have exploration and production activities involves great uncertainty. The process of estimating oil and natural gas reserves is complex and requires us to make significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property. As a result, reserve estimates are inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from the estimates.

Projecting our expenditures on developing newly discovered oil or natural gas reserves in commercially viable quantities is difficult due to the inherent uncertainties of drilling in less known formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and lost equipment, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof.

If actual production results vary substantially from reserve estimates or our costs of development are significantly higher than projected, we will not meet our projections, which could result in a net loss and the impairment of our oil and natural gas properties.

We have a limited operating history, and may not be successful in achieving or sustaining profitable business operations.

We have a limited operating history and have not generated a sustained profit. Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the crude oil and natural gas industry. We first generated revenues from operations in the quarter ended December 31, 2010. There can be no assurance that our business operations will prove to be successful in the long-term. Our future operating results will depend on many factors, including:

•	our ability to raise adequate working capital;

•	success of our development and exploration;

•	demand for and pricing of natural gas and crude oil;

•	the level of our competition;

•	our ability to attract and maintain key management and employees; and

•

our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or crude oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

To achieve and sustain profitability in the future, we must, alone or with others, successfully manage the factors stated above, as well as continue to develop ways to enhance our production efforts. Despite our best efforts, we may not be successful in our exploration or development efforts, or obtain required regulatory approvals. There is a possibility that some of our wells may never produce natural gas or crude oil. Our failure to successfully address the obstacles that may arise, including those discussed above, could have a material adverse effect on our business.

We rely on third-party contractors in performing the majority of our operations.

The majority of our operational duties are outsourced to consultants and independent contractors, including for drilling, maintaining and operating our wells, and we maintain a limited in-house employee base. We may not be able to hire or retain the services of qualified third-parties as and when needed, or on commercially acceptable terms. In such a case, we may be required to curtail or significantly reduce operations, or expand our personnel to perform operations. In addition, we may not be able to properly control the timing and quality of work conducted by these third parties with respect to our projects. Our operating expenses may significantly increase. Any of these actions would have a material adverse effect on our results of operations, financial condition and business.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully acquire additional properties, to increase our oil and natural gas reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with strategic partners, vendors, distributors and other industry participants. To continue to develop our business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures or contractual arrangements with other oil and gas companies, including those that supply equipment and other resources which we may use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to adequately maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain relationships. If our strategic relationships are not established or maintained, our business, prospects, financial condition and results of operations may be materially adversely affected.

We have short-term leases on our undeveloped properties.

Our leases on certain undeveloped leasehold acreage may expire over the next one to eight years. A portion of our acreage is not currently held by production. Unless production in paying quantities is established on units within these leases during their primary terms or we obtain extensions of the leases, these leases will expire. If our leases expire, we will lose our right to develop the leased properties.

Challenges to title to our properties may impact our financial condition.

Title to oil and gas properties, including those purchased from Sovereign, is often not capable of conclusive determination without incurring substantial expense. Although we perform title work on all properties and other development rights we acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate. To mitigate title problems, common industry practice is to obtain a “title opinion” from a qualified oil and gas attorney prior to the drilling operations of a well. Although we intend to follow industry practice, if our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired, which would have a material adverse effect on our business.

The possibility of a global financial crisis may significantly impact our business and financial condition for the foreseeable future.

The credit crisis and related turmoil in the global financial system may adversely impact our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have a material negative impact on our flexibility to react to changing economic and business conditions. The economic situation could have a material negative impact on contracted operators upon whom we are dependent for drilling our wells, our lenders or customers, causing them to fail to meet their obligations to us. We believe we will have sufficient capital to fund our 2012 drilling program. However, additional capital will be required in the event that we accelerate our drilling program or that crude oil prices decline substantially resulting in significantly lower revenues. Additionally, market conditions could have a material negative impact on any crude oil hedging arrangements we may employ in the future if our counterparties are unable to perform their obligations or seek bankruptcy protection.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could impact the economic viability of our leasehold interests and properties.

Our future success will depend on the success of our exploration, development, and production activities, all of which are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decision to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements;

•	pressure or irregularities in geological formations;

•	shortages of or delays in obtaining qualified personnel, equipment or supplies, including drilling rigs and CO2;

•	equipment failures or accidents; and

•	adverse weather conditions, such as freezing temperatures and storms.

The presence of one or a combination of these factors at our properties could adversely affect our business, financial condition and results of operations.

Drilling new wells could result in new liabilities, which could endanger our interests in our properties and assets.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills, among others. The occurrence of any of these events could significantly reduce our revenues or cause substantial losses, impairing our future operating results. We may become subject to liability for pollution, blow-outs or other hazards. We do our best to insure against these hazards; however, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

Decommissioning costs are unknown, may be substantial and could divert resources from other projects.

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we use for production of oil and natural gas reserves. Abandonment and reclamation of these facilities and the associated costs are often referred to as “decommissioning”. We have not established any cash reserve account for these potential costs in respect of any of our properties. If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business and may dilute the ownership interests of our shareholders.

We may be prevented from conducting our business if we cannot obtain or maintain necessary licenses.

Our operations require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or the loss of or denial of extension of, any of these licenses or permits could hamper or prevent us from operating our business.

We may have difficulty distributing our production, which could harm our financial condition.

In order to sell oil and natural gas that we are able to produce, we will have to make arrangements for storage and distribution to the market. We rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. This situation could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping or pipeline facilities. These factors may affect our ability to explore and develop properties and to store and transport our oil and natural gas production and may increase our operating expenses.

Fluctuations in exchange rates could adversely affect our business.

With our acquisition of the Sovereign Assets, consisting of producing properties in Alberta and British Columbia, Canada, most of our operations will be in Canada and most of our sales will be in Canadian dollars. Our cash flows will be impacted by the foreign exchange rate between the U.S. dollar and the Canadian dollar. Appreciation or depreciation in the value of the Canadian dollar relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. We have not entered into any currency hedging transactions to protect us against this risk, and while we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to satisfactorily hedge our exposure.

Risks Related to Our Industry

Environmental risks may adversely affect our business.

All phases of the oil and gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state, provincial and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures, and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner that we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. Compliance with environmental laws applicable to our business may cause us to curtail our future production or increase the costs of our production, development or exploration activities. If substantial enough, the costs could cause us to cease operations.

Government regulations and legal uncertainties could affect our ability to profitably explore and develop oil or gas resources.

Legislative and regulatory actions by governments may lead to changes in laws or regulations that negatively affect various aspects of oil and natural gas exploration and production, including within the primary geographic areas in which we have interests in oil and gas properties. The adoption of new laws or regulations, or the application of existing laws may decrease the growth in the demand or alter the cost of exploring for and developing natural resources which could in turn decrease the usage and demand for our production or increase our costs of doing business. Any of these restrictions could have a material adverse effect on our financial position.

Companies operating in the oil and gas industry are subject to substantial competition.

The oil and gas industry is highly competitive. Other oil and gas companies may seek to acquire oil and gas leases and other properties and services that we require to operate our business in the planned areas. This competition is increasingly intense as prices of oil and natural gas have risen in recent years. Additionally, other companies engaged in our line of business may compete with us in obtaining capital from investors. Competitors include larger companies that may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage in the industry. If we are unable to compete effectively or respond adequately to competitive pressures, our results of operation and financial condition may be materially adversely affected.

The domestic prices at which oil and natural gas trade in the open market have experienced significant volatility, which can significantly negatively impact our business, revenues and reserve valuations.

The prices we will receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. For example, due to recent decreases in the market prices of natural gas and the resulting decrease in the value of our reserves securing our credit facility with National Bank of Canada, the Bank reduced the maximum borrowing base under our credit facility. Future declines in market prices will adversely affect our revenues, forecasting and valuation. Especially in recent years, the domestic prices at which oil and natural gas trade in the open market have experienced significant volatility, and we believe will likely continue to fluctuate in the foreseeable future due to a variety of influences beyond our reasonable control, including without limitation the following:

•	the price and quantity of imports of foreign oil and gas;

•	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;

•	the level of global and domestic oil and gas exploration and production activity and inventories;

•	technological advances affecting the level of oil and gas consumption;

•	domestic and foreign governmental regulations;

•	proximity and capacity of oil and gas pipelines and other transportation facilities;

•	the price and availability of competitors’ supplies of oil and gas in captive market areas;

•	the introduction, price and availability of alternative forms of fuel to replace or compete with oil and natural gas;

•	domestic and foreign demand for oil and natural gas by both refineries and end users;

•	competitive measures implemented by competitors in the oil and gas industry;

•

political climates in nations that traditionally produce and export significant quantities of oil and natural gas and regulations and tariffs imposed by exporting and importing nations, including actions taken by the Organization of Petroleum Exporting Countries; and

•	adverse weather conditions, including freezing temperatures and severe storms.

Advanced technologies available in the industry cannot eliminate exploration risks.

Even when used and properly interpreted, three-dimensional (3-D) seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators. Such data and techniques do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. In addition, three-dimensional (3-D) seismic data becomes less reliable when used at increasing depths. We could incur losses as a result of expenditures on unsuccessful wells. If exploration costs exceed our estimates, or if exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from operations.

Risks Associated with Our Securities

Our Board of Directors’ ability to issue undesignated Preferred Shares and the existence of anti-takeover provisions may depress the value of our Common Shares.

Our authorized capital includes 100,000,000 Preferred Shares, of which 2,300,000 shares have been designated as Convertible Preferred Shares and the remaining 97,700,000 shares are undesignated, blank check Preferred Shares available for issuance. Our Board of Directors has the power to issue any or all of the Preferred Shares, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without shareholder approval. Our Board may, in the future, consider adopting additional anti-takeover measures. The authority of our Board to issue undesignated stock and the anti-takeover provisions of Colorado law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of us that are not approved by our Board. As a result, our shareholders may lose opportunities to dispose of their Common Shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of Common Shares may also be affected.

Our Common Shares are quoted on the Over-the-Counter Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our Common Shares are quoted on the Over-the-Counter Bulletin Board. The OTCBB is a significantly more limited market than the New York Stock Exchange, the American Stock Exchange or NASDAQ system. The OTCBB market is an inter-dealer market much less regulated than the major exchanges and the Common Shares are subject to abuses, volatility and shorting. There is currently no broadly followed and established trading market for our Common Shares. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the level of liquidity available to the holders of our Common Shares.

It may not be possible for a shareholder to sell its Common Shares within any particular time period, for an acceptable price, or at all. There is no certainty that a holder of Common Shares will be able to identify a buyer for Common Shares or realize any monetary value whatsoever from a sale thereof.

Our Common Shares are considered highly speculative and there is no certainty that Common Shares will continue to be quoted for trading on the OTCBB or on any other form of quotation system or stock exchange, and even if the Common Shares were to be listed on a quotation system or stock exchange senior to the OTCBB, the Common Shares would continue to be subject to the resale restrictions and other limitations described above.

Our Common Shares are thinly traded, so you may be unable to sell at or near asking prices or at all.

Currently, our Common Shares are quoted in the OTCBB and the trading volume in our Common Shares may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTCBB stocks and certain major brokerage firms restrict their brokers from recommending OTCBB stocks because they are considered speculative, volatile and thinly traded. The market price of our Common Shares could fluctuate substantially due to a variety of factors, including market perception of its ability to achieve its planned growth, quarterly operating results of other companies in the same industry, trading volume in the Common Shares, changes in general conditions in the economy and the financial markets or other developments affecting us or our competitors. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our Common Shares.

The trading volume of our Common Shares has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for our Common Shares on the OTCBB may not necessarily be a reliable indicator of its fair market value. When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in the Common Shares, there may be a lower likelihood of one’s orders for Common Shares being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

Further, if our Common Shares cease to be quoted, holders would find it more difficult to dispose of their Common Shares or to obtain accurate quotations as to the market value of the Common Shares and as a result, the market value of the Common Shares likely would decline.

Our Common Shares may not become listed or quoted on stock market senior to the OTCBB.

In the first quarter of 2012, we applied for quotation of our Common Shares on the OTCQX but due to circumstances beyond our control we were unable to obtain approval. In the future, we may seek to apply for listing on another market or exchange, such as the American Stock Exchange, Nasdaq or the Toronto Stock Exchange. Currently, we do not meet all of the initial listing standards for the American Stock Exchange or Nasdaq, particularly the corporate governance requirements and director independence. There are no assurances that we will satisfy the applicable listing standards of any such market that we apply to, or that we will be able to obtain or maintain a more senior listing for our Common Shares.

We are subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may make it difficult for our shareholders to sell their shares.

Our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any non-NASDAQ or other exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

In addition, our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 (exclusive of the value of their primary residence) or annual incomes exceeding $200,000 individually, or $300,000 together with their spouse)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock.

If we raise capital through the sale of equity securities, existing shareholders will be diluted.

Any additional capital we raise through the sale of our equity securities will dilute the ownership percentage of our shareholders. Raising any such capital could also result in a decrease in the nominal fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities that we issue in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, all of which may have a dilutive effect to existing investors.

The elimination of monetary liability against our directors, officers and employees under Colorado law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our organizational documents contain provisions that limit the liability of our directors for monetary damages and provide for indemnification of our executive officers and directors. These provisions may discourage shareholders from bringing a lawsuit against our officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against its officers and directors even though such action, if successful, might otherwise have benefited the shareholders. We may also have contractual indemnification obligations under our agreements with our officers. In addition, to the extent that costs of settlement and damage awards against our officers or directors are paid by us pursuant to the indemnification provisions in our governing documents, this actually may have the effect of deterring the shareholder from bringing suit against our officers or directors. We have been advised that the SEC takes the position that these types of indemnification provisions are unenforceable under applicable federal and state securities laws.

Restricted securities may not be resold outside of a registered offer and sale

Securities that we sell and issue and that have not been registered under the Securities Act are “restricted securities” within the meaning of Rule 144. As a result, such restricted securities may not be offered, sold, pledged or otherwise transferred by the holders of such shares, directly or indirectly, unless the shares are registered under the Act and all applicable states securities laws, or unless there is an available exemption or exclusion from such registration requirements.

Unless certain conditions are met, Rule 144 is not available for the resale of securities of issuers that are, or have ever previously been, issuers with (i) no or nominal operations and (ii) no or nominal assets other than cash and cash equivalents (a “shell company”). The Asset Purchase Agreement with Sovereign concluded that we may have been at one time a “shell company” in the past. We believe that we were never a shell company and that, even if we were deemed to have been a shell, we ceased to be a shell company in October 2010, when we acquired our first oil and gas producing properties, and that the filing of our Annual Report on Form 10-K for the year ended December 31, 2010 satisfied the Form 10 disclosure requirements. However, if it is deemed that we did not satisfy the conditions for use of Rule 144, our shareholders would not be able to use Rule 144 for resales of restricted securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Oil and Gas Properties

We have built our asset base through leasehold interest acquisitions that are geographically focused in Canada (Peace River, Berwyn and Medicine River, Alberta and Red Earth, Swan Hills, and Inga, British Columbia in Canada) and in the United States (Piqua, Kansas and Divide County, North Dakota).

Canadian Oil and Gas Properties

On October 20, 2011, Legend Canada completed the acquisition of the majority of the petroleum and natural gas leases, lands and facilities held by International Sovereign Energy Corp. The acquisition of the Sovereign Assets is discussed in more detail in Item 1 of this Report entitled “BUSINESS – Purchase of Canadian Assets.” The purchase price was CA$8,905,031 in cash and 3,552,516 Common Shares. The Sovereign Assets include producing oil and gas leasehold properties in Western Canada that have been maintained through the drilling of internally generated low to medium risk exploration and development sites. The principal natural gas leasehold properties are located in Medicine River and Berwyn in Alberta, and Clarke Lake in British Columbia. The Sovereign Assets also include an interest in various light oil properties consisting of Red Earth and Swan Hills in Alberta, and Inga in British Columbia. Schedule 1 of the Asset Purchase Agreement contains a detailed description of the Sovereign Assets sold to Legend Canada.

We are evaluating the producing and non-producing acreage, for further drilling potential of these Canadian properties. Initial results suggest that there exist two low-risk drilling locations on the Swan Hills, Alberta property, which is currently being developed with one producing vertical oil well. We anticipate that well costs would be approximately $4 million per well. It is our intent to drill the first of these wells upon securing the financing necessary to proceed.

A summary discussion of the oil and gas leasehold properties held by Legend Canada follows.

Medicine River, Alberta

The Medicine River property contains a number of working interests in west central Alberta. Mineral rights vary on the acreage and production is taken from several productive zones within the acreage. Most of the gas production is taken from the shallow Edmonton sands, with oil produced from the Viking sandstone and Pekisko carbonate sections. The Medicine River area is emerging as a resource play area in the Viking sandstone with a number of wells drilled by other companies in close proximity to Legend Canada properties. We are monitoring the activity on these lands in order to determine the timing and strategy relating to horizontal resource drilling potential on Legend Canada properties in the area.

Berwyn, Alberta

The Berwyn property is located in northwestern Alberta. It is comprised of 2,560 acres of land with mineral royalty subject only to Crown, upon which three gas wells have been drilled to test the localized structural features defined by seismic. The stacked nature of the productive gas sands and the significant rates of gas production are expected to facilitate development of additional gas reserves in the area. As of the date of this Report, currently one well is producing at a rate of 300 MCF/d or 50 Boepd. There are two wells that have the potential to be recompleted and put online; however, we intend to defer these completions until AECO gas prices are high enough to justify the capital expenditures required.

Joarcam, Alberta

Legend Canada recently acquired an interest in over 5,760 gross mineral acres in the Joarcam area of central Alberta as part of a joint venture with a third party, and has jointly drilled two test wells into the Viking sandstone formation. Legend Canada has a 40% working interest in the land and wells subject to Alberta Crown royalty. As of the date of this Report, currently one well is producing light oil at a rate of 7.5 BOPD with 3 BOPD net to Legend Canada. Additional mineral lands were acquired in a land sale during July 2011 which increased Legend Canada’s interest in the properties to seven sections. Additional vertical wells are being contemplated to more fully develop the acreage, while a horizontal drilling program is being considered in the lowermost Viking “C” sandstone formation, which has been successfully developed by other companies to the northwest at Redwater, Alberta.

Red Earth, Alberta

Legend Canada has a small interest in the Slave Point Unit being produced by Harvest Energy at Red Earth, Alberta. As of the date of this Report, the property currently produces approximately 9 BOPD of light sweet crude net to Legend Canada.

Swan Hills and Area, Alberta

Swan Hills contains 480 acres of 100% interest Crown land upon which is located one producing vertical Slave Point oil well. As of the date of this Report, the well produces at a rate of 12 BOPD net to Legend Canada. Activity surrounding the acreage suggests that the Swan Hills bank play, which produces out of Slave Point is highly prospective on Legend Canada leasehold properties. Wells directly offsetting our land have demonstrated initial production rates in excess of 1,300 Boepd with greater than 700 BOPD of oil. Legend Canada is negotiating a surface lease for the drilling of its first of two initial wells on the Swan Hills acreage.

Clarke Lake, British Columbia

Clarke Lake is a non-operated gas property in northeastern British Columbia. As of the date of this Report, the property currently produces almost 500 MCF/d, approximately 80 Boepd, net to Legend Canada’s interest. There is little additional development potential expected on the Clarke Lake property.

Other Properties in Alberta and British Columbia

Legend Canada owns a number of minor working interest properties in both Alberta and British Columbia. In total these properties produce a little over 20 Boepd, mostly in oil. Minor development potential is anticipated on these properties. Inga, British Columbia is the major producing property in this group with net production of 12.5 BOPD.

Undeveloped Properties

In addition to the producing properties mentioned above, Legend Canada also owns leases of undeveloped acreage with varying lease terms remaining. The total number of undeveloped acres is currently 37,481 gross acres (28,467 net).

At Swan Hills and Virginia Hills, one and a half sections of undeveloped land is subject to a farm-in agreement with a third party for the drilling of two wells to test the Devonian age Nisku formation. Depth of these wells and the earnings associated with their drilling is above the Swan Hills bank play, which will be retained by Legend Canada. It is expected that the first of these two Nisku wells will be drilled in the third quarter of 2012, at no cost to us, although Legend Canada has the right to participate in the wells with up to a 25% working interest.

U.S. Oil and Gas Properties

Our oil and gas property interests in the United States are located in the Piqua region of the State of Kansas and in the Bakken and Three Forks formations in Divide County, North Dakota. A summary discussion of these U.S. properties follows:

Piqua, Kansas

On October 29, 2010, we completed our first acquisition of an oil and gas property with the purchase of the entire working interest, representing 87.5% of the revenue interest, of certain oil and gas leases held by Piqua Petro Inc., a Kansas corporation, located in Piqua, Kansas (“Piqua”). The acquired leases contain 1,040 net acres with 33 active oil and water injection wells in Woodson County, Kansas. The property is located in the Humboldt-Chanute field producing in the Bartlesville-Squirrel formation at a depth of 740 to 850 feet. The purchase price was approximately $625,000.

Some of the development options for the Piqua properties include infill drilling, water flooding, well bore cleanout, and other drilling on lightly developed producing leases. No significant development had taken place on the leased sites since 2006, so our initial activities focused on maintaining the existing wells and the tie-in of shut in locations.

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

Beginning in June 2011, we drilled three additional wells on the Orth-Gillespie leased property with the objective of increasing the number of development wells drilled into the Squirrel sand reservoir. In addition, we wanted to see if the pool could be more fully delineated and to increase its understanding of the thickest part of the Squirrel reservoir. The results of two of the wells suggested similar thickness in reservoir on the eastern side of the Piqua property with measurable oil shows in both wells. The third well, which was drilled on the west side of the property, presented a thicker overall squirrel zone with additional oil. In addition to the drilling of these wells, we also re-completed a standing well located on an adjacent lease in the Squirrel reservoir zone. All four wells are currently producing oil.

Three additional wells commenced drilling during December 2011 and were put online during January 2012. Assuming financing to fund development, we plan to execute a twenty well program during 2012. Drilling, completion and equipment costs for wells at the Piqua properties are expected to be no more than approximately $30,000 per well.

Divide County, North Dakota

On February 25, 2011, after evaluating and studying various opportunities, we completed the acquisition of seven leaseholds on land in Divide County, North Dakota totalling 3,840 gross acres (net 167.11 acres) with all mineral rights including the Bakken and Three Forks formations. The term of each of the seven leases is five years. The acquisition price was $58,489. On March 23, 2011, we completed a second acquisition of eight leaseholds within this same area in Divide County, North Dakota, adding an additional 201.88 net acres. The term of each of the eight leases is five years. The acquisition price was $70,658. On March 30, 2011, we completed a third acquisition of one leasehold interest within the same area in Divide County, North Dakota, adding an additional 27.54 net acres. The term of the lease is five years. The acquisition price was $9,638. Total acquired leases in Divide County North Dakota consist of 3,840 gross acres (net 396.53 acres) with all mineral rights including the Bakken and Three Forks formations.

The leases are contiguous in nature and are in close proximity to the development of the Three Forks play, being actively drilled by SM Energy and Baytex Energy in the Ambrose field to the east of the property covered by the acquired leases. These acquisitions gave us an approximately 10% working interest in seven sections of land. The Bakken Shale Formation stretches across portions of North Dakota and Montana. No drilling or production has commenced at the Bakken or Three Forks properties, and we classify these properties as “unproven properties”. Well costs are projected to total approximately $6 million per well, with our share being approximately $600,000 per well. With the leases having five-year terms, we do not have an obligation to drill if we do not have sufficient funds to do so.

Disclosure of Reserves

Our proved crude oil and natural gas reserves are located in Canada and the United States.

InSite Petroleum Consultants Ltd. evaluated the reserve estimates prepared by us for the Canadian properties as of December 31, 2011 and prepared a report with its conclusions. A copy of the InSite reserve report is attached as Exhibit 99.2 to this Report. InSite is an independent expert engineering, geological, technical and advisory company providing services to the oil and gas industry throughout the world. Each of InSite’s professionals has over 25 years of experience in the oil and gas industry. InSite’s report is intended to be compliant with SEC Regulations S-X and S-K, for the purpose of disclosure requirements. InSite utilizes the latest available technology and engineering software that incorporates all current regulatory details.

The estimated reserves for our U.S. oil and gas properties as of December 31, 2011, are based upon a reserves report prepared by the independent licensed petroleum engineering firm of KLH Consulting, located in Wichita, Kansas. The KLH reserve report is attached as Exhibit 99.1 to this Report. KLH is a member of the Society of Petroleum Engineers and the Kansas Independent Oil and Gas Association, and its professionals have over 35 years of experience in the oil and gas industry. KLH has served companies with oil and gas properties located in several states throughout the south and midwest regions of the United States, including the Piqua, Kansas formations, and, as such, we believe KLH has sufficient experience to appropriately assess our reserves.

The reserve data set forth in the reports and in this Report represents only estimates, and should not be construed as being exact quantities. They may or may not be actually recovered, and if recovered, the actual revenues and costs could be more or less than the estimated amounts. Moreover, estimates of reserves may increase or decrease as a result of future operations.

KLH and InSite used all assumptions, data, methods and procedures they considered necessary and appropriate under the circumstances to prepare their estimates. The reserves set forth in their reports for the properties are estimated by performance methods or analogy. In general, reserves attributable to producing wells and reservoirs are estimated by performance methods such as decline curve analysis which utilizes extrapolations of historical production data. Reserves attributable to non-producing and undeveloped reserves included in the reports are estimated by analogy. The estimates of the reserves, future production, and income attributable to properties are prepared based on the reserve definitions set out in Rule 4-10(a) in SEC Regulation S-X and, in the case of KLH, using the economic software package Aries for Windows, a copyrighted program of Halliburton, and in the case of InSite, Mosaic software consistent with the COGE (Canadian Oil and Gas Evaluation) handbook.

The KLH and InSite reports summarize conclusions made by them with respect to the reserves estimates. To estimate economically recoverable crude oil and natural gas reserves, many factors and assumptions were considered, including the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future of production rates. Under applicable SEC regulations, proved reserves must be demonstrated to be economically producible based on existing economic conditions including the prices and costs at which economic production from a reservoir is to be determined as of the effective date of the report. With respect to the property interests we own, production and well tests from examined wells, normal direct costs of operating the wells or leases, other costs such as transportation and processing fees, production taxes, recompletion and development costs and product prices are based on SEC regulations, geological maps, well logs, core analyses, and pressure measurements.

Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values, including many factors beyond our control. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geologic interpretation and judgment. As a result, estimates of different engineers, including those used by us, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing crude oil and natural gas prices, operating costs and other factors. The revisions may be material. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. Our estimated net proved reserves, included in our SEC filings, have not been filed with or included in reports to any other federal agency. See Item 1A of this Report above entitled “RISK FACTORS – estimates of crude oil and natural gas reserves may be inaccurate and our actual revenues may be lower than our financial projections.”

Federal, state and provincial regulations governing protection of the environment may prevent the Company from recovering the estimated reserves disclosed in this section of the Report. For a discussion of the main federal laws and regulations in the United States and Canada in place to protect the environment, see the subsection of this Annual Report above entitled “DESCRIPTION OF BUSINESS – Governmental Regulation,” which disclosure is incorporated herein by reference.

Summary of Oil and Gas Reserves as of December 31, 2011

The following table sets forth certain information relating to our U.S. and Canadian estimated net reserves as of December 31, 2011. The information with respect to our U.S. properties is based on the KLH reserve report as of December 31, 2011, and the information with respect to our Canadian properties is based on the InSite reserve report as of December 31, 2011.

	Oil	Natural Gas	NGLs + Cond
Proved Reserves	(Mbbls)	(Mmcf)	(Mbbls)
Proved Developed Reserves
Canada	201.1	1,238.2	4.5
U.S.	26.3	—	—
Proved Undeveloped Reserves
Canada	42.4	147.2	—
U.S.	73.8	—	—

Total Proved Reserves	343.6	1,385.4	4.5

Probable Reserves
Probable Developed Reserves
Canada	122.6	1,025.4	4.0
U.S.	—	—	—
Probable Undeveloped Reserves
Canada	8.9	186.0	4.9
U.S.	—	—	—

Total Probable Reserves	131.5	1,211.4	8.9

Probable Reserves

Estimates of probable reserves are inherently imprecise. When producing an estimate of the amount of oil and gas that is recoverable from a particular reservoir, an estimated quantity of probable reserves is an estimate of those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Estimates of probable reserves are also continually subject to revisions based on production history, results of additional exploration and development, price changes and other factors.

When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates. Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir. Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.

Controls Over Reserve Estimates

Compliance as it relates to reporting both our Canadian reserves and our U.S. reserves is the responsibility of Mr. Diamond-Goldberg, our President and principal technical representative, who has over 30 years of industry experience. In addition to his years of experience, Mr. Diamond-Goldberg holds a degree in petroleum geology with a strong background in asset evaluation and management.

With respect to our U.S. properties, our control over reserves estimates included retaining KLH as our independent petroleum and geological firm. The engineer responsible for overseeing the reserve study at KLH is a licensed petroleum engineer in both Kansas and Missouri. Further professional qualifications include a degree in petroleum engineering and being a member of the Society of Petroleum Engineers and Kansas Independent Oil and Gas Association. We provided KLH with information about our oil and gas properties, including production profiles, prices and costs, and KLH prepared its own estimates of the reserves attributable to the Piqua properties. All of the information regarding reserves on our Piqua properties in this Report is derived from KLH’s report.

With respect to our Canadian properties, our control over reserves estimates included retaining InSite as our independent petroleum and geological auditing firm. We provided InSite with information about our oil and gas properties, including production profiles, prices and costs, and InSite reviewed our estimates of the reserves attributable to the oil and gas properties. InSite is an independent expert engineering, geological, technical and advisory company providing services to the oil and gas industry throughout the world. Each of InSite’s professionals has over 25 years of experience in the oil and gas industry. Prior to our acquisition of the Canadian properties in October 2011, InSite served as the management independent petroleum and geological firm for Sovereign and had prepared a prior report on the properties for the prior year ended December 31, 2010. We retained InSite for reporting on our Canadian reserves at December 31, 2011, because of their familiarity with the properties and their expertise in our industry. All of the information on Canadian oil and gas reserves in this Report is derived from InSite’s report.

Proved Undeveloped Reserves

U.S. Properties

At December 31, 2011, we estimated that we had proved undeveloped reserves (PUDs) of 73.8 MBbls for our U.S. properties, which accounted for 74% of our total estimated U.S. proved oil and gas reserves. The following table discloses our PUDs during 2011.

Oil and Natural Gas
U.S. Properties	Reserves (MBOE)
PUDs beginning of year 2011	8.5
Revisions of previous estimates	—
Conversions to proved developed reserves	(8.5)
Additional PUDs added	73.8

PUDs end of year 2011	73.8

Beginning late in June 2011, we drilled three wells consecutively on the Orth-Gillespie leased property with the objective of increasing the number of development wells drilled into the Squirrel sand reservoir. In addition, we wanted to see if the pool could be more fully delineated and increase our understanding of the thickest part of the Squirrel reservoir. The results of the drilling the wells suggested similar thickness in reservoir on the eastern side of the leased property with measurable oil shows in both wells. The third well, which was drilled on the west side of the leased property, presented a thicker overall Squirrel zone with additional oil. As this well is further south than the previously drilled wells, production information from the well will determine the development potential to the south, where only a few wells had been drilled prior to our acquisition of the leaseholds. All three wells were hydraulically fractured at the beginning of August 2011, and were placed on production in mid-August. In addition to the drilling of these wells, we also re-completed a standing well located on an adjacent lease in the Squirrel reservoir zone. All four wells are currently producing oil.

Three additional wells commenced drilling during December 2011 and were put online during January 2012. Assuming financing to fund development, we plan to execute a twenty well program during 2012. Drilling, completion and equipment costs for wells at the Piqua properties are expected to be no more than approximately $30,000 per well.

Canadian Properties

At December 31, 2011, we estimated that we had proved undeveloped reserves (PUDs) of 66.9 MBoe for our Canadian properties, which accounted for approximately 14% of the total estimated Canadian proved oil and gas reserves. Legend Canada is currently evaluating the potential to begin to capture these reserves. None of these PUD wells would have been on our books in excess of five years at the time of their scheduled drilling. The following table discloses our progress toward the conversion of PUDs during 2011.

Oil and Natural Gas
Canadian Properties	Reserves (MBOE)
PUDs beginning of year 2011	41.0
Revisions of previous estimates	(17.4)
Conversions to proved developed reserves	—
Additional PUDs added	42.4

PUDs end of year 2011	66.0

Production Volumes

The following tables set forth certain information regarding the production volumes of oil and natural gas for the periods indicated for the Canadian properties that we acquired from Sovereign on October 20, 2011. We initially acquired our Canadian oil and gas properties in October 2011, and we had no production to report relative to our Canadian properties for our fiscal years ended December 31, 2010 or 2009.

The table below sets forth our production volumes following our acquisition of the Canadian properties subsequent to October 20, 2011.

Canadian Properties	Years Ended December 31,
	2011 (1)	2010	2009
Production volumes:
Crude oil (MBbls)	4.3	N/A	N/A
Natural gas (Mmcfs)	79.3	N/A	N/A
NGLs (MBbls)	0.5	N/A	N/A
Total production (MBOE)	18.0	N/A	N/A
Average daily production(BOED)	249.8	N/A	N/A

(1)	For the period from October 20, 2011 through December 31, 2011

The table below sets forth Sovereign’s production volumes for the Canadian properties prior to our acquisition of those properties in October 2011.

Canadian Properties	Years Ended December 31,
	2011 (1)	2010	2009
Production volumes:
Crude oil (MBbls)	20.1	27.2	23.4
Natural gas (Mmcfs)	508.9	1,036.5	1,663.0
NGLs (MBbls)	2.5	4.0	5.0
Total production (MBOE)	107.4	204.0	306.1
Average daily production	294.3	558.8	838.6

(1)	For the period from January 1, 2011 through October 20, 2011

The following table sets forth certain information regarding our United States production volumes of oil and natural gas for the periods indicated. We initially acquired our U.S. oil and gas properties in October 2010, and we have no production information available for prior years.

U.S. Properties	Years Ended December 31,
	2011	2010	2009
Production volumes:
Oil production (MBbls)	2.98	0.202	N/A
Average daily production (BOED)	8.16	3.02	N/A

Drilling and Development Activity

The following table sets forth wells drilled and completed during the periods indicated on our U.S. oil and gas properties.

	Year Ended December 31,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Development
Oil wells	7.00	6.13	0.00	0.00	N/A	N/A
Natural gas wells	0.00	0.00	0.00	0.00	N/A	N/A
Dry wells	0.00	0.00	0.00	0.00	N/A	N/A

Total	7.00	6.13	0.00	0.00	N/A	N/A

Exploration
Oil wells	0.00	0.00	0.00	0.00	N/A	N/A
Natural gas wells	0.00	0.00	0.00	0.00	N/A	N/A
Dry wells	0.00	0.00	0.00	0.00	N/A	N/A

Total	0.00	0.00	0.00	0.00	N/A	N/A

We initially acquired our Canadian oil and gas properties in October 2011, and we had no drilling activity to report relative to our Canadian properties for our fiscal year ended December 31, 2011.

Productive Wells and Acreage

The following tables summarize our total oil wells by type and gross and net productive oil wells by country as of December 31, 2011. A net well represents our percentage ownership of a gross well. The following table does not include wells which were awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation.

	Producing Wells		Non-Producing Wells
	Gross	Net	Gross	Net
United States
Oil	52.00	45.50	3.00	2.63
Gas	—	—	—	—

Total	52.00	45.50	3.00	2.63

Canada
Oil	113.00	4.76	4.00	1.90
Gas	11.00	5.12	32.00	14.82

Total	124.00	9.88	36.00	16.72

The following table sets forth our undeveloped and developed gross and net leasehold acreage at December 31, 2011. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Developed		Undeveloped
	Gross	Net	Gross	Net
United States (acres)	5,029	1,207	17,609	766
Canada (acres)	34,960	10,692	34,341	20,822

Title to Properties

We believe that we have satisfactory title to all of our U.S. and Canadian properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. Prior to acquiring undeveloped properties, we perform a title investigation that is thorough but less vigorous than that conducted prior to drilling, which is consistent with standard practice in the oil and gas industry. Before we commence drilling operations, we conduct a thorough title examination and perform curative work with respect to significant defects before proceeding with operations. We have performed a thorough title examination with respect to substantially all of our active properties.

In connection Legend Canada’s acquisition of the Sovereign Assets, we performed thorough due diligence with respect to the properties. In particular, we engaged a third-party firm to perform title review of the properties. We also reviewed all lease documents, including lease operating statements identifying production, royalties, operating expense and net revenues. We further performed site inspections as we determined necessary.

Delivery Commitments

We currently have no delivery commitments for product obtained from our wells in Canada or the U.S.

Dry Holes

We have not experienced any dry holes. Sovereign experienced one dry hole during its drilling operations in 2010.

ITEM 3.	LEGAL PROCEEDINGS.

As of the date of this Report, there are no claims, proceedings, actions or lawsuits in existence, or to our knowledge threatened or asserted, against us or with respect to any of our assets that would materially adversely affect our business, property or financial condition, including environmental actions or claims. In addition, there are no outstanding judgments against us or any consent decrees or injunctions to which we are subject or by which our assets are bound. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We do not know of any proceedings to which any of our directors, executive officers, or affiliates, any owner of record of the beneficially or more than five percent of its common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse or has a material interest adverse to us.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Shares have been quoted for trading on the Over-the-Counter Bulletin Board under the trading symbol “LOGL” since March 15, 2011. Prior to March 15, 2011, our Common Shares were quoted on the OTCBB under the trading symbol “SNHI”, although there was no active trading in the shares.

Although our Common Shares are quoted on the OTCBB, there is no assurance that an active, liquid market for our Common Shares will develop or that a trading market will continue. The OTCBB is a significantly more limited market than the New York Stock Exchange, American Stock Exchange or NASDAQ system. The quotation of our Common Shares on the OTCBB may result in a less liquid market available for our shareholders to trade Common Shares, could depress the trading price of the Common Shares and could have a long-term adverse impact on its ability to raise capital in the future.

The following table sets forth, for the period indicated, the high and low closing prices for our Common Shares on the OTCBB as reported by various OTCBB market makers. The quotations reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions. Prior to March 15, 2011, there were no reported trades for our Common Shares.

	High	Low
Fiscal 2011:
Fourth quarter, ended December 31, 2011	$2.30	$0.62
Third quarter, ended September 30, 2011	2.71	2.05
Second quarter, ended June 30, 2011	2.35	1.56
First quarter, ended March 31, 2011	1.90	1.45

Fiscal 2010:
Fourth quarter, beginning October 15, 2010	N/A	N/A
Third quarter, ended September 30, 2010	N/A	N/A
Second quarter, ended June 30, 2010	N/A	N/A
First quarter, ended March 31, 2010	N/A	N/A

As of March 26, 2012, the closing sales price for our Common Shares on the OTCBB was $0.92.

Holders

As of March 26, 2012, there were 50,642,516 Common Shares issued and outstanding, held by 13 holders of record, and in excess of 10,000 beneficial holders.

Transfer Agent and Registrar

Corporate Stock Transfer, located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209 is currently the transfer agent and registrar for our Common Shares. Its phone number is (303) 282-4800.

Dividend Policy

We have never declared or paid dividends on our capital stock. We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation, as amended, or Bylaws.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes. Our audited consolidated financial statements for the years ended December 31, 2011 and 2010 are included in this Report at Item 8 below. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “Forward Looking Statements,” and elsewhere in this Report.

The following management’s discussion and analysis is intended to assist in understanding the principal factors affecting our results of operations, liquidity, capital resources and contractual cash obligations. This discussion should be read in conjunction with our consolidated financial statements which are incorporated by reference herein, information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results, which are included in various parts of this filing.

For ease of presentation in the following discussions of “Comparison of Results” and “Liquidity and Capital Resources”, we round dollar amounts to the nearest thousand dollars (other than average prices per barrel and per share amounts).

Overview of Business

We are an oil and gas exploration, development and production company. Our oil and gas property interests are located in Western Canada (in Berwyn, Medicine River, Boundary Lake, Red Earth, Swan Hills and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia) and in the United States (in the Piqua region of the State of Kansas and in the Bakken and Three Forks formations in Divide County, North Dakota). Our business focus is to acquire producing and non-producing oil and gas right interests and develop oil and gas properties that we own or in which we have a leasehold interest. We also anticipate pursuing the acquisition of leaseholds and sites within other geographic areas that meet our general investment guidelines and targets. The majority of our operational duties are outsourced to consultants and independent contractors, including for drilling, maintaining and operating our wells, and we maintain a limited in-house employee base.

The Company was incorporated under the laws of the State of Colorado on November 27, 2000 under the name SIN Holdings, Inc. From inception until June 2010, we pursued our original business plan of developing a web portal listing senior resources across the United States through our former wholly-owned subsidiary Senior-Inet, Inc. On July 29, 2010, Senior-Inet, Inc. was dissolved and we changed our business to the acquisition, exploration, development and production of oil and gas reserves. To align our name with our new business, on November 29, 2010, we changed our name from SIN Holdings, Inc. to Legend Oil and Gas, Ltd.

In October 2010, we completed the acquisition of the entire working interest representing eighty-seven and one half percent (87.5%) of the revenue interest in nine oil and gas leases owned by Piqua Petro, Inc. for a total of $625,000.

On July 28, 2011, we formed a wholly owned subsidiary named Legend Energy Canada, Ltd. to acquire, own and manage certain oil and gas properties and assets located in Canada. On October 20, 2011, Legend Canada completed the acquisition of petroleum and natural gas leases, lands and facilities held by International Sovereign Energy Corp. located in Canada and provides the Company significant additional oil and gas reserves and production. The assets acquired consisted of substantially all of Sovereign’s assets, including interests in producing oil and gas leasehold properties in Western Canada that have been maintained through the drilling of internally generated low to medium risk exploration and development sites.

Results of Operations

The following is a discussion of our consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our Consolidated Financial Statements and the Notes thereto contained elsewhere in this Report. Comparative results of operations for the periods indicated are discussed below.

The following table sets forth certain of our oil and gas operating information for the years ended December 31, 2011, and December 31, 2010, respectively.

	Year Ended December 31,
	2011	2010	Change	% Change
Production Data :
Oil production (bbls)	7,292	202	7,090	3,510
Average daily oil production (bbl/d) (1)	68	3	65	2,167
Natural gas production (mcf)	79,338	—	79,338	—
Average daily natural gas production (mcf/d) (1)	1,102	—	1,102	—
Natural gas liquids production (bbl)	451	—	451	—
Average daily natural gas liquids production (bbl/d) (1)	6	—	6	—
Total BOE	20,966	202	20,764	10,279
Total BOE/d	258	3	255	8,500
Revenue Data :
Oil revenue ($)	$641,000	$16,000	$625,000	$3,906
Average realized oil sales price ($/bbl)	87.76	80.83	6.93	9
Gas revenue ($)	208,000	—	208,000	—
Average realized gas sales price ($/mcf)	2.63	—	2.63	—
Natural gas liquids revenue ($)	28,000	—	28,000	—
Average realized natural gas liquids price ($/bbl)	62.78	—	62.78	—
Operating expenses :
Lease operating expenses	467,000	16,000	451,000	2,819
Average operating expenses ($/boe)	22.27	79.20	-56.93	-72
Operating Margin ($/boe)	19.55	1.63	17.92	1,099
Depreciation, depletion, amortization and impairment	2,052,000	—	2,052,000	—

*	Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

Per day information for the Canadian assets acquired is calculated on the number of days assets were deemed to be operationally owned, which is calculated from date of closing, October 20, 2011.

Production and Revenue

Revenues

	Year Ended December 31,
	2011	2010	Change	Percent Change
Product revenues:
Crude oil sales	$641,000	$16,000	$625,000	3,906%
Natural gas sales	208,000	—	208,000	—%
Natural gas liquids sales	28,000	—	28,000	—%

Product revenues	$877,000	$16,000	$861,000	5,381%

The increase in natural gas and natural gas liquids are the result of the Canadian asset acquisition. Oil sales for 2011 are composed of 12 months of production from our Kansas property and 2.5 months of the Canadian properties. The Kansas property had revenues of $256,000 in 2011, while the Canadian properties had revenues of $385,000 for the 2.5 months we were entitled to the operational revenue.

Production

	Year Ended December 31,
	2011	2010	Change	Percent Change
Sales Volume :
Crude Oil(bbl)	7,292	202	7,090	3,510%
Natural Gas(mcf)	79,338	—	79,338	—
Natural Gas Liquids(bbl)	451	—	451	—

Total BOE	20,966	202	20,764	10,279

*	Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

The increase in production was mostly related to the Canadian asset acquisition. The Kansas properties saw the oil production increase in 2011 to 2,980bbls (8.2bbl/d), an increase of 2,778bbls, reflective of a full year of operations and streamlining of operations in the area. The Canadian properties added 4,312bbls (60bbl/d) of oil production in the 2.5 months of operations in 2011. All of the natural gas and natural gas liquids are from the Canadian properties added in the fourth quarter of 2011.

Commodity Prices Realized

	Year Ended December 31,
	2011	2010	Change	Percent Change
Sales Price :
Crude Oil($/bbl)	87.76	80.83	6.93	8.6%
Natural Gas($/mcf)	2.63	—	2.63	—
Natural Gas Liquids($/bbl)	62.78	—	62.78	—

The average price per barrel of oil during the years ended December 31, 2011 and 2010 was $87.76 and $80.83, respectively, an 8.6% increase. We have no comparison price for the gas and NGL revenue as they are from the Canadian assets acquired in the fourth quarter of 2011. The prices we receive for our oil and natural gas production are determined by the market and heavily influence our revenue, profitability, access to capital and future rate of growth.

Lease Operating Expenses

For the years ended December 31, 2011 and 2010, operating expenses increased on an absolute basis to $467,000 from $16,000, respectively. However, on a per barrel basis, the operating expense decreased from $79.20/boe in 2010 to $22.27/boe in 2011. On an absolute basis, this is reflective of our increased production levels following the asset acquisition in Canada and a full year of operations in Kansas. Lease operating expenses consist of day-to-day operational expenses for production of oil and maintenance and repair expenses for the wells and property. Repair expenses have been higher than we expected in 2011 even factoring in the streamlining of operations on the Kansas properties. We anticipate repair expenses to decrease moving forward as we complete our overhaul of the Kansas properties, and add further volumes to dilute the fixed costs. The Canadian assets are generally mature, so we anticipate operating costs remaining steady in those areas. For the period ended December 31, 2011, we hired third-party service providers to perform these services and we had no employees for our field operations.

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses increased to $2,950,000 for the year ended December 31, 2011, as compared to $152,000 for the same period in 2010, a $2,798,000 increase. The period-to-period increase is largely a result of continuing to grow the oil and gas producing business, and adding infrastructure to support future growth. More particularly, the increase is due to: (i) an increase in compensation paid to our executive officers, including stock based compensation; (ii) an increase in fees paid to professionals in connection with restructuring the business and related matters; (iii) paying contract personnel to assist with our operations; and (iv) an increase in SEC reporting expenses, including expenses in connection with our registration statements filed in the fourth quarter of 2011.

	Year ended December 31,
	2011	2010	$ Change	% Change
General and administrative expenses
Professional Fees	$576,000	$63,000	$513,000	814%
Management fees and salaries	554,000	63,000	491,000	779%
Office and administration	217,000	15,000	202,000	1,347%
Marketing and filing fees	138,000	11,000	127,000	1,155%
Stock based compensation	1,465,000	—	1,465,000	—

Total	$2,950,000	$152,000	2,798,000	1,841%

Of the $576,000 in professional fees, $354,000 is directly related to the Sovereign asset acquisition. The remainder is associated with the day to day operations of the Company. Management fees and salaries is composed of compensation and bonuses paid to Company personnel. These amounts increased due to higher salaries being paid to the officers of the Company and a full year of service from the officers. Office and administration expenditures increased due to the increased level of activity of the Company as it continues to expand its oil and gas operations. Of the $138,000 in marketing and filing fees, $31,000 is related to the Sovereign acquisition. The remainder is our quarterly, annual and market filings, which increased largely due to the large increase in SEC filings and activity of the Company in 2011. Stock based compensation is a significant item of the general and administrative expenses. There were two grants of options in 2011, one in November 2011 and one in December 2011. Disclosure of these stock based compensation transactions can be found in Note 6 to the Notes to Consolidated Financial Statements for the period ended December 31, 2011. The fair value of these transactions is amortized over the related vesting period of the options, which is recognized as an expense in the general and administrative expenses.

Depletion, depreciation, amortization and impairment

We recognized $494,000 for depreciation, depletion, amortization in the year ended December 31, 2011 (nil in 2010). We also incurred $1,558,000 in impairment charge in the year ended December 31, 2011, specifically related to the proven properties in Canada.

Accretion expense

For the year ended December 31, 2011 we had accretion expense of $15,000 (nil in 2010) related to our asset retirement obligations.

Interest expense

Interest expense was $37,000 for the year ended December 31, 2011 compared to $7,000 for the year ended December 31, 2010. The increase in interest expenses is due to the establishment of the revolving bank line in Canada, and the subsequent interest payments from having drawn on this line in the fourth quarter of 2011.

Change in contingent consideration

Due to the nature of the common share offering in conjunction with the Sovereign asset purchase in October 2011, there was deemed to be contingent consideration and subsequent changes in fair value of this consideration. The amount of this consideration that was recognized in 2011 was $1,404,000. Disclosure of the contingent consideration related to those stock issuances can be found in Note 6 to the Notes to Consolidated Financial Statements in Item 8 of this Report.

Net loss

We recorded a net loss of $6,049,000 in the year ended December 31, 2011, as compared to the net loss of $158,000 in the year ended December 31, 2010. This increased loss, partially offset by an increase in revenue, is mainly due to the addition of stock based compensation, an impairment charge on the Sovereign Assets acquired in 2011, the increase in general and administrative costs associated with the growth in the Company and the acquisition of the Sovereign Assets, contingent consideration charges associated with stock issuances in 2011, and depletion charges. A majority of these items are one time charges that should decrease significantly in future periods.

Liquidity and Capital Resources

Liquidity

We have incurred net losses and net operating cash flow deficits over the last two years. In addition, we are in the early stages of the acquisition of oil and gas leaseholds and the success of those acquisitions is unknown. At December 31, 2011, we had cash and cash equivalents totaling approximately $53,000. During the year ended December 31, 2011, we raised a total of $5,000,000 from private placements. In addition, we received proceeds from bank borrowing amounting to approximately $5,200,000. The cash generated has enabled us to execute on our business plan of acquiring working interests in oil and gas properties and has provided working capital as production is ramped-up.

In October 2011, we established a revolving demand loan with National Bank of Canada through our wholly-owned subsidiary, Legend Canada. The credit facility had a maximum borrowing base of CA$6.0 million. (See Note 8 in the Notes to Consolidated Financial Statements included in this Report.) On March 25, 2012, we received notification from the Bank of its decision to reduce and restructure our credit facility, following their interim review in the first quarter of 2012. The Bank advised us that it decided to reduce the maximum borrowing base under the credit facility due to decreases in the market prices of natural gas and the resulting decrease in the value of our reserves securing the credit facility. On March 27, 2012, we entered into an Amending Offering Letter with the Bank to amend the credit facility on the following terms: (a) the revolving demand loan has been reduced from CA$6.0 million to CA$4.0 million; (b) the Bank is providing a new CA$1.5 million bridge demand loan, which will be due and payable in full no later than May 31, 2012; and (c) the Company is required to provide an unlimited guarantee of the credit facility for Legend Canada. Outstanding principal under the bridge demand loan bears interest at the Bank’s prime rate of interest plus 2.0% (the Bank’s current prime rate is 3.0%). In connection with the Amending Offering Letter, on March 27, 2012, Legend Canada entered into a CA$1.5 million variable rate demand note to the Bank, and we paid CA$15,000 to the Bank as a non-refundable bridge fee. As of the date of this Report, we have an outstanding balance under the current credit facility in the amount of approximately CA$5,270,000 ($5,224,000 USD). Borrowings under the revolving credit facility and under the bridge credit facility are payable upon demand at any time. The next scheduled review date for the Bank is May 31, 2012. There is no assurance that any portion of this credit facility will be available to Legend Canada in the future, and the Bank may demand repayment of all amounts owed by Legend Canada to it at any time.

The Amending Offering Letter requires that we complete an equity financing of at least CA$1.5 million on or before May 31, 2012, the proceeds of which are required to be used to pay off the bridge loan. We have been in discussions with several investment banking firms about potential equity financing. As of the date of this Report, we have a non-binding proposal for potential financing; however, we have not entered into a definitive agreement for any such financing and we do not have any commitments from any of the investment banking firms. We may not be able to raise the funds to pay off the bridge loan when due. If we are unable to raise the equity financing to pay off the CA$1.5 million bridge loan by May 31, 2012 or at any other time upon demand by the Bank, we will be in default of our obligations to the Bank. The Bank has a first priority security interest in all of our assets and can exercise its rights and remedies against us as a secured creditor. Any such default by us or action by the Bank will have a material adverse effect on our business and financial condition.

Sovereign and the holders of our convertible preferred stock have “put” rights to require us to repurchase their shares at a price of $2.00 per share in the event that our Common Shares are not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ or any other market more senior than the OTC Bulletin Board on or before March 31, 2012. As of the date of this Report, we have not obtained a senior listing for our Common Shares and these put rights will become exercisable on April 1, 2012. We are currently in discussions with Sovereign and the holders of our convertible preferred stock whether they would be willing to extend the March 31 deadline or to waive their put rights. As of the date of this Report, we have received signed waivers from the holders of our convertible preferred stock of their put rights in consideration for our issuance to them of additional Common Shares; however, these waivers are contingent on Sovereign also agreeing to waive its rights. Sovereign has verbally indicated that it is willing to agree to a standstill agreement to not exercise the put rights while we continue in discussions. We cannot predict whether Sovereign will agree to waive their put rights, and they may not agree. We currently do not have sufficient cash assets available to repurchase the shares in the event that the put rights are exercised, in which case we will be in default of our obligations under our purchase agreement with Sovereign and the terms of the convertible preferred stock in our Articles of Incorporation. The exercise of any of these put rights would have a material adverse effect on our business and financial condition.

Our inability to secure financing when needed to fund our obligations to the Bank could have a material adverse effect on our ability to continue as a going concern. If we are unable to secure financing, whether from equity, debt or alternative funding sources, we may be required to sell some or all of our properties, sell or merge our business, or file a petition in bankruptcy.

Our ability to obtain financing may be impaired by such factors as the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and the departure of key employees. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein.

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

In the event that we are able to obtain financing to pay off the CA$1.5 bridge loan and resolve the put rights held by Sovereign and the preferred holders, management anticipates that current cash reserves plus cash generated from operations will sustain our operations through 2012. In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, it may become necessary for the Company to obtain capital from external sources through the issuance of equity or debt securities, increase revenues and/or reduce operating costs. The issuance of equity securities will cause dilution to shareholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein.

In order for us to implement our business plan, we have sought to obtain capital from external sources through the issuance of equity securities and borrowing funds. Disclosure of these capital-raising transactions can be found in Note 6 to the Notes to Consolidated Financial Statements in Item 8 of this Report. The issuance of equity securities causes dilution to our shareholders. If external financing sources are unavailable when needed or are inadequate to fund operations, we may be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans.

The following table summarizes our cash flows for the years ended December 31, 2011 and 2010, respectively:

	For the year ended December 31,
	2011	2010
Net cash used in operating activities	$(1,057,000)	$(175,000)
Net cash used in investing activities	(9,043,000)	(629,000)
Net cash provided by financing activities	10,094,000	904,000

Net increase (decrease) in cash during period	(6,000)	100,000

Cash from Operating Activities

Cash used in operating activities was $1,057,000 for the year ended December 31, 2011, as compared to cash used by operating activities of $175,000 in the year ended December 31, 2010. The increase in cash used is due to the higher expenses associated with the start up activities of oil and gas production, as well one-time costs associated with the various regulatory filings and Sovereign acquisition.

Cash from Investing Activities

Cash used for investing activities during the year ended December 31, 2011 was $9,043,000 as compared to $629,000 during the year ended December 31, 2010. In the fourth quarter of 2010 and throughout 2011, we used capital to acquire oil and gas properties in both the United States and Canada, as well as drill 6 wells in Kansas.

Cash from Financing Activities

Total net cash provided by financing activities was $10,094,000 in the year ended December 31, 2011, from the various private placement offerings and bank borrowing completed in 2011. Total net cash provided by financing activities in the year ended December 31, 2010 was in the form of stock issuances in the fourth quarter of 2010. For more details about these equity financings, see Notes 3 and 6 to the Notes to Consolidated Financial Statements for the year ended December 31, 2011, incorporated by reference herein.

Planned Capital Expenditures

We plan to continue to drill wells on the Kansas properties. In 2011, we drilled six wells and recompleted one well to further develop the Kansas properties. Well costs at these properties are estimated to not exceed approximately $30,000 per well. We are planning to drill a further development program in 2012.

With respect to the Sovereign Assets that we acquired on October 20, 2011, we are evaluating the producing and non-producing acreage for further drilling potential. Initial results suggest that there exist two low-risk drilling locations on the Swan Hills, Alberta property, which is currently being developed with one producing vertical oil well. We anticipate that well costs would be approximately $4 million per well. It is our intent to drill the first of these wells upon securing the financing necessary to proceed. We also anticipate potentially drilling at minimum one oil well on the Inga, British Columbia property, with drilling costs there expected to be approximately $1 million per well.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

There are certain critical accounting estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We have identified below our accounting policies and estimates that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, (see Note 1 in Item 8 of this Report.)

Fair Value Measurements

Financial instruments and nonfinancial assets and liabilities, whether measured on a recurring or non-recurring basis, are recorded at fair value. A fair value hierarchy, established by accounting principles generally accepted in the United States, prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Our financial instruments include cash and cash equivalents, trade receivables, trade payables, accrued liabilities, and notes payable to bank, all of which are considered to be representative of their fair market value, due to the short-term and highly liquid nature of these instruments.

As discussed in Note 5, we incurred asset retirement obligations of $1,586,211 during the year ended December 31, 2011, the value of which was determined using unobservable pricing inputs (or Level 3 inputs). We use the income valuation technique to estimate the fair value of the obligation using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, and timing of settlement.

Our contingent consideration liability is also estimated using unobservable pricing inputs (or Level 3 inputs). We use a model to simulate the value of our future stock based on the historical mean of the stock price to estimate the fair value of the contingent consideration liability. We incurred the contingent consideration liability on October 20, 2011, in connection with the acquisition of Sovereign Assets and on that date the estimated value of the contingent consideration liability was nil. Subsequent changes in fair value resulted in a non-cash charge to operations amounting to $1,404,059 during the year ended December 31, 2011.

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

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If the cost of oil and gas properties exceeds the ceiling, the excess is reflected as a non-cash impairment charge to earnings. The impairment charge is permanent and not reversible in future periods, even though higher oil and gas prices in the future may subsequently and significantly increase the ceiling amount. Capitalized costs exceeded the ceiling test limit by $1,558,000 as of December 31, 2011, resulting in an impairment charge during 2011.

Asset Retirement Obligation

We record the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset if a reasonable estimate of fair value can be made. The associated asset retirement cost capitalized as part of the related asset is allocated to expense over the asset’s useful life. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The asset retirement obligation is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at our credit-adjusted risk-free interest rate.

Oil and Gas Revenue Recognition

We use the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. The volume sold may differ from the volumes we are entitled to, based on our individual interest in the property. We utilize a third-party marketer to sell oil and gas production in the open market. As a result of the requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 45 days following the month of production. Therefore, we may make accruals for revenues and accounts receivable based on estimates of our share of production. Since the settlement process may take 30 to 60 days following the month of actual production, our financial results may include estimates of production and revenues for the related time period. We will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized. As of December 31, 2011, all revenue information had been received from the marketer, so there was no estimated revenue and accounts receivable.

Stock-based compensation

We measure compensation cost for stock-based payment awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. Compensation cost is recorded as a component of general and administrative expenses in the consolidated statements of operations, net of an estimated forfeiture rate, and amounted to $1,464,874 for the year ended December 31, 2011. Compensation cost is only recognized for those awards expected to vest on a straight-line basis over the requisite service period of the award. Our policy is to issue new shares to fulfill the requirements for options that are exercised.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates are; estimates used to value the contingent consideration liability; estimates used to value options to purchase common stock; estimates of future oil and gas reserves; estimates used in the impairment of oil and gas properties; and the estimated future timing and cost of asset retirement obligations.

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

Recent Accounting Pronouncements

For a discussion of recently issued accounting standards, see Note 2 in the Notes to Consolidated Financial Statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Disclosure under this item is not required because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Legend Oil and Gas, Ltd.

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Legend Oil and Gas, Ltd. and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legend Oil and Gas, Ltd. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

March 30, 2012

LEGEND OIL AND GAS LTD.

CONSOLIDATED BALANCE SHEETS

As of December 31,	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$52,726	$100,894
Accounts receivable	388,792	11,377
Prepaid expenses	90,109	19,551

Total current assets	531,627	131,822
Deposits	3,740	3,740
Oil and gas property, plant and equipment
Proven property—net	8,499,199	—
Unproven property	8,335,380	628,600

Total oil and gas properties, net	16,834,579	628,600

Total assets	$17,369,946	$764,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	312,553	14,931
Contingent consideration	1,404,059	—
Note payable to bank	5,094,042	—

Total current liabilities	6,810,654	14,931
Asset retirement obligations	1,601,423	—

Total liabilities	8,412,077	14,931
Contingently redeemable convertible preferred stock (100,000,000 shares authorized; $0.001 par value; 2,300,000 and zero shares issued and outstanding, respectively; redemption $2.00 per share)	496,467	—
Contingently redeemable common stock	7,105,032	—

	7,601,499	—
Stockholders’ Equity
Common stock— 400,000,000 shares authorized; $0.001 par value; 50,582,516 and 62,360,000 shares issued and outstanding respectively.	50,583	62,360
Additional paid-in capital	7,691,161	980,472
Accumulated other comprehensive loss	(42,438)	—
Accumulated deficit	(6,342,936)	(293,601)

Total stockholders’ equity	1,356,370	749,231

Total liabilities and stockholders’ equity	$17,369,946	$764,162

The accompanying notes are an integral part of these audited consolidated financial statements.

LEGEND OIL AND GAS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years ended December 31,	2011	2010
Oil and gas revenue	$876,720	$16,320
Costs and Expenses
General and administrative	2,950,365	152,019
Production expenses	467,323	16,027
Depletion, depreciation, and amortization	493,594	—
Impairment of oil and gas property	1,558,036	—
Accretion on asset retirement obligation	15,212	—

Total costs and expenses	5,484,530	168,046

Operating Loss	(4,607,810)	(151,726)

Other Income and Expense
Interest expense	(37,466)	(6,388)
Change in value of contingent consideration	(1,404,059)	—

Total other income and expense	(1,441,525)	(6,388)

Net loss	$(6,049,335)	$(158,114)

Basic and diluted weighted average shares outstanding	52,403,346	92,966,849

Basic and diluted net loss per share	$(0.12)	$(0.00)

The accompanying notes are an integral part of these audited consolidated financial statements.

LEGEND OIL AND GAS LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years ended December 31,	2011	2010
Net loss	$(6,049,335)	$(158,114)
Other comprehensive loss
Foreign currency translation adjustment loss	(42,438)	—

Comprehensive loss	$(6,091,773)	$(158,114)

The accompanying notes are an integral part of these audited consolidated financial statements.

LEGEND OIL AND GAS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31,	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,049,335)	$(158,114)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	1,464,874	—
Accretion on asset retirement obligation	15,212	—
Issuance of common stock for services	20,000	—
Change in value of contingent consideration liability	1,404,059	—
Other	—	5,752
Depletion, depreciation, amortization and impairment	2,051,630	—
Changes in operating assets and liabilities:
Accounts receivable	(377,415)	(11,377)
Prepaid expenses and other assets	(70,558)	(23,291)
Accounts payable	484,870	12,210

Net cash flows from operating activities	(1,056,663)	(174,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Sovereign oil and gas property	(8,789,882)	—
Purchase of oil and gas properties	(253,227)	(628,600)

Net cash flows from investing activities	(9,043,109)	(628,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	400,000	900,000
Proceeds from issuance of preferred stock and warrants	4,600,000	—
Proceeds from note payable to bank	5,094,042	—
Other	—	3,825

Net cash flows from financing activities	10,094,042	903,825
Change in cash and cash equivalents before effect of exchange rate changes	(5,730)	100,405
Effect of exchange rate changes	(42,438)	—

Net change in cash and cash equivalents	(48,168)	100,405
Cash and cash equivalents, beginning of period	100,894	489

Cash and cash equivalents, end of period	$52,726	$100,894

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$37,466	$2,000

The accompanying notes are an integral part of these audited consolidated financial statements.

LEGEND OIL AND GAS LTD.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	145,560,000	$145,560	100,000	$100	$(123,096)	$—	$(135,487)	$(112,923)
Shareholder Contribution, rent	—	—	—	—	225	—	—	225
Write-off loans and interest payable to shareholder	—	—	—	—	120,043	—	—	120,043
Cancellation of stock by shareholder	(85,000,000)	(85,000)	(100,000)	(100)	85,100	—	—	—
Issuance of common stock and warrants October 2010	1,300,000	1,300	—	—	648,700	—	—	650,000
Issuance of common stock December 2010	500,000	500	—	—	249,500	—	—	250,000
Net loss for the year ended December 31, 2010	—	—			—	—	(158,114)	(158,114)

Balance at December 31, 2010	62,360,000	62,360	—	—	980,472	—	(293,601)	749,231
Issuance of common stock and warrants February 2011	300,000	300	—	—	149,700	—	—	150,000
Cancellation of stock by shareholders April 2011	(15,890,000)	(15,890)	—	—	15,890	—	—	—
Issuance of common stock and warrants April 2011	250,000	250	—	—	249,750	—	—	250,000
Issuance of convertible preferred stock and warrants August 2011	—	—	—	—	4,103,533	—	—	4,103,533
Common stock issued for services	10,000	10	—	—	19,990	—	—	20,000
Issuance of common stock October 2011 as part of acquisition	3,552,516	3,553	—	—	706,952	—	—	710,505
Stock based compensation	—	—	—	—	1,464,874	—	—	1,464,874
Other comprehensive loss	—	—	—	—	—	(42,438)	—	(42,438)
Net loss	—	—	—	—	—	—	(6,049,335)	(6,049,335)

Balance at December 31, 2011	50,582,516	$50,583	—	—	$7,691,161	$(42,438)	$(6,342,936)	$1,356,370

The accompanying notes are an integral part of these audited consolidated financial statements.

LEGEND OIL AND GAS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND DESCRIPTION OF OPERATIONS

Description of Business

We are an oil and gas exploration, development and production company. Our oil and gas property interests are located in Western Canada (in Berwyn, Medicine River, Boundary Lake, Red Earth, Swan Hills and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia) and in the United States (in the Piqua region of the State of Kansas and in the Bakken and Three Forks formations in Divide County, North Dakota).

The Company was incorporated under the laws of the State of Colorado on November 27, 2000 under the name “SIN Holdings, Inc.” From inception until June 2010, we pursued our original business plan of developing a web portal listing senior resources across the United States through our former wholly-owned subsidiary Senior-Inet, Inc. On July 29, 2010, Senior-Inet, Inc. was dissolved and we changed our business to the acquisition, exploration, development and production of oil and gas reserves. To align our name with our new business, on November 29, 2010, we changed our name to Legend Oil and Gas, Ltd.

On July 28, 2011, we formed a wholly owned subsidiary named Legend Energy Canada, Ltd. (“Legend Canada”), which is a corporation registered under the laws of Alberta, Canada. Legend Canada was formed to acquire, own and manage certain oil and gas properties and assets located in Canada. Legend Canada completed the acquisition of significant oil and gas reserves located in Canada on October 20, 2011.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and our wholly-owned subsidiaries Senior-Inet, Inc., and Legend Canada. Senior-Inet, Inc. was dissolved on July 29, 2010. The results of Senior-Inet were not presented as discontinued operations as the amounts were not material. Intercompany transactions and balances have been eliminated in consolidation. We account for our undivided interest in oil and gas properties using the proportionate consolidation method, whereby our share of assets, liabilities, revenues and expenses are included in the financial statements.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Management’s judgments and estimates in these areas are to be based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates are accruals related to oil and gas sales and expenses, estimates of future oil and gas reserves, estimates used in the impairment of oil and gas properties, and the estimated future timing and cost of asset retirement obligations.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are due under normal trade terms and are presented on the consolidated balance sheets net of allowances for doubtful accounts. We establish provisions for losses on accounts receivable for estimated uncollectible accounts and regularly review collectability and establish or adjust the allowance as necessary using the specific identification method. Account balances that are deemed uncollectible are charged off against the allowance. No allowance for doubtful accounts was necessary as of December 31, 2011 and 2010.

Comprehensive Income

For operations outside of the U.S. that prepare financial statements in currencies other than U.S. dollars, we translate the financial statements into U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical costs. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss). Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at December 31, 2011 (none at December 31, 2010).

Liquidity

We have incurred net losses and net operating cash flow deficits over the last two years. In addition, we are in the early stages of the acquisition of oil and gas leaseholds and the success of those acquisitions is unknown. At December 31, 2011, we had cash and cash equivalents totaling approximately $53,000. During the year ended December 31, 2011, we raised a total of $5,000,000 from private placements. In addition, we received proceeds from bank borrowing amounting to approximately $5,200,000. The cash generated has enabled us to execute on our business plan of acquiring working interests in oil and gas properties as well as provided working capital as production is ramped-up.

In October 2011, we established a revolving demand loan with National Bank of Canada, through our wholly-owned subsidiary, Legend Canada. The credit facility had a maximum borrowing base of CA$6.0 million. (See Note 8 in the Notes to Consolidated Financial Statements included in this Report.) On March 25, 2012, we received notification from the Bank of its decision to reduce and restructure our credit facility, following their interim review in the first quarter of 2012. The Bank advised us that it decided to reduce the maximum borrowing base under the credit facility due to decreases in the market prices of natural gas and the resulting decrease in the value of our reserves securing the credit facility. On March 27, 2012, we entered into an Amending Offering Letter with the Bank to amend the credit facility on the following terms: (a) the revolving demand loan has been reduced from CA$6.0 million to CA$4.0 million; (b) the Bank is providing a new $1.5 million bridge demand loan, which will be due and pay able in full no later than May 31, 2012; and (c) the Company is required to provide an unlimited guarantee of the credit facility for Legend Canada. Outstanding principal under the bridge demand loan bears interest at the Bank’s prime rate of interest plus 2.0% (the Bank’s current prime rate is 3.0%). In connection with the Amending Offering Letter, on March 27, 2012, Legend Canada entered into a CA$1.5 million variable rate demand note to the Bank, and we paid CA$15,000 to the Bank as a non-refundable bridge fee. As of the date of this Report, we have an outstanding balance under the current credit facility in the amount of approximately CA$5,270,000 ($5,224,000 USD). Borrowings under the revolving credit facility and under the bridge credit facility are payable upon demand at any time. The next scheduled review date for the Bank is May 31, 2012. There is no assurance that any portion of this credit facility will be available to Legend Canada in the future, and the Bank may demand repayment of all amounts owed by Legend Canada to it at any time.

The Amending Offering Letter requires that we complete an equity financing of at least CA$1.5 million on or before May 31, 2012, the proceeds of which are required to be used to pay off the bridge loan. We have been in discussions with several investment banking firms about potential equity financing. As of the date of this Report, we have a non-binding proposal for potential financing; however, we have not entered into a definitive agreement for any such financing and we do not have any commitments from any of the investment banking firms. We may not be able to raise the funds to pay off the bridge loan when due. If we are unable to raise the equity financing to pay off the CA$1.5 million bridge loan by May 31, 2012 or at any other time upon demand by the Bank, we will be in default of our obligations to the Bank. The Bank has a first priority security interest in all of our assets and can exercise its rights and remedies against us as a secured creditor. Any such default by us or action by the Bank will have a material adverse effect on our business and financial condition.

Sovereign and the holders of our convertible preferred stock have “put” rights to require us to repurchase their shares at a price of $2.00 per share in the event that our Common Shares are not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ or any other market more senior than the OTC Bulletin Board on or before March 31, 2012. As of the date of this Report, we have not obtained a senior listing for our Common Shares and these put rights will become exercisable on April 1, 2012. We are currently in discussions with Sovereign and the holders of our convertible preferred stock whether they would be willing to extend the March 31 deadline or to waive their put rights. As of the date of this Report, we have received signed waivers from the holders of our convertible preferred stock of their put rights in consideration for our issuance to them of additional Common Shares; however, these waivers are contingent on Sovereign also agreeing to waive its rights. Sovereign has verbally indicated that it is willing to agree to a standstill agreement to not exercise the put rights while we continue in discussions. We cannot predict whether Sovereign will agree to waive their put rights, and they may not agree. We currently do not have sufficient cash assets available to repurchase the shares in the event that the put rights are exercised, in which case we will be in default of our obligations under our purchase agreement with Sovereign and the terms of the convertible preferred stock in our Articles of Incorporation. The exercise of any of these put rights would have a material adverse effect on our business and financial condition.

Our inability to secure financing when needed to fund our obligations to the Bank could have a material adverse effect on our ability to continue as a going concern. If we are unable to secure financing, whether from equity, debt or alternative funding sources, we may be required to sell some or all of our properties, sell or merge our business, or file a petition in bankruptcy.

Our ability to obtain financing may be impaired by such factors as the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and the departure of key employees. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein.

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

In the event that we are able to obtain financing to pay off the CA$1.5 bridge loan and resolve the put rights held by Sovereign and the preferred holders, management anticipates that current cash reserves plus cash generated from operations will sustain our operations through 2012. In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, it may become necessary for the Company to obtain capital from external sources through the issuance of equity or debt securities, increase revenues and/or reduce operating costs. The issuance of equity securities will cause dilution to shareholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein.

Fair Value Measurements

Certain financial instruments and nonfinancial assets and liabilities, whether measured on a recurring or non-recurring basis, are recorded at fair value. A fair value hierarchy, established by U.S. GAAP, prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Our financial instruments include cash and cash equivalents, trade receivables, trade payables, and notes payable to bank, all of which are considered to be representative of their fair market value, due to the short-term and highly liquid nature of these instruments.

As discussed in Note 5, we incurred asset retirement obligations of $1,586,211 during the year ended December 31, 2011, the value of which was determined using unobservable pricing inputs (or Level 3 inputs). We use the income valuation technique to estimate the fair value of the obligation using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, and timing of settlement.

Our contingent consideration liability is also estimated using unobservable pricing inputs (or Level 3 inputs). We use a model to simulate the value of our future stock based on the historical mean of the stock price to estimate the fair value of the contingent consideration liability. We incurred the contingent consideration liability on October 20, 2011, in connection with the acquisition of assets from International Sovereign Energy Corp. and on that date the estimated value of the contingent consideration liability was nil. Subsequent changes in fair value resulted in a non-cash charge to operations amounting to $1,404,059 during the year ended December 31, 2011.

Full Cost Method of Accounting for Oil and Gas Properties

We have elected to utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized into a cost center. Our cost centers consist of the Canadian cost center and the United States cost center.

All capitalized costs of oil and gas properties within each cost center, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Excluded from this amortization are costs associated with unevaluated properties, including capitalized interest on such costs. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties or management determines that these costs have been impaired.

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

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties in each cost center are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If the cost of oil and gas properties exceeds the ceiling, the excess is reflected as a non-cash impairment charge to earnings. The impairment charge is permanent and not reversible in future periods, even though higher oil and gas prices in the future may subsequently and significantly increase the ceiling amount. Capitalized costs in the Canadian cost center exceeded the ceiling test limit by $1,558,036 as of December 31, 2011, resulting in an impairment charge during 2011.

Asset Retirement Obligation

We record the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset if a reasonable estimate of fair value can be made. The associated asset retirement cost capitalized as part of the related asset is allocated to expense over the asset’s useful life. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The asset retirement obligation is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at our credit-adjusted risk-free interest rate.

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

Stock-based compensation

We measure compensation cost for stock-based payment awards at fair value and recognizes it as compensation expense over the service period for awards expected to vest. Compensation cost is recorded as a component of general and administrative expenses in the consolidated statements of operations, net of an estimated forfeiture rate, and amounted to $1,464,874 for the year ended December 31, 2011. Compensation cost is only recognized for those awards expected to vest on a straight-line basis over the requisite service period of the award. Our policy is to issue new shares to fulfill the requirements for options that are exercised.

Earnings (Loss) Per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period, including contingently redeemable common stock. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding. As of December 31, 2011, potentially dilutive common shares include warrants to purchase 4,150,000 shares of common stock, options to purchase 2,800,000 shares of common stock, and preferred stock convertible into 2,300,000 shares of common stock. As of December 31, 2010, potentially dilutive common shares include warrants to purchase 1,300,000 shares of common stock. At both December 31, 2011 and 2010, potentially dilutive common shares were not included in the computation of diluted loss per shares as to do so would be anti-dilutive.

Income Taxes

We recognize income taxes on an accrual basis based on tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. Should they occur, our policy is to classify interest and penalties related to tax positions as interest expense. Since our inception, no such interest or penalties have been incurred.

Concentration

During the year ended December 31, 2011, sales of oil and gas to three customers individually exceeded 10% of the total oil and gas revenue. Sales to Kelly Maclaskey Oilfield Service Inc., Husky Energy Marketing, and BP Canada Energy accounted for approximately 29%, 17%, and 11% of total oil and gas sales, respectively. There were no significant concentrations of sales during the year ended December 31, 2010. At December 31, 2011, accounts receivable from five customers accounted for 75% of total accounts receivable. There were no significant concentrations of accounts receivable as of December 31, 2010. We believe that the loss of any of the significant customers would not result in a material adverse effect on its ability to market future oil and natural gas production.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements, which amended FASB ASC 820, Fair Value Measurements and Disclosures. The intent of this update is to improve disclosure requirements related to fair value measurements and disclosures. New disclosures were required regarding transfers in and out of Levels 1 and 2 and activity within Level 3 fair value measurements, as well as clarification of existing disclosures regarding the level of disaggregation of derivative contracts and disclosures about fair value measurement inputs and valuation techniques. The guidance was effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures, which were effective for interim and annual periods beginning after December 15, 2010. We adopted the provisions on January 1, 2010, except for the Level 3 reconciliation disclosures, which were adopted on January 1, 2011. Adoption of the disclosure requirements did not have a material impact on our financial position or results of operations.

In December 2010, the FASB issued Accounting Standards Update 2010-29, Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations, which amended FASB ASC Topic 805, Business Combinations. The objective of this update is to clarify and expand the pro forma revenue and earnings disclosure requirements for business combinations. The guidance was effective for fiscal years beginning after December 15, 2010, and we adopted the provision on January 1, 2011. Adoption of the disclosure requirements did not have a material impact on our financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amended FASB ASC Topic 820, Fair Value Measurement. The objective of this update is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements. These amendments are not expected to have a significant impact on companies applying GAAP. This provision is effective for interim and annual periods beginning after December 15, 2011. Adoption of this update is not expected to have a material impact on our disclosures and financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, which amended FASB ASC Topic 220, Comprehensive Income. The intent of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To facilitate convergence of GAAP and IFRS, the FASB eliminated the option to present components of other comprehensive income as part of the statement of stockholders’ equity and requires an entity to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The guidance is effective for interim and annual periods beginning after December 15, 2011. Adoption of this update is not expected to have a material impact on our disclosures and financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The intent of this update is to indefinitely defer certain provisions of Accounting Standards Update 2011-05 Presentation of Comprehensive Income, which require entities to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. Adoption of this update is not expected to have a material impact on our disclosures and financial statements.

NOTE 3—ACQUISITION

On October 20, 2011, Legend Canada completed the acquisition of petroleum and natural gas leases, lands and facilities held by International Sovereign Energy Corp. (“Sovereign”) located in Canada. The acquisition provides us significant additional oil and gas reserves and production capability. The assets acquired consisted of substantially all of Sovereign’s assets, including interests in producing oil and gas leasehold properties in Western Canada that have been maintained through the drilling of internally generated low to medium risk exploration and development sites. The principal natural gas leasehold properties are located in Medicine River and Berwyn in Alberta, and Clarke Lake in British Columbia. The assets also include an interest in various light oil properties located in Red Earth and Swan Hills in Alberta, and in Inga in British Columbia.

The acquisition was accounted for using the acquisition method where net assets acquired and consideration transferred are recorded at fair value. Differences between the fair value of assets acquired and consideration transferred are recorded as goodwill or a bargain purchase gain. Consideration transferred in the transaction was $16,605,419, resulting in no goodwill or bargain purchase gain. The following summarizes the consideration transferred to Sovereign and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration:
Cash, net of purchase price adjustments	$8,789,882
Equity instruments (3,552,516 common shares)	7,815,537
Contingent consideration	—

Fair value of total consideration transferred	$16,605,419

Recognized amounts of identifiable assets acquired and liabilities assumed:
Proved oil and gas property	$9,776,364
Unproved oil and gas property	8,228,018
Asset retirement obligations	(1,398,963)

Total fair value of net assets	$16,605,419

The cash component of the transaction was financed through a combination of existing funds and the proceeds from our note payable to bank. The fair value of the 3,552,516 common shares issued was determined on the basis of the closing market price of our common shares on the acquisition date. Contingent consideration transferred represents a security price guarantee whereby if the weighted average trading price of our common stock falls below certain price thresholds at the end of certain periods, we will issue a certain number of additional shares to Sovereign. The contingent consideration had no fair value on the acquisition date, and the number of additional shares to be issued to Sovereign will vary inversely to changes in the trading price of our common stock. Subsequent changes in the value of the contingent consideration liability will be recognized in earnings. Acquisition-related costs (included in general and administrative expenses in the accompanying consolidated statements of operations) amounted to $394,000 for the year ended December 31, 2011.

To estimate the fair value of proved properties, we discounted the future net cash flows using a market-based rate that we determined appropriate at the acquisition date. To compensate for the inherent risk of estimating and valuing unproved properties, we reduced the discounted future net cash flows of the unproved properties by additional risk-weighting factors. The fair value of undeveloped land was determined by internal appraisals.

The results of operations from the Sovereign assets are included in our consolidated financial statements since the acquisition date of October 20, 2011. The following unaudited summary pro forma combined statement of operations data for the years ended December 31, 2011 and 2010 has been prepared to give effect to the acquisition of the Sovereign assets as if it had occurred on January 1, 2010. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2010, and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions, future development and exploration activities, and other factors.

	Year Ended December 31
	2011	2010
	(Unaudited)
Oil and gas revenue	$3,788,274	$5,259,809
Operating loss	$(5,328,677)	$(2,215,595)
Net loss	$(6,973,551)	$(2,680,628)
Basic and diluted loss per share	$(0.12)	$(0.03)

Revenue related to the Sovereign assets that was included in our statements of operations was approximately $0.6 million for the year ended December 31, 2011 and net loss was $1.9 million.

NOTE 4—OIL AND GAS PROPERTIES

U.S. Oil and Gas Properties

In October 2010, we completed the acquisition of the entire working interest representing eighty-seven and one half percent (87.5%) of the revenue interest in nine oil and gas leases owned by Piqua Petro, Inc. for a total of $625,000. During 2011, we obtained a reserve study and determined proved oil and gas reserves on the Piqua properties, and reclassified the carrying amount as proved property.

On February 25, 2011, we acquired seven leaseholds on land in Divide County, North Dakota totaling 3,840 gross acres (net 167.11 acres) with all mineral rights including the Bakken and Three Forks formations. The term of the leases is five years. The acquisition price was $58,489.

On March 23, 2011, we acquired eight additional leaseholds within this same area in Divide County, North Dakota, adding an additional 201.88 net acres. The term of each of the leases is five years. The acquisition price was $70,659.

On March 30, 2011, we acquired one additional leasehold interest within the same area in Divide County, North Dakota, adding an additional 27.54 net acres. The term of the lease is five years. The acquisition price was $9,638. The total acquired leasehold interests in Divide County, North Dakota consist of 3,840 gross acres (net 396.53 acres) with all mineral rights including the Bakken and Three Forks formations. We currently classify these properties in North Dakota as “unproven properties” as of December 31, 2011. With respect to these leasehold interests, if the land is developed with a well during the lease term, the rights are extended beyond the five-year term

Canadian Oil and Gas Properties

On October 20, 2011, Legend Canada completed the acquisition of substantially all of the petroleum and natural gas leases, lands and facilities held by Sovereign, located in Canada. Also acquired were various undeveloped lands located in Western Canada.

The amount of capitalized costs related to oil and gas property and the amount of related accumulated depletion, depreciation, and amortization as of December 31, 2011 are as follows :

	December 31,
	2011	2010
Proven property, net of impairment	$8,992,793	$—
Unproven property	8,335,380	628,600
Accumulated depletion, depreciation, and amortization	(493,594)	—

	$16,834,579	$628,600

NOTE 5—ASSET RETIREMENT OBLIGATION

The following table reconciles the value of the asset retirement obligation for the years ended December 31, 2011 and 2010 :

	2011	2010
Opening balance, January 1	$—	$—
Liabilities incurred	1,586,211	—
Liabilities settled	—	—
Accretion expense	15,212	—

Ending balance, December 31	$1,601,423	$—

NOTE 6—STOCKHOLDERS’ EQUITY

On May 18, 2010, our former majority shareholder divested its interest in the Company, consisting of 6,000,000 shares of common stock, and 100,000 shares of preferred stock. This transfer of ownership was accomplished by a private transaction between the shareholder and Mr. James Vandeberg, whereby Mr. Vandeberg acquired a total of 5,849,000 shares of common stock, of which he voluntarily surrendered and cancelled 4,250,000 shares. The 100,000 shares of preferred stock relinquished by the shareholder were also surrendered and cancelled.

On October 4, 2010, our Board of Directors approved a 20:1 forward stock split for each share outstanding on October 5, 2010. The stock split resulted in 60,560,000 shares of common stock outstanding as of that time. The consolidated financial statements are shown on a post stock split basis. Our post-split authorized shares of common stock remained at 400,000,000 shares with a par value of $0.001 per share. Additionally our post-split authorized shares of preferred stock remained at 100,000,000 shares, par value $0.001 per share. All per share information presented is reflective of the forward stock split (except for the foregoing paragraphs).

On October 26, 2010, we sold 1,300,000 Units to a foreign investor in exchange for $650,000, or a per Unit price of $0.50. One Unit consists of one share of restricted common stock and one warrant to purchase an additional share of common stock at $0.50 per share for a period of 3 years. The relative fair value of the common stock was estimated to be $608,800 and the relative fair value of the warrants was estimated to be $41,200 as determined based on the relative fair value allocation of the proceeds.

On December 3, 2010, we issued 500,000 shares of restricted common stock to a foreign investor in exchange for $250,000, or a per share price of $0.50.

On February 2, 2011, we completed a private placement for 300,000 units at $0.50 per unit, for a total of $150,000 in gross proceeds, to one foreign investor residing outside of the United States. Each unit consisted of one share of restricted common stock and one warrant to purchase an additional share of common stock of the Company at $0.50 per share with a term of three years. This offering was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (rules governing offers and sales of securities made outside of the United States without registration). At the time of the sale of the units, the relative fair value of the common stock and the warrants was estimated to be $140,200 and $9,800, respectively, as determined based on the relative fair value allocation of the proceeds.

In April 2011, in order to attract additional investment capital, our two executive officers (Mr. Vandeberg and Mr. Diamond-Goldberg) and Mr. Wayne Gruden, a significant shareholder of the Company, surrendered a total of 15,890,000 shares of common stock owned by them to us, which shares were immediately cancelled.

On April 28, 2011, we completed a private placement for 250,000 units at $1.00 per unit, for a total of $250,000 in gross proceeds, to one foreign investor residing outside of the United States. Each unit consisted of one share of restricted common stock and one warrant to purchase an additional share of common stock at $1.00 per share with a term of three years. This offering was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended. At the time of the sale of the units, the relative fair value of the common stock and the warrants was estimated to be $140,700 and $109,300, respectively, as determined based on the relative fair value allocation of the proceeds.

On August 10, 2011, we completed a private placement for 2,300,000 units at $2.00 per unit, for a total of $4,600,000 in gross proceeds. Each unit consists of one share of restricted convertible preferred stock and a warrant to purchase one share of restricted common stock. The convertible preferred stock is convertible into one share of restricted common stock, subject to customary adjustment for stock splits or similar events. The warrants are exercisable at $2.00 per share over a period of three years from the date of issuance. The offering was conducted under the exemption from registration provided pursuant to Regulation S under the U.S. Securities Act of 1933, as amended. The holders of shares of convertible preferred stock have a put right to require us to repurchase such shares for a price of $2.00 per share in the event that our common stock is not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ or any other market more senior than the OTC Bulletin Board on or before March 31, 2012. This put right may be waived by the holders of convertible preferred stock. Because the event that may trigger redemption of the convertible preferred stock (the listing or quotation on a market more senior than the OTCBB), is not solely within our control, the amount allocated to the convertible redeemable preferred stock is presented as mezzanine equity in the consolidated financial statements rather than as permanent equity. We allocated the gross proceeds of $4,600,000 from the private placement between the convertible preferred stock and the warrants issued proportionately based on their estimated fair values as of the closing date of the private placement. The relative fair value of the convertible preferred stock and the warrants was estimated to be $2,766,733 and $1,833,267, respectively. The effective conversion price was used to measure the intrinsic value of the embedded conversion option which amounted to $2,270,266. As a result, the carrying value of the convertible preferred stock presented as mezzanine equity in the consolidated financial statements is $496,467. As of December 31, 2011, no adjustment to the carrying value of the convertible preferred stock to its redemption value was necessary as it was not considered probable that the convertible preferred stock would become redeemable.

On September 28, 2011, we entered into a retainer letter agreement with Midsouth Capital Inc., an investment banking firm, for investment banking services. As part of the compensation to Midsouth, we issued 10,000 shares of restricted common stock to Midsouth. This issuance of shares of common stock was exempt from registration in the United States pursuant to Section 4(2) under the Securities Act of 1933, as amended.

On October 21, 2011, we issued 3,552,516 common shares per share to Sovereign in connection with our acquisition of the Canadian oil and gas properties. Sovereign has a put right to require us to repurchase such shares for a price of $2.00 per share in the event that our common stock is not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ or any other market more senior than the OTC Bulletin Board on or before March 31, 2012. Because the event that may trigger redemption of the 3,552,516 shares of common stock issued to Sovereign (the listing or quotation on a market more senior than the OTCBB), is not solely within our control, the aggregate redemption value of the common stock amounting to $7,105,032 is presented as mezzanine equity in the consolidated financial statements rather than as permanent equity.

Warrants

The following table summarizes outstanding warrants to purchase shares of our common stock as of December 31, 2011 and 2010, as described above:

	Shares of Common Stock Issuable from Warrants Outstanding as of
Date of Issue	December 31, 2011	December 31, 2010	Exercise Price	Expiration
October 2010	1,300,000	1,300,000	$0.50	October 2013
February 2011	300,000	—	$0.50	February 2014
April 2011	250,000	—	$1.00	April 2014
August 2011	2,300,000	—	$2.00	August 2014

	4,150,000	1,300,000

As of December 31, 2011, none of the outstanding warrants had been exercised.

Stock Incentive Plan

On May 3, 2011, our Board of Directors adopted the Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan (“Plan”). The Plan provides for the grant of options to purchase shares of our common stock, and stock awards consisting of shares of our common stock, to eligible participants, including our directors, executive officers, employees and consultants. We have reserved 4,500,000 shares of common stock for issuance under the Plan. In November 2011, our Board approved the grant of stock options for a total of 1,400,000 shares to two Directors and two employees at an exercise price of $2.17 per share. The fair value of the option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 94.18%, a risk free rate of 2.03%, and an expected life of 10 years. In December of 2011, the Board approved the grant of stock options for a total of 1,400,000 shares to two directors and two employees at an exercise price of $0.99 per share. The fair value of the option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 92.9%, a risk free rate of 1.92%, and an expected life of 10 years.

At December 31, 2011, there were 1.7 million authorized shares available under the Plan, and there were options to purchase 933,333 shares of stock exercisable, with a remaining contractual term of 9.9 years. The weighted average grant date fair value of stock options granted during the year ended December 31, 2011, was $1.39. The weighted average exercise price of stock options granted and exercisable at December 31, 2011, and the year then ended was $1.58. The aggregate fair value of options vested during the year ended December 31, 2011 was $1.3 million. Unvested options amounted to 1,866,667 at December 31, 2011, and there were no options exercised, forfeited, or expired during the year ended December 31, 2011.

At December 31, 2011, there was $70,000 of aggregate intrinsic value of outstanding stock options, including $23,333 of aggregate intrinsic value of exercisable stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of December 31, 2011. This amount changes, based on the fair market value of our common stock.

At December 31, 2011, we had $2.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.9 years.

NOTE 7 – RELATED PARTY TRANSACTIONS

Rent Expense

For the years ended December 31, 2011 and 2010, we recorded $14,893 and $3,750, respectively, in rent expense for the lease of office space from the law offices of Mr. Vandeberg, one of our directors and executive officers. We plan to use space provided by Mr. Vandeberg until it is no longer suitable for our operations or circumstances demand otherwise.

Legal Expenses

During the years ended December 31, 2011 and 2010, we incurred $116,346 and $13,886, respectively, for legal services rendered by a law firm of which Mr. Vandeberg is the sole member. We do not intend to use Mr. Vandeberg’s law firm for legal services during 2012.

NOTE 8 – NOTE PAYABLE TO BANK

Under a series of agreements with National Bank of Canada (the “Bank”), as of December 31, 2011, we had a revolving credit facility with a maximum borrowing base of CA$6,000,000 through our wholly-owned subsidiary, Legend Canada. Outstanding principal under the loan bears interest at a rate equal to the Bank’s prime rate of interest (currently 3%) plus 1%. We are obligated to pay a monthly fee of 0.25% of any undrawn portion of the credit facility. The borrowings under the credit facility is payable upon demand at any time. Borrowings under the agreements are collateralized by a Fixed and Floating Charge Demand Debenture (the “Debenture”) to the Bank in the face amount of CA$25 million, to secure payment of all debts and liabilities owed by Legend Canada to the Bank. The interest rate on amounts drawn under the Debenture, as well as interest that is past due, is the prime rate, plus 7% per annum. As further collateral, Legend Canada also executed an Assignment of Book Debts on October 19, 2011, that grants, transfers and assigns to the Bank a continuing and specific security interest in specific collateral of Legend Canada, including all debts, proceeds, accounts, claims, money and choses in action which currently or in the future are owing to Legend Canada. As of December 31, 2011 there was $5,094,042 in principal outstanding on the revolving credit facility. Legend Canada also has a $20,000 (CA$20,000) letter of guarantee outstanding, related to a company that provides third party processing to the Company.

Under the agreements, we must maintain a working capital ratio, exclusive of bank indebtedness, of at least 1 to 1. For purposes of this calculation, the undrawn availability under the revolving credit facility is added to current assets. We were in compliance with this debt covenant at December 31, 2011.

The revolving credit facility is subject to review by the Bank at future dates as determined by the Bank, and the Bank may increase or lower the maximum borrowing base subject to their review. Refer to note 12 for information relating to the December 31, 2011 National Bank review.

NOTE 9 – OPERATING LEASE

We lease office space under a noncancelable operating lease expiring in October 2016. Total rent expense under the agreement was $19,975 for the year ended December 31, 2011. Minimum future lease payments under the lease are $50,700 for each of the years through 2015, and $42,300 for 2016.

NOTE 10 – INCOME TAXES

The items accounting for the difference between income taxes computed at the statutory rates and the provision for income taxes (including the components of deferred tax assets and liabilities) are as follows for the years ended December 31:

	2011	2010
Net loss	$(6,049,335)	$(158,114)
Tax rate	31.64%	34.80%

Tax at statutory rate	(1,914,000)	(55,026)
Stock-based compensation	498,057	—
Property	27,421	1,517
Non taxable capital gain	(20,966)	—
Valuation allowance	1,409,488	53,509

Deferred tax asset	$—	$—

We established a valuation allowance for the full amount of the net deferred tax asset as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. The increase in the valuation allowance was $1,355,979 and $53,509 for 2011 and 2010, respectively. The net operating loss at December 31, 2011 is approximately $1.7 million, which will begin to expire during 2030. The tax years 2010 and 2011 remain open to examination by federal agencies and other jurisdictions in which we operate.

NOTE 11 – SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

All information set forth herein relating to our proved reserves, estimated future net cash flows and present values is taken or derived from reports prepared by Insite Petroleum Consultants Ltd and KLH Consulting. All of the information designated as Canada below relates to Legend Canada’s operations. The estimates of these engineers were based upon their review of production histories and other geological, economic, ownership and engineering data provided by and relating to us. No reports on our reserves have been filed with any federal agency. In accordance with the Securities and Exchange Commission’s (“SEC”) guidelines, our estimates of proved reserves and the future net revenues from which present values are derived are based on an unweighted 12-month average of the first-day-of-the-month price for the period January through December for that year held constant throughout the life of the properties. Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service, general and administrative expenses and income taxes.

Capitalized Costs relating to Oil and Gas Producing Activities

Capitalized costs relating to oil and gas producing activities are as follows:

	Canada	United States	Total
December 31, 2011:
Proved	$8,137,510	$855,283	$8,992,793
Unproved	8,196,594	138,786	8,335,380

Total capitalized costs	16,334,104	994,069	17,328,173
Accumulated depreciation, depletion, and amortization	(401,523)	(92,071)	(493,594)

Net capitalized costs	$15,932,581	$901,998	$16,834,579
December 31, 2010 :
Proved	$—	$—	$—
Unproved	—	628,600	628,600

Total capitalized costs	—	628,600	628,600
Accumulated depreciation, depletion, and amortization	—	—	—

Net capitalized costs	$—	$628,600	$628, 600

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Cost incurred in oil and gas property acquisition and development activities are as follows:

	Canada	United States	Total
Year Ended December 31, 2011:
Acquisition costs :
Proved	$9,567,701	$—	$9,567,701
Unproved	8,196,595	138,786	8,335,381
Exploration costs	13,849	—	13,849
Development costs	—	154,684	154,684

Total costs incurred	17,778,145	293,470	18,071,615
Year Ended December 31, 2010:
Acquisition costs :
Proved	$—	$—	$—
Unproved	—	628,600	628,600
Exploration costs	—	—	—
Development costs	—	—	—

Total costs incurred	$—	$628,600	$628,600

Results of Operations for Oil and Gas Producing Activities

The following table shows the results from operations for the periods ended December 31, 2011 and 2010 :

	Canada	United States	Total
Year Ended December 31, 2011:
Revenue	$620,589	$256,131	$876,720
Production expenses	271,507	195,816	467,323
Depletion, depreciation and amortization	401,522	92,071	493,593
Accretion	11,911	3,301	15,212
Impairment of oil and gas properties	1,558,036	—	1,558,036
Income tax expense (benefit)	—	—

Results of activities	$(1,622,387)	$(35,057)	$(1,657,444)
Year Ended December 31, 2010:
Revenues	$—	$16,320	$16,320
Production Expenses	—	16,027	16,027

Results of activities	$—	$293	$293

Oil and Gas Reserves

	Canada			United States	Total
	Oil (MBbls)	Gas (Mmcf)	NGL (MBbls)	Oil (MBbls)	Oil (MBbls)	Gas (Mmcf)	NGL (Bbls)	Total (MBoe)
Proved reserves at December 31, 2010	—	—	—	—	—	—	—	—
Production	(4.3)	(79.3)	(0.5)	(3.0)	(7.3)	(79.3)	(0.5)	(21.0)
Purchases of reserves	247.8	1,464.7	5.0	—	247.8	1,464.7	5.0	497.0
Extensions and discoveries	—	—	—	103.1	103.1	—	—	103.1

Proved reserves at December 31, 2011	243.5	1,385.4	4.5	100.1	343.6	1,385.4	4.5	579.1
PROVED DEVELOPED RESERVES:
December 31, 2010	—	—	—	—	—	—	—	—
December 31, 2011	201.1	1,238.2	4.5	26.3	227.4	1,238.3	4.5	438.4
PROVED UNDEVELOPED RESERVES:
December 31, 2010	—	—	—	—	—	—	—	—
December 31, 2011	42.4	147.2	—	73.8	116.2	147.1	—	140.7

Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth as of December 31, 2011, the estimated future net cash flow from and Standardized Measure of Discounted Future Net Cash Flows (“Standardized Measure”) of our proved reserves, which were prepared in accordance with the rules and regulations of the SEC and the Financial Accounting Standards Board. Future net cash flow represents future gross cash flow from the production and sale of proved reserves, net of crude oil, natural gas and natural gas liquids production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs. The calculations used to produce the figures in this table are based on current cost and price factors at December 31, 2011.

Standardized Measure relating to proved reserves:

	Canada	United States	Total
December 31, 2011 :
Future cash inflows	$27,706,444	$8,243,851	$35,950,295
Future production costs:	12,104,423	3,910,968	16,015,391
Future development costs	3,588,062	280,000	3,868,062

Future cash flows before income taxes	12,013,959	4,052,883	16,066,842
Future income taxes	114,062	—	114,062

Future net cash flows after income taxes	11,899,897	4,052,883	15,952,780
10% annual discount for estimated timing of cash flows	(4,318,654)	(1,339,913)	(5,658,567)

Standardized measure of discounted future net cash flows	$7,581,243	2,712,970	$10,294,213

The following reconciles the change in the Standardized Measure :

	Canada	United States	Total
Beginning of year	$—	$—	$—
Changes from:
Purchases of proved reserves	7,601,892	—	7,601,892
Sales of producing properties	—	—	—
Extensions, discoveries and improved recovery, less related costs	—	2,772,970	2,772,970
Sales of natural gas, crude oil and natural gas liquids produced, net of production costs	(350,000)	(60,000)	(410,000)
Revision of quantity estimates	—	—	—
Accretion of discount	—	—	—
Change in income taxes	(114,062)	—	(114,062)
Changes in estimated future development costs	(3,450,105)	—	(3,450,105)
Development costs incurred that reduced future development costs	—	—	—
Change in sales and transfer prices, net of production costs	—	—	—
Changes in production rates (timing) and other	3,893,517	—	3,893,517

End of year	$7,581,253	$2,712,970	$10,294,213

NOTE 12 – SUBSEQUENT EVENT

Revolving credit facility

Subject to the terms and conditions of Legend Canada’s revolving credit facility with National Bank of Canada, a review was conducted in early 2012. As a result of this review by the Bank, it was determined that the reserves underlying the facility had decreased in value, and as such the maximum borrowing base would be decreased accordingly. The revised borrowing base was set at CA$4,000,000 ($3,998,800USD), with a scheduled review of May 31, 2012. Concurrently, we arranged a Bridge facility of CA$1,500,000 ($1,499,550USD) to supplement the revolving credit facility, for a total of CA$5,500,000 ($5,498,350USD) in borrowing base from National Bank of Canada. Borrowings under the bridge facility bear interest at the Bank’s prime rate of interest plus 2.0%. In order to induce the Bank to revise the credit facility, Legend Oil and Gas, Ltd provided a guarantee under the revised credit facility. All of the borrowings under the revised credit facility are payable upon demand at any time.

Put Agreements

As discussed in Note 6, the August 10, 2011 preferred stock issuance and October 20, 2011 common stock issuance both had a put right, based our ability to have our Common Shares listed on a market more senior than the OTCBB on or before March 31, 2012. As of the date of this Report, we have not obtained a senior listing for our Common Shares and these put rights will become exercisable on April 1, 2012. We are currently in discussions with Sovereign and the holders of our convertible preferred stock whether they would be willing to extend the March 31 deadline or to waive their put rights. As of the date of this Report, we have received signed waivers from the holders of our convertible preferred stock of their put rights in consideration for our issuance to them of additional Common Shares; however, these waivers are contingent on Sovereign also agreeing to waive its rights. Sovereign has verbally indicated that it is willing to agree to a standstill agreement to not exercise the put rights while we continue in discussions.

Share Issuance

Under the security price guarantee described in Note 3, we are required to issue additional Common Shares to Sovereign if the volume weighted average trading price (VWAP) of our Common Shares falls below threshold amounts during certain specified 10-day periods upon the registration statement being declared effective on March 15, 2012. During this first VWAP period (March 8 through March 21, 2012), the volume weighted average trading price of our Common Shares was $0.8992. As a result, we are obligated to issue an additional 4,348,8551 Common Shares to Sovereign; provided, however, that the agreement provides that we cannot issue shares to Sovereign that would cause it to become a 10% shareholder, unless Sovereign expressly waives this limitation. As of the date of this Report, Sovereign has not waived the 10% limitation, and we are currently obligated to issue approximately 1,650,000 Common Shares. We have not yet issued any of these additional Common Shares to Sovereign.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Control and Procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).

Management, under the supervision and with the participation of our President and our Chief Financial Officer evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2011. Based on that evaluation, the President and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that our receipts and expenditures are made in accordance with management authorization; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting, however well designed and operated can provide only reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Management, under the supervision and with the participation of our President and our Chief Financial Officer conducted an evaluation of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally management’s report was not subject to attestation by our registered public accounting firm pursuant to the permanent exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 for non-accelerated filers.

ITEM 9B.	OTHER INFORMATION.

See “BUSINESS – Recent Developments” in Item 1 of this Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As of March 26, 2012, our Board of Directors consists of four directors and we have two executive officers. The term of office of each director expires at the next annual meeting of our shareholders. Directors serve until their respective successors have been elected and qualified. Executive officers are appointed by and serve at the pleasure of the Board of Directors.

Set forth below is biographical information for each of our current directors.

Name	Age	Position	Director Since
Marshall Diamond-Goldberg	58	President and Director	September 2010
James Vandeberg	68	Vice President, Chief Financial Officer, Secretary and Director	May 2010
John F. Busey	64	Director	February 2012
Alan Jochelson	53	Director	February 2012

Name of Director	Background / Experience

Marshall Diamond-Goldberg	Mr. Diamond-Goldberg has served as our President and a director since September 1, 2010. He also serves as President and a director of Legend Canada. Mr. Diamond-Goldberg is a professional geologist with over 30 years’ experience in the oil and gas sector. From August 2010 until his resignation on July 1, 2011, he held the position of director of International Sovereign Energy Corp., an oil and gas exploration and production company. Since 1997, Mr. Diamond-Goldberg has been the President of Marlin Consulting Corporation providing services to oil and gas companies. From July 2008 until April 2011, he served as President, a director and chairman of reserve reporting for JayHawk Energy Inc., a publicly traded oil and gas company. He was the President, co-founder and director of Manhattan Resources Ltd., a TSX listed and publicly traded junior oil and gas production and exploration company, between 1997 and 2001 and subsequently held the same post at Trend Energy Inc. and Strand Resources Ltd., both private oil and gas producers until their sales in May 2004 and in 2008, respectively. Mr. Diamond-Goldberg is a member of the American Societies of Professional Geologists, as well as the Association of Professional Engineers, Geologists and Geophysicists of Alberta. We believe Mr. Diamond-Goldberg is qualified to serve on our Board of Directors because of his extensive knowledge and experience in the oil and gas industry, and his prior service as an executive officer and director with other public companies.

James Vandeberg	Mr. Vandeberg has served as a director and executive officer since May 18, 2010. He has been an attorney practicing in Seattle, Washington since 1996. He specializes in corporate finance with an emphasis on securities and acquisitions. Prior to practicing in Seattle, he was corporate counsel and secretary to Denny’s Inc. and Carter Hawley Hales Stores, Inc., each listed on the NYSE. He graduated from NYU Law School in 1969 where he was a Root-Tilden Scholar and holds a BA degree in accounting from the University of Washington. Mr. Vandeberg is a director of American Sierra Gold Corp.,

Name of Director	Background / Experience

REGI US, Inc., IAS Energy, Inc. and ASAP Holdings, Inc., all of which are publicly reporting companies with capital stock traded on the OTCBB. We believe Mr. Vandeberg is qualified to serve on our Board of Directors because of his prior service on other public company boards of directors and his legal background contributes legal expertise in matters of business and securities law.

John F. Busey	Mr. Busey was appointed to our board of directors on February 7, 2012. Mr. Busey is currently retired and has more than 30 years of senior executive financial experience. From April 2006 until his retirement in August 2008, Mr. Busey served as chief financial officer of Pacific Crest Communities, a Southern California based homebuilder, where he was responsible for capital and financial controls and overseeing its credit facilities. From July 1999 through June 2001, Mr. Busey was the president and a director of Cyber Merchants Exchange, a technology company quoted on the OTCBB, where he was charged with raising debt and equity capital and implementing a complex business plan. Mr. Busey’s prior experience includes senior executive experience in the areas of finance, banking and investment functions, mergers and acquisitions, divestitures, corporate restructurings and recapitalizations. Mr. Busey received his B.S. in Finance and Economics, from Menlo School of Business, and his M.B.A. from the University of Southern California. He also completed the Senior Executive Financial Management Program at Stanford University’s Graduate School of Business. We believe Mr. Busey is qualified to serve on our Board of Directors because his prior service as chief financial officer and senior executive experience with other companies contribute management experience and financial and accounting expertise.

Alan Jochelson	Mr. Jochelson was appointed to our board of directors on February 7, 2012. Mr. Jochelson is currently an attorney and partner with Gowling Lafleur Henderson LLP, a Canadian law firm in its Calgary, Alberta office, where he has been since 2003. He practices in the areas of corporate finance and corporate and commercial transactions with a particular emphasis on mergers, acquisitions, divestitures, reorganizations and financings. Mr. Jochelson has held various law firm management and leadership positions, including serving on national and regional management committees. Mr. Jochelson regularly provides boards of directors with strategic counsel in the context of material transactions and normal course corporate governance matters and acts regularly in respect to cross-border and private and public market transactions. He also has specific industry knowledge and expertise in the energy, power and related industries. Mr. Jochelson previously practiced law at Code Hunter Wittmann, where he was a partner from 1994-1999. From 1999-2002, Mr. Jochelson was a partner at Ernst & Young and its affiliated law firm, Donahue & Partners LLP. When Donahue & Partners LLP merged with McCarthy Tétrault LLP in 2002, Mr. Jochelson served as a partner there as well. He has also sat on numerous boards of private and Canadian public corporations and not-for-profit organizations. Mr. Jochelson received his B.A. and J.D. from the University of Calgary. We believe Mr. Jochelson is qualified to serve on our Board of Directors because of his knowledge in the energy, power and related industries and his legal expertise in matters of commercial transactions, corporate governance and strategic transactions.

Mr. Vandeberg and Mr. Diamond-Goldberg devote their full-time efforts to our business activities.

Mr. Diamond-Goldberg serves as our President pursuant to the terms of a consulting services agreement between us and Marlin Consulting Corp. Marlin Consulting Corp. is an Alberta, Canada corporation that is wholly-owned by Mr. Diamond-Goldberg. The term of the consulting services agreement is for one year and renews automatically on the anniversary of its effective date, September 1, 2010, unless otherwise terminated by the parties as provided therein. Under the consulting services agreement, Mr. Diamond-Goldberg is also entitled a gross-up to cover applicable taxes and expense reimbursement for approved expenses incurred on our behalf or Legend Canada.

None of our directors or executive officers is related by blood, marriage or adoption.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Reporting Persons are also required by SEC regulations to furnish us with copies of all such ownership reports they file. SEC regulations also require us to identify in this Report any Reporting Person who failed to file any such report on a timely basis.

Except as set forth below, we believe that all Reporting Persons complied with all applicable Section 16(a) filing requirements for fiscal year 2011, based solely on our review of the copies of such reports received or written communications from certain Reporting Persons:

•	Marshall Diamond-Goldberg had one late Form 4, reporting one transaction (the grant to him of stock options in December 2011); and

•	James Vandeberg had one late Form 4, reporting one transaction (the grant to him of stock options in December 2011).

Code of Ethics

We have a Code of Ethics that applies to our President, Chief Financial Officer principal accounting officer, controller, and all other persons performing accounting, finance or similar functions for us. A copy of the Code of Ethics is included as Exhibit 14.1 to this Report and is available on our corporate website at http://legendoilandgas.com in the section “About Legend”.

Audit Committee

During 2011, our entire Board of Directors served the role of the audit committee. In February 2012, we established a separately designated audit committee of the Board consisting of two independent directors, John Busey and Alan Jochelson. Our Board has determined that Mr. Busey qualifies as an “audit committee financial expert” within the meaning of SEC rules. Each of the directors on the audit committee qualifies as an “independent director” within the meaning of Securities and Exchange Commission (“SEC”) rules and the listing standards of The Nasdaq Stock Market.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows all compensation awarded, earned by or paid to Mr. Marshall Diamond-Goldberg, our President, and Mr. James Vandeberg, our Chief Financial Officer (our “NEOs”) for each of the fiscal years ended December 31, 2011 and 2010:

Name and Principal Position	Year	Salary		Bonus		Option Awards		All Other Compensation		Total Compensation
		($)		($)		($)		($)		($)
Marshall Diamond- Goldberg	2011	$206,313	(1)	$60,000	(2)	$1,451,805	(3)	$9,650	(4)	$1,727,768
President	2010	24,000		—		—		1,200	(4)	25,200

James Vandeberg	2011	154,999	(5)	50,000	(2)	1,306,624	(3)	—		1,511,623
Chief Financial Officer, Vice President, and Secretary	2010	37,500		—		—		—		37,500

(1)	Marlin Consulting Corp., of which Mr. Diamond-Goldberg is the sole beneficial owner, was paid $8,000 per month in fees from us in accordance with the consulting services agreement entered into by and between us and Marlin Consulting Corp. effective September 1, 2010. Effective July 1, 2011, Mr. Diamond-Goldberg’s compensation was increased to $26,250 per month.

(2)	On October 24, 2011, we awarded bonuses to management in recognition of the completion of the acquisition of the Sovereign Assets. Those bonuses were in the following amounts: $60,000 to Mr. Diamond-Goldberg and $50,000 to Mr. Vandeberg.
(3)	The amounts reported in the Option Awards column represent the grant date fair value of such awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 6 to the Notes to Consolidated Financial Statements in this Report regarding the assumptions underlying the valuation of equity awards.
(4)	Mr. Vandeberg’s salary was $5,000 per month from June 2010 to July 2011. Effective July 1, 2011, Mr. Vandeberg’s compensation was increased to $20,833 per month.
(5)	Represents tax gross-up payments paid to Mr. Diamond-Goldberg to cover applicable taxes as a Canadian citizen.

Compensation Philosophy and Objectives

Our executive compensation program that we apply to our NEOs will be designed to attract and retain qualified and experienced executives who will contribute to our success. The executive compensation program is designed to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. The Board of Directors has sole and unfettered discretion with respect to decisions regarding the compensation of the NEOs.

Elements of Compensation

Our executive compensation program is anticipated to consist of two components: (i) base compensation, and (ii) a long-term compensation component in the form of stock options and stock awards. Both components are determined and administered by the Board of Directors. The stock incentive component is expected to form an essential part of the NEOs’ compensation.

Base Compensation

Base compensation for the NEOs is reviewed from time to time and set by the Board of Directors, and is based on the individual’s job responsibilities, contribution, experience and proven or expected performance, as well as to market conditions. In setting base compensation levels, consideration will be given to such factors as level of responsibility, experience and expertise. Subjective factors such as leadership, commitment and attitude will also be considered.

Stock Options and Awards

To provide a long-term component to the executive compensation program, our executive officers, directors, employees and consultants may be granted Options and Awards (as those terms are defined below) under our 2011 Stock Incentive Plan. The maximization of shareholder value is encouraged by granting equity incentive awards. The President will make recommendations to the Board of Directors for the other executive officers and key employees. These recommendations take into account factors such as equity compensation given in previous years, the number of Options and Awards outstanding per individual and the level of responsibility.

Narrative Disclosure to Summary Compensation Table

We have a consulting services agreement with Marlin Consulting Corp., of which Mr. Diamond-Goldberg is the sole owner, effective September 1, 2010. Pursuant to this agreement, Mr. Diamond-Goldberg serves as our President and as a consulting expert to us due to his specialized skills and extensive knowledge in the oil and gas industry, corporate finance and management. The agreement provides that Marlin Consulting Corp. is to be compensated at $6,000 per month during 2010 and $8,000 per month beginning in January 2011 and thereafter until the agreement terminates, plus a gross-up to cover applicable taxes and expense reimbursement for approved expenses. Effective July 1, 2011, the base compensation amount was increased by the Board of Directors to $26,250 per month. The term of the agreement is for one year and renews automatically on the anniversary of its effective date unless otherwise terminated by the parties. Mr. Diamond-Goldberg is to be reimbursed for out-of-pocket expenses reasonably incurred by him on our behalf or on behalf of Legend Canada.

Mr. Diamond-Goldberg is eligible to participate in our 2011 Stock Incentive Plan or any bonus plan approved by the Board of Directors as provided in his agreement with us. During 2011, Mr. Diamond-Goldberg was granted two stock option awards, each for 500,000 Common Shares, pursuant to our 2011 Stock Incentive Plan, with an exercise price equal to the closing price of our Common Shares on the date of the grant. Each option vests at the following schedule: one-third is fully vested upon grant, one-third vests on the one-year anniversary of the date of grant, and the final one-third vests on the two-year anniversary of the date of grant, in each case subject to his continued employment.

We do not have an employment or consulting agreement with Mr. James Vandeberg and his employment is at will. In 2010 the Board of Directors committed to paying Mr. Vandeberg $5,000 per month for his services as an executive officer. Effective July 1, 2011, the Board of Directors increased that amount to $20,833 per month. Mr. Vandeberg is to be reimbursed for out-of-pocket expenses reasonably incurred by him on our behalf or on behalf of Legend Canada.

Mr. Vandeberg is eligible to participate in our 2011 Stock Incentive Plan or any bonus plan approved by the Board of Directors. During 2011, Mr. Vandeberg was granted two stock option awards, each for 450,000 Common Shares, pursuant to our 2011 Stock Incentive Plan, with an exercise price equal to the closing price of our Common Shares on the date of the grant. Each option vests at the following schedule: one-third is fully vested upon grant, one-third vests on the one-year anniversary of the date of grant, and the final one-third vests on the two-year anniversary of the date of grant, in each case subject to his continued employment.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table presents information about unexercised stock options held by each of the NEOs as of December 31, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Marshall Diamond-Goldberg	166,666	333,334	$2.17	11-01-2021
	166,666	333,334	0.99	12-14-2021
James Vandeberg	150,000	300,000	$2.17	11-01-2021
	150,000	300,000	0.99	12-14-2021

Director Compensation

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, the Board of Directors considers the significant amount of time that directors expend in fulfilling their duties as well as the skill level required of members of the Board of Directors.

In addition to cash and stock-based compensation, non-employee directors are reimbursed for their out-of-pocket expenses, in accordance with our reimbursement policies, incurred in attending meetings of the Board of Directors and committee meetings and conferences with our senior management. We also maintain directors’ and officers’ liability insurance on all of our directors and executive officers. Directors who are our employees receive no compensation for their service as directors.

During 2011, our Board of Directors consisted solely of Messrs. Diamond-Goldberg and Vandeberg. We did not pay any additional compensation to these directors for their service as a director during 2011, and their compensation was solely for their service as executive officers.

On February 7, 2012, we increased the size of the Board to four directors and appointed two new independent directors to the Board, and we adopted the following compensation for our non-employee directors:

Cash Compensation

Non-employee Director Board Meeting Attendance Fee (in person or telephonic)	$1,000
Non-employee Director Committee Meeting Attendance Fee (in person or telephonic)	1,000
Chair of Board Committee Annual Retainer	3,000

Equity Compensation

Beginning from February 7, 2012, each non-employee director receives an annual stock option grant for 20,000 shares of common stock, with an exercise price equal to the fair market value of the common stock on the date of grant and a term of ten years. The stock option awards are fully vested on the date of grant.

2011 Stock Incentive Plan

On May 3, 2011, our Board of Directors adopted the Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan (the “Plan”). The 2011 Stock Incentive Plan provides for the grant of options (“Options”) to purchase Common Shares, and stock awards (“Awards”) consisting of Common Shares, to eligible participants, including our directors, executive officers, employees and consultants. The terms and conditions of the 2011 Stock Incentive Plan apply equally to all participants. We have reserved a total of 4,500,000 Common Shares for issuance under the Plan. As of January 10, 2012, there are outstanding Options for a total of 2,800,000 Common Shares, none of which have been exercised, and no Awards have been granted. The 2011 Stock Incentive Plan in its adopted form is incorporated by reference as Exhibit 10.8 to this Annual Report.

The Plan Administrator, which is currently the Board of Directors, may designate which of our directors, officers, employees and consultants are to be granted Options and Awards. The Plan Administrator has the authority, in its sole discretion, to determine the type or types of awards to be granted under the Plan. Awards may be granted singly or in combination.

Options

The 2011 Stock Incentive Plan allows for the award of “incentive stock options” and “non-qualified stock options”. Options may be granted by the Plan Administrator, in compliance with the requirements of the stock exchange on which the Common Shares may be listed or quoted. The Plan Administrator further determines the exercise price and other terms associated with any Options granted under the Plan, subject to the rules of the applicable stock exchange. The Options vest and expire on dates set by the Plan Administrator, being not more than ten years from the date of grant, provided that any outstanding Options will expire on a date not exceeding 90 days following the date that the holder ceases to be an officer, director, employee or consultant, for any reason other than retirement, death, permanent disability or termination for cause (as defined in the Plan). Options granted under the Plan are non-assignable.

Awards

The Plan Administrator is authorized to make Awards of Common Shares on such terms and conditions and subject to such repurchase or forfeiture restrictions, if any (which may be based on continuous service with us or the achievement of performance goals related to profits, profit growth, profit related return ratios, cash flow or total shareholder return, where such goals may be stated in absolute terms or relative to comparison companies), as the Plan Administrator shall determine, in its sole discretion, which terms, conditions and restrictions shall be set forth in the instrument evidencing the Award. The terms, conditions and restrictions that the Plan Administrator shall have the power to determine shall include, without limitation, the manner in which Common Shares subject to Awards are held during the periods they are subject to restrictions and the circumstances under which repurchase or forfeiture of the Award shall occur by reason of a participant’s termination of service.

Upon the satisfaction of any terms, conditions and restrictions prescribed in respect to an Award, or upon a participant’s release from any terms, conditions and restrictions of an Award, as determined by the Plan Administrator, we shall release, as soon as practicable, to a participant or, in the case of a participant’s death, to the personal representative of a participant’s estate or as the appropriate court directs, the appropriate number of Common Shares. Notwithstanding any other provisions of the 2011 Stock Incentive Plan, the Plan Administrator may, in its sole discretion, waive the repurchase or forfeiture period and any other terms, conditions or restrictions on any Award under such circumstances and subject to such terms and conditions as the Plan Administrator shall deem appropriate.

To the extent not previously exercised or settled, and unless otherwise determined by the Plan Administrator in its sole discretion, Options and Awards shall terminate immediately prior to our corporate dissolution or liquidation. To the extent a forfeiture provision or repurchase right applicable to an Award has not been waived by the Plan Administrator, the Award shall be forfeited immediately prior to the consummation of the dissolution or liquidation.

Potential Payments upon Resignation, Retirement, or Change of Control

We do not have any plans or agreements that are specific and unique to executive officers regarding termination of employment or a change of control of the Company.

Our 2011 Stock Incentive Plan provides for accelerated vesting of all unvested stock options and unvested restricted stock awards upon a “company transaction” (as defined in the Plan), irrespective of the scheduled vesting date for these awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information with respect to the beneficial ownership of our Common Shares as of March 26, 2012, by our directors, named executive officers, and directors and executive officers as a group, as well as each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of our Common Shares. As of March 26, 2012, there were 50,642,516 Common Shares issued and outstanding.

The percentages of Common Shares beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. To our knowledge, unless indicated in the footnotes to the table, each beneficial owner named in the tables below has sole voting and sole investment power with respect to all shares beneficially owned.

The address for each of our officers and directors is c/o our corporate offices at 1420 5th Avenue, Suite 2200, Seattle, WA 98101.

Name and Address	Number of Common Shares	Percentage Ownership
Officers and Directors
Marshall Diamond-Goldberg (1)	6,389,332	12.5
James Vandeberg (2)	6,256,000	12.3
John F. Busey (3)	20,000	**
Alan Jochelson (4)	20,000	**
All Directors and Executive Officers as a Group (4 persons)	12,685,332	24.7

5% Shareholders
Wayne Gruden (5) 600 Union Street, Suite 4500 Seattle, Washington 98106	3,878,000	7.7

International Sovereign Energy Corp. (5) 1750 – 801 6th Avenue SW Calgary, Alberta	3,552,516	7.0

Lance Investments SA (6) East 53rd Street Marbella Swiss Bank Building, 2nd Floor Panama City, Panama	2,824,440	5.6

Shine Ventures Ltd. (6) Bahnof Strasse #3 Postal 8001 Zurich, Switzerland	2,700,000	5.3

**	Less than one percent
(1)	Mr. Diamond-Goldberg beneficially owns these shares through Marlin Consulting Corp., of which he is the sole shareholder. The shares beneficially owned by Mr. Diamond-Goldberg include 333,332 Common Shares underlying stock options that are currently exercisable.
(2)	The shares beneficially owned by Mr. Vandeberg include 300,000 Common Shares underlying stock options that are currently exercisable. In 2010, Mr. Vandeberg gifted Common Shares to two other persons; Mr. Vandeberg retains no voting or dispositive power over such shares and disclaims beneficial ownership over the shares held by such persons. See “DESCRIPTION OF BUSINESS – Background.”
(3)	The shares beneficially owned by Mr. Busey consist solely of 20,000 Common Shares underlying stock options that are currently exercisable.
(4)	The shares beneficially owned by Mr. Jochelson consist solely of 20,000 Common Shares underlying stock options that are currently exercisable
(5)	This number does not include the Common Shares to be issued to Sovereign in connection with the VWAP provisions of the Asset Purchase Agreement. See “BUSINESS – Purchase of Canadian Assets 2011.”
(6)	The information for such 5% shareholder is based on the list of record holders maintained by our stock transfer agent. Such shareholder has not filed a Schedule 13D with the SEC disclosing its greater than five percent ownership.

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information as of December 31, 2011, regarding our Common Shares that may be issued upon the exercise of options under our 2011 Stock Incentive Plan. See also Note 6 in the Notes to Consolidated Financial Statements included in this Report.

	(a)	(b)	(c)
Plan Category	No. of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	No. of Shares Available for Future Issuance, excluding securities reflected in Column (a)
Equity Compensation Plans Approved by Shareholders	—	—	—
Equity Compensation Plans Not Approved by Shareholders (1)	2,840,000	$1.57	1,660,000
TOTAL	2,840,000	$1.57	1,660,000

(1)	On May 3, 2011, our Board of Directors adopted the Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan, which is our only equity compensation plan. We have reserved a total of 4,500,000 Common Shares for issuance under the Plan. The 2011 Stock Incentive Plan has not been approved by our shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Except as set forth below, we are not aware of any material interest, direct or indirect, of any of our directors or executive officers, any person beneficially owning, directly or indirectly, 10% or more of our voting securities, or any associate or affiliate of such person in any transaction since the beginning of the last fiscal year or in any proposed transaction which in either case has materially affected or will materially affect us.

•

We lease office space for our principal executive offices from the law offices of Mr. Vandeberg, our director and executive officer. Our lease arrangement began in May 2010, at a rate of $500 per month for the 2010 fiscal year. The monthly rent was increased to $575 per month from January 1, 2011 to May 30, 2011. On June 1, 2011, Mr. Vandeberg moved office locations and our monthly rent increased to $1,000 per month. On October 1, 2011 the monthly rent was increased to $1,900. We plan to use space provided by Mr. Vandeberg until it is no longer suitable for our operations or circumstances demand otherwise.

•

During fiscal 2010 and 2011, we retained a law firm of which Mr. Vandeberg is the sole member for legal services. We paid $13,886 to Mr. Vandeberg’s law firm for services rendered in fiscal 2010 and approximately $116,346 in fiscal 2011. We do not intend to use Mr. Vandeberg’s law firm for legal services during 2012.

•

Mr. Diamond-Goldberg previously served as a director of International Sovereign Energy Corp. from August 2010 until his resignation on July 1, 2011. As described in this Report, we entered into an Asset Purchase Agreement with International Sovereign Energy Corp. and acquired the Sovereign Assets on October 20, 2011. The terms of our acquisition of the Sovereign Assets was determined through independent negotiation between James Vandeberg, our Vice President and Chief Financial Officer, and Sharad Mistry, Sovereign’s Chief Executive Officer and Chief Financial Officer. Mr. Diamond-Goldberg recused himself from all negotiations with respect to the transaction.

•

We have a consulting services agreement with Marlin Consulting Corp., of which Mr. Diamond-Goldberg is the sole owner, which was made effective September 1, 2010. Pursuant to this agreement, Mr. Diamond-Goldberg serves as our President and as a consulting expert to us due to his specialized skills and extensive knowledge in the oil and gas industry, corporate finance and management. The agreement provides that Marlin Consulting Corp. is to be compensated at $6,000 per month during 2010 and $8,000 per month beginning in January 2011 and thereafter until the agreement terminates, plus a gross-up to cover applicable taxes and expense reimbursement for approved expenses. Effective July 1, 2011, the base compensation amount was increased by the Board of Directors to $26,250 per month. The term of the agreement is for one year and renews automatically on the anniversary of its effective date unless otherwise terminated by the parties. Mr. Diamond-Goldberg is to be reimbursed for out-of-pocket expenses reasonably incurred by him on our behalf or on behalf of Legend Canada. Mr. Diamond-Goldberg is eligible to participate in our 2011 Stock Incentive Plan or any bonus plan approved by the Board of Directors as provided in his agreement with us.

Conflicts of Interest

Our business raises potential conflicts of interest between certain with our officers and directors. Certain of our directors are directors of other natural resource companies and, to the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation. In the event that such a conflict of interest arises at a meeting of the Board of Directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict.

Mr. Marshall Diamond-Goldberg is our executive officer, director and shareholder, and he is also a former director of Sovereign. We have not found any reason to be concerned with this potential conflict of interest since Mr. Diamond-Goldberg resigned as a member of the board of directors of Sovereign effective as of July 1, 2011, and he was not involved on Sovereign’s behalf in negotiating the terms of the Asset Purchase Agreement.

Director Independence

Because our Common Shares are not currently listed on a national securities exchange, we have used the definition of “independence” of The Nasdaq Stock Market to determine whether our directors are independent. We have determined that Messrs. Busey and Jochelson qualify as “independent” in accordance with the published listing requirements of The Nasdaq Stock Market and for purposes of Section 16 of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Peterson Sullivan LLP audited our financial statements for the years ended December 31, 2011 and 2010.

Policy for Approval of Audit and Permitted Non-Audit Services

The Board of Directors, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the shareholders. During 2011 and 2010, the Board of Directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed below, and determined that the provision of such services by our independent registered public accounting firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Audit and Related Fees

The following table sets forth the aggregate fees billed by Peterson Sullivan for professional services rendered in fiscal years ended December 31, 2011 and 2010.

	2011	2010
Audit Fees (1)	$48,398	—
Audit-Related Fees (2)	—	—
Tax Fees (3)	4,359	—
All Other Fees	—	—

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings.
(2)	“Audit-Related Fees” generally represent fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.
(3)	“Tax Fees” generally represent fees for tax advice.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report are as follows:

1)	Financial Statements: The consolidated financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this Report.

2)	Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3)	Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2012.

LEGEND OIL AND GAS, LTD.

By:	/s/ James Vandeberg
James Vandeberg
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Marshall Diamond-Goldberg Marshall Diamond-Goldberg	President and Director (Principal Executive Officer)	March 30, 2012

/s/ James Vandeberg James Vandeberg	Chief Financial Officer, Vice President, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 30, 2012

/s/ John Busey John Busey	Director	March 30, 2012

Alan Jochelson	Director

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the document to which it is cross referenced is made.

Exhibit No.	Description	Location

3.1	Amended and Restated Articles of Incorporation dated January 29, 2007	Incorporated by reference herein from our report on Form 8-K dated January 29, 2007, filed with the SEC on January 30, 2007.

3.2	First Articles of Amendment to the Amended and Restated Articles of Incorporation dated October 4, 2010	Incorporated by reference herein from our definitive Information Statement filed with the SEC on October 19, 2010.

3.3	Articles of Amendment to the Articles of Incorporation dated August 12, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.

3.4	Bylaws dated November 29, 2000	Incorporated by reference herein from our registration statement on Form 10-SB, filed with the SEC on April 25, 2002.

4.1	Specimen Legend Oil and Gas, Ltd. Common Stock Certificate	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.

4.2	Form of Warrant issued to Iconic Investment Co.	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.

4.3	Form of Warrant issued in connection with August 2011 unit financing	Incorporated by reference herein from our report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 12, 2011.

4.4	Specimen Legend Oil and Gas, Ltd. Convertible Preferred Stock Certificate	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.1*	Consulting Agreement by and between Marlin Consulting Corp. and Legend dated September 1, 2010	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.

10.2	Agreement for Purchase and Sale by and between Piqua Petro, Inc. and the Company dated October 20, 2010 (Piqua Project)	Incorporated by reference herein from our report on Form 8-K dated October 29, 2010, filed with the SEC on November 4, 2010.

10.3	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated February 25, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.

10.4	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 23, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.

10.5	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 30, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.

10.6	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated January 21, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.

10.7	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated April 28, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.

10.8A*	Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan, as amended	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012

10.8B*	Form of Stock Option Agreement under 2011 Stock Incentive Plan	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012

10.9	Form of Subscription Agreement in connection with August 2011 unit financing	Incorporated by reference herein from our report on Form 10-Q for the period ended June 30, 2011, and filed with the SEC on August 12, 2011.

10.10A	Asset Purchase Agreement by and among International Sovereign Energy Corp., Legend Oil and Gas, Ltd., and Legend Energy Canada Ltd. dated September 13, 2011	Incorporated by reference herein from our report on Form 8-K dated September 12, 2011, filed with the SEC on September 16, 2011.

10.10B	Amending Agreement to Asset Purchase Agreement, by and among International Sovereign Energy Corp., Legend Oil and Gas, Ltd., and Legend Energy Canada Ltd. dated October 20, 2011	Incorporated by reference herein from our report on Form 8-K/A dated October 20, 2011, filed with the SEC on November 23, 2011

10.11	Credit Facility Offering Letter by and between National Bank of Canada and Legend Energy Canada Ltd. dated August 15, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.

10.12	Acknowledgment of Debt Revolving Demand Credit Agreement by and between National Bank of Canada and Legend Energy Canada Ltd. dated August 15, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.

10.13	Fixed and Floating Charge Demand Debenture by and between National Bank of Canada and Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.14	Pledge by Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.15	Assignment of Book Debts by Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.16	Negative Pledge and Undertaking by and between National Bank of Canada and Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.17	Amending Offering Letter by and among National Bank of Canada, Legend Energy Canada Ltd. and the Company dated March 26, 2012	Filed herewith.

10.18	CA$1.5 million Variable Rate Demand Note by Legend Energy Canada Ltd. in favor of National Bank of Canada	Filed herewith.

10.19	Office Space Lease by and between Dundeal Canada (GP) Inc. and Legend Energy Canada Ltd., dated October 17, 2011	Incorporated by reference herein from our report on Form 8-K/A dated October 20, 2011, filed with the SEC on November 23, 2011

10.20*	Summary of Non-Employee Director Compensation	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012

10.21*	Form of Director Indemnification Agreement	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012

14.1	Code of Ethics	Filed herewith.

21.1	Subsidiaries	Incorporated by reference herein from our report on Form 8-K/A dated October 20, 2011, filed with the SEC on November 23, 2011

23.1	Consent of KLH Consulting	Filed herewith.

23.2	Consent of Insite Petroleum Consultants Ltd.	Filed herewith.

23.3	Consent of Peterson Sullivan LLP	Filed herewith.

31.1	Certification by Marshall Diamond-Goldberg, President, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification by James Vandeberg, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification by Marshall Diamond-Goldberg, President, and James Vandeberg, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.1	Reserve Report of KLH Consulting (as of December 31, 2011), dated March 1, 2012	Filed herewith.

99.2	Reserve Report of InSite Petroleum Consultants Ltd. (as of December 31, 2011), dated March 1, 2012	Filed herewith.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.