Form 10-K/A
period 2011-12-31
Legend Oil & Gas, Ltd.
filed 2012-05-10
CIK 1140414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

Form 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-49752

LEGEND OIL AND GAS, LTD.

(Exact name of registrant as specified in its charter)

Colorado	84-1570556
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Documents Incorporated By Reference:

None.

EXPLANATORY NOTE

The sole purpose of this Amendment on Form 10-K/A to the Annual Report on Form 10-K of Legend Oil and Gas, Ltd. (the “Company”), for the year ended December 31, 2011, is to check the box on the cover page to indicate that the Company is not a shell company (which box was inadvertently left unchecked on the cover page of the original Form 10-K). Aside from the inclusion with this Amendment of new certifications required by Rules 12b-15, 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended, no other change is being made to the original Form 10-K. We have not made any updates to the original Form 10-K to reflect any information or events occurring subsequent to the date of filing of the original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2012.

LEGEND OIL AND GAS, LTD.

By:	/s/ James Vandeberg
James Vandeberg
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date
/s/ Marshall Diamond-Goldberg	President and Director	May 10, 2012
Marshall Diamond-Goldberg	(Principal Executive Officer)

/s/ James Vandeberg	Chief Financial Officer, Vice President, Secretary and Director	May 10, 2012
James Vandeberg	(Principal Financial Officer and Principal Accounting Officer)

/s/ John Busey	Director	May 10, 2012
John Busey

/s/ Alan Jochelson	Director	May 10, 2012
Alan Jochelson

EXHIBIT INDEX

The following exhibits are filed as part of this Amendment to Form 10-K/A or are incorporated herein by reference. Where an exhibit is incorporated by reference, the document to which it is cross referenced is made.

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation dated January 29, 2007	Incorporated by reference herein from our report on Form 8-K dated January 29, 2007, filed with the SEC on January 30, 2007.

3.2	First Articles of Amendment to the Amended and Restated Articles of Incorporation dated October 4, 2010	Incorporated by reference herein from our definitive Information Statement filed with the SEC on October 19, 2010.

3.3	Articles of Amendment to the Articles of Incorporation dated August 12, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.

3.4	Bylaws dated November 29, 2000	Incorporated by reference herein from our registration statement on Form 10-SB, filed with the SEC on April 25, 2002.

4.1	Specimen Legend Oil and Gas, Ltd. Common Stock Certificate	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.

4.2	Form of Warrant issued to Iconic Investment Co.	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.

4.3	Form of Warrant issued in connection with August 2011 unit financing	Incorporated by reference herein from our report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 12, 2011.

4.4	Specimen Legend Oil and Gas, Ltd. Convertible Preferred Stock Certificate	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.1*	Consulting Agreement by and between Marlin Consulting Corp. and Legend dated September 1, 2010	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.

10.2	Agreement for Purchase and Sale by and between Piqua Petro, Inc. and the Company dated October 20, 2010 (Piqua Project)	Incorporated by reference herein from our report on Form 8-K dated October 29, 2010, filed with the SEC on November 4, 2010.

10.3	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated February 25, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.

10.4	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 23, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.

10.5	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 30, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.

10.6	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated January 21, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.

10.7	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated April 28, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.

10.8A*	Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan, as amended	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012

10.8B*	Form of Stock Option Agreement under 2011 Stock Incentive Plan	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012

10.9	Form of Subscription Agreement in connection with August 2011 unit financing	Incorporated by reference herein from our report on Form 10-Q for the period ended June 30, 2011, and filed with the SEC on August 12, 2011.

10.10A	Asset Purchase Agreement by and among International Sovereign Energy Corp., Legend Oil and Gas, Ltd., and Legend Energy Canada Ltd. dated September 13, 2011	Incorporated by reference herein from our report on Form 8-K dated September 12, 2011, filed with the SEC on September 16, 2011.

10.10B	Amending Agreement to Asset Purchase Agreement, by and among International Sovereign Energy Corp., Legend Oil and Gas, Ltd., and Legend Energy Canada Ltd. dated October 20, 2011	Incorporated by reference herein from our report on Form 8-K/A dated October 20, 2011, filed with the SEC on November 23, 2011

10.11	Credit Facility Offering Letter by and between National Bank of Canada and Legend Energy Canada Ltd. dated August 15, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.

10.12	Acknowledgment of Debt Revolving Demand Credit Agreement by and between National Bank of Canada and Legend Energy Canada Ltd. dated August 15, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.

10.13	Fixed and Floating Charge Demand Debenture by and between National Bank of Canada and Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.14	Pledge by Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.15	Assignment of Book Debts by Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.16	Negative Pledge and Undertaking by and between National Bank of Canada and Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.17	Amending Offering Letter by and among National Bank of Canada, Legend Energy Canada Ltd. and the Company dated March 26, 2012	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011, filed with the SEC on March 30, 2012.

10.18	CA$1.5 million Variable Rate Demand Note by Legend Energy Canada Ltd. in favor of National Bank of Canada	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011, filed with the SEC on March 30, 2012.

10.19	Office Space Lease by and between Dundeal Canada (GP) Inc. and Legend Energy Canada Ltd., dated October 17, 2011	Incorporated by reference herein from our report on Form 8-K/A dated October 20, 2011, filed with the SEC on November 23, 2011

10.20*	Summary of Non-Employee Director Compensation	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012

10.21*	Form of Director Indemnification Agreement	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012

14.1	Code of Ethics	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011, filed with the SEC on March 30, 2012.

21.1	Subsidiaries	Incorporated by reference herein from our report on Form 8-K/A dated October 20, 2011, filed with the SEC on November 23, 2011

23.1	Consent of KLH Consulting	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011, filed with the SEC on March 30, 2012.

23.2	Consent of Insite Petroleum Consultants Ltd.	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011, filed with the SEC on March 30, 2012.

23.3	Consent of Peterson Sullivan LLP	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011, filed with the SEC on March 30, 2012.

31.1	Certification by Marshall Diamond-Goldberg, President, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification by James Vandeberg, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification by Marshall Diamond-Goldberg, President, and James Vandeberg, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.1	Reserve Report of KLH Consulting (as of December 31, 2011), dated March 1, 2012	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011, filed with the SEC on March 30, 2012.

99.2	Reserve Report of InSite Petroleum Consultants Ltd. (as of December 31, 2011), dated March 1, 2012	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011, filed with the SEC on March 30, 2012.

101.INS**	XBRL Instance Document	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011, filed with the SEC on March 30, 2012.

101.SCH**	XBRL Taxonomy Extension Schema Document	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011, filed with the SEC on March 30, 2012.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011, filed with the SEC on March 30, 2012.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011, filed with the SEC on March 30, 2012.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011, filed with the SEC on March 30, 2012.

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.