Form 10-Q
period 2012-03-31
Legend Oil & Gas, Ltd.
filed 2012-05-15
CIK 1140414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.: 000-49752

Legend Oil and Gas, Ltd.

(Exact name of registrant as specified in its charter)

Colorado	84-1570556
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1420 5th Avenue, Suite 2200

Seattle, Washington 98101

(Address of principal executive offices)

(206) 274-5165

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2012, the registrant had 51,242,516 shares of its common stock, par value $0.001 per share, issued and outstanding.

LEGEND OIL AND GAS, LTD.

FORM 10-Q

For the Quarterly Period ended March 31, 2012

EXPLANATORY NOTE

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to secure equity financing to pay off our demand loan facility with National Bank of Canada when due;

•	Our ability to obtain debt or equity financing to fund our 2012 drilling and development plan;

•	The exercise of put rights held by holders of our preferred stock and by Sovereign;

•	Our ability to retain the services of our President, Chief Financial Officer and other key employees, which could materially impair our business plan;

•	Changes in estimates of our crude oil and natural gas reserves and depletion rates;

•	Our ability to control or reduce operating expenses and manage unforeseen costs;

•	Our reliance on third-party contractors in performing the majority of our operations, which could make management of our drilling and production efforts inefficient or unprofitable;

•	Our ability to maintain our existing property leases and acquire rights on properties that we desire;

•	Changes in commodity prices for crude oil and natural gas;

•	Environmental risks from operations of our wells;

•	Our ability to compete successfully against larger, well-funded, established oil and gas companies;

•	Our ability to comply with the many regulations to which our business is subject; and

•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances.

For a more detailed discussion of some of the factors that may affect our business, results and prospects, see our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012, as well as various disclosures made by us in our other reports filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

LEGEND OIL AND GAS LTD.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$46,850	$52,726
Accounts receivable	334,690	388,792
Prepaid expenses	74,145	90,109

Total current assets	455,685	531,627
Deposits	3,740	3,740
Oil and gas property, plant and equipment
Proven property – net	8,283,387	8,499,199
Unproven property	8,492,680	8,335,380

Total oil and gas properties, net	16,776,067	16,834,579

Total assets	$17,235,492	$17,369,946
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$528,515	$312,553
Contingent consideration	1,360,635	1,404,059
Note payable to bank	5,357,197	5,094,042

Total current liabilities	7,246,347	6,810,654
Asset retirement obligations	1,640,381	1,601,423

Total liabilities	8,886,728	8,412,077
Contingently redeemable convertible preferred stock (100,000,000 shares authorized; $0.001 par value; 1,700,000 and 2,300,000 shares issued and outstanding, respectively; redemption $2.00 per share)	366,953	496,467
Contingently redeemable common stock	7,105,032	7,105,032

	7,471,985	7,601,499
Stockholders’ Equity
Common stock – 400,000,000 shares authorized; $0.001 par value; 51,242,516 and 50,582,516 shares issued and outstanding respectively.	51,243	50,583
Additional paid-in capital	8,249,354	7,691,161
Accumulated other comprehensive loss	108,083	(42,438)
Accumulated deficit	(7,531,901)	(6,342,936)

Total stockholders’ equity	876,779	1,356,370

Total liabilities and stockholders’ equity	$17,235,492	$17,369,946

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND OIL AND GAS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Oil and gas revenue	$698,248	$45,820
Costs and Expenses
General and administrative	1,011,606	121,598
Production expenses	428,518	33,651
Depletion, depreciation, and amortization	420,785	—
Accretion on asset retirement obligation	13,026	—

Total costs and expenses	1,873,935	155,649

Operating Loss	(1,175,687)	(109,829)
Other Income and Expense
Interest expense	(56,702)	—
Interest income	—	86
Change in value of contingent consideration	43,424	—

Total other income and expense	(13,278)	86
Net loss	$(1,188,965)	$(109,743)
Basic and diluted weighted average shares outstanding	50,642,516	62,546,667
Basic and diluted net loss per share	$(0.02)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND OIL AND GAS LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Net loss	$(1,188,965)	$(109,743)
Other comprehensive loss
Foreign currency translation adjustment gain	150,521	—

Comprehensive loss	$(1,038,444)	$(109,743)

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND OIL AND GAS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,188,965)		$(109,743)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	369,340		—
Accretion on asset retirement obligation	13,026		—
Issuance of common stock for services	60,000		—
Change in value of contingent consideration liability	(43,424)		—
Other	—		4,751
Depletion, depreciation, amortization and impairment	420,785		—
Changes in operating assets and liabilities :
Accounts receivable	60,178		(2,374)
Prepaid expenses and other assets	15,927		—
Accounts payable	212,275		40,028

Net cash flows from operating activities	(80,858)		(67,338)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(106,344)		(130,672)

Net cash flows from investing activities	(106,344)		(130,672)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	—		150,000
Proceeds from note payable to bank	263,155		—

Net cash flows from financing activities	263,155		150,000
Change in cash and cash equivalents before effect of exchange rate changes	75,953		(48,100)
Effect of exchange rate changes	(81,829)		—

Net change in cash and cash equivalents	(5,876)		(48,100)
Cash and cash equivalents, beginning of period	52,726		100,894

Cash and cash equivalents, end of period	$46,850		$52,794

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$56,702	$
NON-CASH INVESTING ACTIVITIES
Purchase of oil and gas properties	$—		$9,638

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND OIL AND GAS LTD.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated
	Shares	Amount	Capital	gain (loss)	Deficit	Total
Balance at December 31, 2010	62,360,000	$62,360	$980,472	$—	$(293,601)	$749,231
Issuance of common stock and warrants February 2011	300,000	300	149,700	—	—	150,000
Cancellation of stock by shareholders April 2011	(15,890,000)	(15,890)	15,890	—	—	—
Issuance of common stock and warrants April 2011	250,000	250	249,750	—	—	250,000
Issuance of convertible preferred stock and warrants August 2011	—	—	4,103,533	—	—	4,103,533
Common stock issued for services	10,000	10	19,990	—	—	20,000
Issuance of common stock October 2011 as part of acquisition	3,552,516	3,553	706,952	—	—	710,505
Stock based compensation	—	—	1,464,874	—	—	1,464,874
Foreign currency translation	—	—	—	(42,438)	—	(42,438)
Net loss	—	—	—	—	(6,049,335)	(6,049,335)

Balance at December 31, 2011	50,582,516	50,583	7,691,161	(42,438)	(6,342,936)	1,356,370
Stock based compensation	—	—	369,340	—	—	369,340
Common stock issued for services	60,000	60	59,940	—	—	60,000
Conversion of convertible preferred stock	600,000	600	128,913	—	—	129,513
Foreign currency translation	—	—	—	150,521	—	150,521
Net loss	—	—	—	—	(1,188,965)	(1,188,965)

Balance at March 31, 2012	51,242,516	$51,243	$8,249,354	$108,083	$(7,531,901)	$876,779

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND OIL AND GAS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF OPERATIONS

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

On July 28, 2011, we formed a wholly owned subsidiary named Legend Energy Canada, Ltd. (“Legend Canada”), a corporation registered under the laws of Alberta, Canada. Legend Canada was formed to acquire, own and manage certain oil and gas properties and assets located in Canada. Legend Canada completed the acquisition of significant oil and gas reserves located in Canada on October 20, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and our wholly-owned subsidiary Legend Canada. Intercompany transactions and balances have been eliminated in consolidation. We account for our undivided interest in oil and gas properties using the proportionate consolidation method, whereby our share of assets, liabilities, revenues and expenses are included in the financial statements.

Interim Reporting

The unaudited financial information in this Report reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state our financial position and our results of operations for the periods presented. This Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2011. We assume that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in our Form 10-K for the fiscal year ended December 31, 2011 has been omitted. The results of operations for the three month periods ended March 31, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012 or for any other period.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Management’s judgments and estimates in these areas are to be based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates are accruals related to oil and gas sales and expenses, estimates of future oil and gas reserves, estimates used in the impairment of oil and gas properties, and the estimated future timing and cost of asset retirement obligations.

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

Accounts Receivable

Accounts receivable are due under normal trade terms and are presented on the consolidated balance sheets net of allowances for doubtful accounts. We establish provisions for losses on accounts receivable for estimated uncollectible accounts and regularly review collectability and establish or adjust the allowance as necessary using the specific identification method. Account balances that are deemed uncollectible are charged off against the allowance. No allowance for doubtful accounts was necessary as of March 31, 2012 and December 31, 2011.

Comprehensive Income

For operations outside of the U.S. that prepare financial statements in currencies other than U.S. dollars, we translate the financial statements into U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical costs. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss). Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at March 31, 2012 and December 31, 2011.

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through the first quarter of 2012. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of equity issuances and bank debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production. At March 31, 2012, we had cash and cash equivalents totalling approximately $47,000.

In October 2011, we established a revolving demand loan with National Bank of Canada through our wholly-owned subsidiary, Legend Canada. The credit facility had a maximum borrowing base of CA$6.0 million. On March 25, 2012, we received notification from the Bank of its decision to reduce and restructure our credit facility, following their interim review in the first quarter of 2012. The Bank advised us that it decided to reduce the maximum borrowing base under the credit facility due to decreases in the market prices of natural gas and the resulting decrease in the value of our reserves securing the credit facility. On March 27, 2012, we entered into an Amending Offering Letter with the Bank to amend the credit facility on the following terms: (a) the revolving demand loan was reduced from CA$6.0 million to CA$4.0 million, which is payable in full at any time upon demand by the Bank; (b) the Bank provided a new CA$1.5 million bridge demand loan, which is payable in full at any time upon demand by the Bank, and in any event no later than May 31, 2012; and (c) we are required to provide an unlimited guarantee of the credit facility for Legend Canada. Outstanding principal under the bridge demand loan bears interest at the Bank’s prime rate of interest plus 2.0% (the Bank’s current prime rate is 3.0%). In connection with the Amending Offering Letter, on March 27, 2012, Legend Canada entered into a CA$1.5 million variable rate demand note to the Bank, and we paid CA$15,000 to the Bank as a non-refundable bridge fee. In May 2012, we entered into an unlimited guarantee of the credit facility in favor of the Bank, and we also entered into a blanket security agreement, granting to the Bank a security interest in all of our personal property assets to secure the guarantee.

As of the date of this Report, we have an outstanding balance under the revolving demand loan with the Bank in the amount of approximately $3,858,547 (CA$3,862,022) and approximately $1,498,650 (CA$1,500,000) under the bridge demand loan. The Bank may demand repayment of all amounts owed by Legend Canada to it at any time. The next scheduled review date for the Bank is May 31, 2012. There is no assurance that any portion of this credit facility will be available to Legend Canada in the future.

The Amending Offering Letter with the Bank requires that we complete an equity financing of at least CA$1.5 million on or before May 31, 2012, the proceeds of which are required to be used to pay off the bridge demand loan. We have been in discussions with several investment banking firms about potential equity financing, and we have also been in discussions for potential debt financing. As of the date of this Report, we have entered into non-binding term sheet for a potential equity line of credit; however, we have not entered into a definitive agreement for any such financing and we do not have a firm commitment from any of the investment banking firms. Even if we enter into a definitive agreement, the timing for closing on funds is variable and there is no assurance as to when and how much proceeds we would receive.

As of the date of this Report, we believe it is unlikely that we will receive equity financing to be able to pay off the CA$1.5 million bridge demand loan in full by May 31, 2012. We currently do not have sufficient cash assets available to pay off the bridge demand loan or the revolving demand loan. We have been in discussions with the Bank about this and possibly extending the repayment date. If we are unable to pay off the bridge demand loan by May 31, 2012 or the revolving demand loan at any time upon demand by the Bank, we will be in default of our obligations to the Bank. The Bank has a first priority security interest in all of our assets and can exercise its rights and remedies against us as a secured creditor. Any such default by us or action by the Bank will have a material adverse effect on us and our business. If we are unable to negotiate favorably with the Bank, or if we are unable to secure financing, whether from equity, debt, or alternative funding sources, this could have a material adverse effect on us and we may be required to sell some or all of our properties, sell or merge our business, or file a petition for bankruptcy.

In addition, Sovereign and the holders of our convertible preferred stock have “put” rights to require us to repurchase their shares at a price of $2.00 per share. These put rights became exercisable on April 1, 2012, due to our common stock not being listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ or any other market more senior than the OTC Bulletin Board by such date. As of March 30, 2012, we received signed waivers from the holders of our convertible preferred stock of their put rights; however, these waivers are contingent on Sovereign also agreeing to waive its rights. In addition, as of March 31, 2012, Sovereign executed a stand-still agreement agreeing not to exercise its put rights prior to April 15, 2012, and Sovereign has subsequently verbally agreed to extend the stand-still agreement for an unspecified period of time. We currently do not have sufficient cash assets available to repurchase the shares of convertible preferred stock or the shares of common stock issued to Sovereign in the event that the put rights are exercised, in which case we will be in default of our obligations under our purchase agreement with Sovereign and the terms of the convertible preferred stock in our Articles of Incorporation. The exercise of any of these put rights would have a material adverse effect on our business and financial condition.

In the event that we are able to resolve our obligations to the Bank and the put rights, we anticipate needing additional financing to fund our drilling and development plans in 2012. As described above, as of the date of this Report, we have entered into non-binding term sheet for a potential equity line of credit; however, we have not entered into a definitive agreement for any such financing. Even if we enter into a definitive agreement, the timing for closing on funds is variable and there is no assurance as to when and how much proceeds we would receive.

Our ability to obtain financing may be impaired by many factors outside of our control, including the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and other factors. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital.

Any new debt or equity financing arrangements may not be available to us, or may be available only on unfavorable terms. Additionally, these alternatives could be highly dilutive to our existing shareholders, and may not provide us with sufficient funds to meet our long-term capital requirements. We have and may continue to incur substantial costs in the future in connection with raising capital to fund our business, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans, and we may be required to sell some or all of our properties (which could be on unfavorable terms), seek joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, cease our operations, sell or merge our business, or file a petition for bankruptcy.

Our financial statements the quarter ended March 31, 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

As discussed in Note 4, we have incurred asset retirement obligations of $1,640,381, the value of which was determined using unobservable pricing inputs (or Level 3 inputs). We use the income valuation technique to estimate the fair value of the obligation using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, and timing of settlement.

Our contingent consideration liability is also estimated using unobservable pricing inputs (or Level 3 inputs). We use a model to simulate the value of our future stock based on the historical mean of the stock price to estimate the fair value of the contingent consideration liability. We incurred the contingent consideration liability on October 20, 2011, in connection with the acquisition of assets from Sovereign and on that date the estimated value of the contingent consideration liability was nil. Subsequent changes in fair value resulted in a non-cash charge to operations amounting to $1,404,059 during 2011. During the period ended March 31, 2012, the change in value of the contingent consideration liability resulted in a non-cash gain amounting to $43,424.

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

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties in each cost center are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If the cost of oil and gas properties exceeds the ceiling, the excess is reflected as a non-cash impairment charge to earnings. The impairment charge is permanent and not reversible in future periods, even though higher oil and gas prices in the future may subsequently and significantly increase the ceiling amount. No impairment charges were incurred during the periods ended March 31, 2012 and 2011.

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

Stock-based compensation

We measure compensation cost for stock-based payment awards at fair value and recognizes it as compensation expense over the service period for awards expected to vest. Compensation cost is recorded as a component of general and administrative expenses in the consolidated statements of operations, net of an estimated forfeiture rate, and amounted to $369,340 for the period ended March 31, 2012. Compensation cost is recognized for those awards expected to vest on a straight-line basis over the requisite service period of the award.

Loss Per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period, including contingently redeemable common stock. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding. As of March 31, 2012, potentially dilutive common shares include warrants to purchase 4,150,000 shares of common stock, options to purchase 2,840,000 shares of common stock, and preferred stock convertible into 1,700,000 shares of common stock. During the periods ended March 31, 2012 and 2011 potentially dilutive common shares were not included in the computation of diluted loss per shares as to do so would be anti-dilutive.

Income Taxes

We recognize income taxes on an accrual basis based on tax position taken or expected to be taken in our tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not, based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. Should they occur, our policy is to classify interest and penalties related to tax positions as interest expense. Since our inception, no such interest or penalties have been incurred.

Concentration

During the period ended March 31, 2012, sales of oil and gas to three customers individually exceeded 10% of the total oil and gas revenue. Sales to Husky Energy Marketing, Kelly Maclaskey Oilfield Service Inc., and BP Canada Energy accounted for approximately 37%, 15%, and 14% of total oil and gas sales, respectively. At March 31, 2012, accounts receivable from six customers accounted for 75% of total accounts receivable, compared to five customers accounting for 75% of total accounts receivable at December 31, 2011. We believe that the loss of any of the significant customers would not result in a material adverse effect on our ability to market future oil and natural gas production.

NOTE 3 – OIL AND GAS PROPERTIES

The amount of capitalized costs related to oil and gas properties and the amount of related accumulated depletion, depreciation, and amortization are as follows:

	March 31, 2012	December 31, 2011
Proven property, net of impairment	$9,206,719	$8,992,793
Accumulated depletion, depreciation, and amortization	(923,332)	(493,594)

	8,283,387	8,499,199
Unproven property	8,492,680	8,335,380

	$16,776,067	$16,834,579

NOTE 4 – ASSET RETIREMENT OBLIGATION

The following table reconciles the value of the asset retirement obligation for the periods ended March 31, 2012 and 2011:

	March 31 2012	March 31, 2011
Opening balance	$1,601,423	$—
Liabilities incurred	—	—
Liabilities settled	—	—
Foreign currency translation adjustment	25,932	—
Accretion expense	13,025	—

Ending balance	$1,640,381	$—

NOTE 5 – STOCKHOLDERS’ EQUITY

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

On August 10, 2011, we completed a private placement for 2,300,000 units at $2.00 per unit, for a total of $4,600,000 in gross proceeds. Each unit consists of one share of restricted convertible preferred stock and a warrant to purchase one share of restricted common stock. The convertible preferred stock is convertible into one share of restricted common stock, subject to customary adjustment for stock splits or similar events. The warrants are exercisable at $2.00 per share over a period of three years from the date of issuance. The holders of shares of convertible preferred stock have a put right to require us to repurchase such shares for a price of $2.00 per share. When the shares of convertible preferred stock were issued on August 10, 2011, we agreed that in the event that our common stock was not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ or any other market more senior than the OTC Bulletin Board on or before March 31, 2012, the put right would become exercisable. We did not gain listing on such a senior market prior to March 31, 2012. Because the decision to redeem the convertible preferred stock is not solely within our control, the amount allocated to the convertible redeemable preferred stock is presented as mezzanine equity in the consolidated financial statements rather than as permanent equity. We allocated the gross proceeds of $4,600,000 from the private placement between the convertible preferred stock and the warrants issued proportionately based on their estimated fair values as of the closing date of the private placement. The relative fair value of the convertible preferred stock and the warrants was estimated to be $2,766,733 and $1,833,267, respectively. The effective conversion price was used to measure the intrinsic value of the embedded conversion option which amounted to $2,270,266. As a result, the carrying value of the convertible preferred stock presented as mezzanine equity in the consolidated financial statements (net of the impact of the conversion of 600,000 shares of convertible preferred stock described below) is $366,953. As of December 31, 2011 and March 31, 2012, no adjustment to the carrying value of the convertible preferred stock to its redemption value was necessary as it was not considered probable that the convertible preferred stock would become redeemable (as described below, the holders of convertible preferred stock conditionally agreed to waive their put rights). At March 31, 2012, the aggregate redemption price is $3.4 million.

On September 28, 2011, we entered into a retainer letter agreement with Midsouth Capital Inc., an investment banking firm, for investment banking services. As part of the compensation to Midsouth, we issued 10,000 shares of restricted common stock to Midsouth.

On October 21, 2011, we issued 3,552,516 shares of common stock to Sovereign in connection with our acquisition of the Canadian oil and gas properties. Sovereign has a put right to require us to repurchase such shares for a price of $2.00 per share. When the shares of common stock were issued on October 21, 2011, we agreed that in the event that our common stock was not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ or any other market more senior than the OTC Bulletin Board on or before March 31, 2012, the put would be exercisable. We did not gain listing on such a senior market prior to March 31, 2012. Because the decision to redeem the 3,552,516 shares of common stock issued to Sovereign is not within our control, the aggregate redemption value of the common stock amounting to $7,105,032 is presented as mezzanine equity in the consolidated financial statements rather than as permanent equity. Under the security price guarantee granted to Sovereign in connection with the asset acquisition, we are required to issue additional shares of common stock to Sovereign if the volume weighted average trading price of our common stock is less than threshold amounts during certain specified periods, as defined. Based on calculations through May 3, 2012, we are obligated to issue to Sovereign an additional 11,772,200 shares of common stock (representing approximately 23% of the shares of common stock currently issued and outstanding). Additional shares may be issuable to Sovereign based on VWAP calculations for the final period through May 16, 2012. The Asset Purchase Agreement restricts us from issuing any additional shares of common stock to Sovereign if the issuance would cause Sovereign to become a greater than 10% shareholder. As of the date of this Report, we have not issued any of these additional shares of common stock to Sovereign; however, we have received written notice from Sovereign of its intent to waive this 10% restriction, and this waiver is expected to be effective on May 16, 2012. The estimated fair value of this contingent consideration amounted to $1,360,635 and $1,404,059 at March 31, 2012 and December 31, 2011, respectively, and is recognized in the accompanying consolidated balance sheets.

On March 26, 2012 the holders of convertible preferred stock agreed to waive their put rights, with the condition that Sovereign also waive its put option. In connection with the waiver by the holders of the convertible preferred stock, we agreed to issue additional shares of common stock to the convertible preferred stock holders as consideration for the waivers at a rate of 1.2055 shares for each preferred share (approximately 2,772,728 common shares), to be effective upon the complete waiver of the put rights. As of the date of this Report, we have not issued any additional shares to the holders of convertible preferred stock. At March 31, 2012, Sovereign executed a stand-still agreement agreeing not to exercise its put rights prior to April 15, 2012, and Sovereign has subsequently verbally agreed to extend the stand-still agreement for an unspecified period of time.

On March 30, 2012, a preferred stockholder elected to convert its shares of preferred stock to common stock. Accordingly, we issued 600,000 shares of common stock and retired 600,000 preferred shares. Mezzanine equity was reduced by $129,514, and the amount was transferred to common shares and additional paid in capital accordingly.

On January 12, 2012, we issued 60,000 shares of common stock with a fair value of $60,000 to a consultant in exchange for services. The fair value of the common shares is recorded as a component of general administrative expenses during the period ended March 31, 2012.

Warrants

The following table summarizes outstanding warrants to purchase shares of our common stock as of December 31, 2011 and March 31, 2012, as described above:

	Shares of Common Stock Issuable from Warrants Outstanding as of
Date of Issue	March 31 2012	December 31 2011	Exercise Price	Expiration
October 2010	1,300,000	1,300,000	$0.50	October 2013
February 2011	300,000	300,000	$0.50	February 2014
April 2011	250,000	250,000	$1.00	April 2014
August 2011	2,300,000	2,300,000	$2.00	August 2014

	4,150,000	4,150,000

As of March 31, 2012, none of the outstanding warrants had been exercised.

Stock Incentive Plan

On May 3, 2011, our Board of Directors adopted the Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan (“Plan”). The Plan provides for the grant of options to purchase shares of our common stock, and stock awards consisting of shares of our common stock, to eligible participants, including our directors, executive officers, employees and consultants. We have reserved 4,500,000 shares of common stock for issuance under the Plan. In November 2011, our Board approved the grant of stock options for a total of 1,400,000 shares at an exercise price of $2.17 per share, the closing trading price of the common stock on the date of grant. The fair value of the option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 94.18%, a risk free rate of 2.03%, and an expected life of 10 years. In December 2011, the Board approved the grant of stock options for a total of 1,400,000 shares at an exercise price of $0.99 per share, the closing trading price of the common stock on the date of grant. The fair value of the option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 92.9%, a risk free rate of 1.92%, and an expected life of 10 years. In February 2012, the Board approved the grant of stock options for a total of 40,000 shares at an exercise price of $0.87 per share, the closing trading price of the common stock on the date of grant. The fair value of the option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 92.9%, a risk free rate of 2.00%, and an expected life of 10 years.

At March 31, 2012, there were 1,660,000 authorized shares available for future awards under the Plan, and there were options to purchase 973,333 shares of stock exercisable, with a remaining contractual term of 9.7 years. The weighted average grant date fair value of stock options granted during the period ended March 31, 2012, was $0.76. The weighted average exercise price of stock options granted and exercisable at March 31, 2012 was $1.57. There were no options exercised, forfeited, or expired during the period ended March 31, 2012.

At March 31, 2012, the aggregate intrinsic value of outstanding stock options was $2,000. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between our closing stock price as of March 31, 2012 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of March 31, 2012. This amount changes, based on the fair market value of our common stock.

At March 31, 2012, we had $2.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.7 years.

NOTE 6 – NOTE PAYABLE TO BANK

In October 2011, we established a revolving demand loan with National Bank of Canada (the “Bank”) through our wholly-owned subsidiary, Legend Canada. The credit facility had a maximum borrowing base of CA$6.0 million. On March 25, 2012, we received notification from the Bank of its decision to reduce and restructure our credit facility, following their interim review in the first quarter of 2012. The Bank advised us that it decided to reduce the maximum borrowing base under the credit facility due to decreases in the market prices of natural gas and the resulting decrease in the value of our reserves securing the credit facility. On March 27, 2012, we entered into an Amending Offering Letter with the Bank to amend the credit facility on the following terms: (a) the revolving demand loan was reduced from CA$6.0 million to CA$4.0 million, which is payable in full at any time upon demand by the Bank; (b) the Bank provided a new CA$1.5 million bridge demand loan, which is payable in full at any time upon demand by the Bank, and in any event no later than May 31, 2012; and (c) we are required to provide an unlimited guarantee of the credit facility for Legend Canada.

As of March 31, 2012, the revolving credit facility had a maximum borrowing base of CA$4,000,000 ($3,996,400), and we had CA$3,862,022 ($3,858,547) in principal amount outstanding. Outstanding principal under the loan bears interest at a rate equal to the Bank’s prime rate of interest (currently 3%) plus 1%. We are obligated to pay a monthly fee of 0.25% of any undrawn portion of the credit facility. The borrowings under the credit facility is payable upon demand at any time. Borrowings under the agreements are collateralized by a Fixed and Floating Charge Demand Debenture (the “Debenture”) to the Bank in the face amount of CA$25 million, to secure payment of all debts and liabilities owed by Legend Canada to the Bank. The interest rate on amounts drawn under the

Debenture, as well as interest that is past due, is the prime rate, plus 7% per annum. As further collateral, Legend Canada also executed an Assignment of Book Debts on October 19, 2011, that grants, transfers and assigns to the Bank a continuing and specific security interest in specific collateral of Legend Canada, including all debts, proceeds, accounts, claims, money and chooses in action which currently or in the future are owing to Legend Canada. Under the agreements, we must maintain a working capital ratio, exclusive of bank indebtedness, of at least 1 to 1. For purposes of this calculation, the undrawn availability under the revolving credit facility is added to current assets. We were in compliance with this debt covenant at March 31, 2012. The revolving credit facility is subject to review by the Bank at future dates as determined by the Bank, and the Bank may increase or lower the maximum borrowing base subject to their review. The next scheduled review is May 31, 2012.

As of March 31, 2012, we also had a bridge demand loan in place through Legend Canada that was fully drawn for CA$1,500,000 ($1,498,650). This bridge facility bears interest at a rate equal to the Bank’s prime rate of interest (currently 3%) plus 2%. This bridge facility is payable no later than May 31, 2012, and can be retired at any time prior to that date.

In May 2012, we entered into an unlimited guarantee of the credit facility in favor of the Bank, and we also entered into a blanket security agreement, granting to the Bank a security interest in all of our personal property assets to secure the guarantee.

Legend Canada also has a CA$20,000 ($20,000) letter of guarantee outstanding, related to a company that provides third party processing to the Company.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our unaudited financial statements and related notes included elsewhere in this Report and the audited financial statements and notes thereto for our fiscal year ended December 31, 2011 included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on March 30, 2012. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “Forward Looking Statements,” and elsewhere in this Report.

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

For ease of presentation in the following discussions of “Results of Operations” and “Liquidity and Capital Resources”, we round dollar amounts to the nearest thousand dollars (other than average prices per barrel and per share amounts).

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

On October 20, 2011, our wholly-owned subsidiary, Legend Canada completed the acquisition of the majority of the petroleum and natural gas leases, lands and facilities held by Sovereign. The assets acquired consisted of substantially all of Sovereign’s assets, including interests in producing oil and gas leasehold properties in Western Canada that have been maintained through the drilling of internally generated low to medium risk exploration and development sites. The principal natural gas leasehold properties are located in Medicine River and Berwyn in Alberta, and Clarke Lake in British Columbia. The assets also include an interest in various light oil properties located in Red Earth and Swan Hills in Alberta, and in Inga in British Columbia.

Our company was incorporated under the laws of the State of Colorado on November 27, 2000 under the name “SIN Holdings, Inc.” On November 29, 2010, we changed our name to Legend Oil and Gas, Ltd. Our only subsidiary is Legend Canada, which was formed in Alberta, Canada on July 28, 2011 to acquire the Sovereign assets. Neither we nor Legend Canada are reporting issuers in any province of Canada.

Results of Operations

The following is a discussion of our consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our Consolidated Financial Statements and the Notes thereto contained elsewhere in this Report. Comparative results of operations for the periods indicated are discussed below.

The following table sets forth certain of our oil and gas operating information for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31,
	2012	2011	Change	% Change
Production Data :
Oil production (bbls)	5,827	533	5,294	993
Average daily oil production (bbl/d)	64	6	58	967
Natural gas production (mcf)	92,438	—	92,438	—
Average daily natural gas production (mcf/d)	1,016	—	1,016	—
Natural gas liquids production (bbl)	421	—	421	—
Average daily natural gas liquids production (bbl/d)	5	—	5	—
Total BOE	21,655	533	21,122	3,963
Total BOE/d	238	6	232	3,867
Revenue Data :
Oil revenue ($)	508,000	46,000	462,000	1,004
Average realized oil sales price ($/bbl)	86.67	85.98	0.69	1
Gas revenue ($)	162,000	—	162,000	—
Average realized gas sales price ($/mcf)	1.75	—	1.75	—
Natural gas liquids revenue ($)	28,000	—	28,000	—
Average realized natural gas liquids price ($/bbl)	67.48	—	67.48	—
Operating expenses :
Lease operating expenses	428,000	34,000	394,000	1,159
Average operating expenses ($/boe)	16.37	63.79	(47.42)	(74)
Operating Margin ($/boe)	12.46	22.19	(9.73)	(44)
Depreciation, depletion, and amortization	421,000	—	421,000	—

*	Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

Production and Revenue

Revenues

	Three Months Ended March 31,
	2012	2011	Change	Percent Change
Product revenues:
Crude oil sales	$508,000	$46,000	$462,000	1,004%
Natural gas sales	162,000	—	162,000	—%
Natural gas liquids sales	28,000	—	28,000	—%

Product revenues	$698,000	$46,000	$652,000	1,417%

The increase in natural gas and natural gas liquids are the result of the Canadian asset acquisition that we completed in October 2011. Oil sales in our Kansas property increased from $16,000 in the first quarter of 2011 to $123,000 in the first quarter of 2012. The remaining increase in oil revenues is the result of adding the Canadian properties in October 2011.

Production

	Three Months Ended March 31,
	2012	2011	Change	Percent Change
Sales Volume :
Crude Oil(bbl)	5,827	533	5,294	993
Natural Gas(mcf)	92,438	—	92,438	—
Natural Gas Liquids(bbl)	421	—	421	—

Total BOE	21,655	533	21,122	4,063

*	Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

The increase in production was mostly related to the Canadian asset acquisition that we completed in October 2011. The Kansas properties saw the oil production increase from 202bbls in the first quarter of 2011 to 1,306bbls in the first quarter of 2012. The Canadian properties added 4,521bbls (50bbl/d) of oil production in the first quarter of 2012, which included some downtime due to various small workovers. All of the natural gas and natural gas liquids are from the Canadian properties that were added in October 2011.

Commodity Prices Realized

	Three Months Ended March 31,
	2012	2011	Change	Percent Change
Sales Price :
Crude Oil($/bbl)	86.67	85.98	0.69	1%
Natural Gas($/mcf)	1.75	—	1.75	—
Natural Gas Liquids($/bbl)	67.48	—	67.48	—

The average price per barrel of oil during the first quarter of 2012 was $86.67, up from $85.98 in the first quarter of 2011, a 1% increase in price that mirrors the world oil pricing environment. We have no comparison price for the gas and NGL revenue as they are from the Canadian assets acquired in the fourth quarter of 2011. The prices we receive for our oil and natural gas production are determined by the market and heavily influence our revenue, profitability, access to capital and future rate of growth.

Lease Operating Expenses

Lease operating expenses consist of day-to-day operational expenses for production of oil and maintenance and repair expenses for the wells and property. Operating expenses increased to $428,000 in the first quarter of 2012 from $34,000 in the first quarter of 2011. However, on a per barrel basis, the operating expense decreased from $63.79/boe in the first quarter of 2011 to $16.37/boe in the corresponding period of 2012. On an absolute basis, the Kansas property was flat at $34,000 in each of the first quarter of 2012 and 2011, and the remaining increase is attributable to the addition of the Canadian properties. Due to the mature nature of the properties, we expect operating costs during 2012 to level out at approximately the levels experienced in the first quarter of 2012.

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses increased to $1,012,000 for the first quarter of 2012, as compared to $122,000 for the same period in 2011, an $890,000 increase. The period-to-period increase is largely a result of continuing to grow the oil and gas producing business, and adding infrastructure to support future growth. More particularly, the increase is due to: (i) an increase in compensation paid to our executive officers; (ii) an increase in fees paid to professionals in connection with restructuring the business and related matters; (iii) paying contract personnel to assist with our operations; and (iv) an increase in SEC reporting expenses.

	Three months ended March 31,
	2012	2011	$ Change	% Change
General and administrative expenses
Professional Fees	$254,000	$53,000	$201,000	379%
Salaries and benefits	235,000	40,000	195,000	488%
Office and administration	154,000	29,000	125,000	431%
Stock based compensation	369,000	—	369,000	—

Total	$1,012,000	$122,000	890,000	730%

Professional fees in the first quarter of 2012 were higher than the first quarter of 2011 and is largely due to the increased level of corporate activity as we continue to structure for future growth and fully synthesize the Canadian assets acquired in October 2011, and expenses associated with our registration statements filed with the SEC. Management fees and salaries are composed of compensation paid to Legend personnel, and are increased due to higher salaries being paid to our officers between the comparable periods and our hiring two additional employees in the fourth quarter of 2011. Office and administration increased due to our entering into an office lease for Legend Canada in October 2011, our increased level of activity in our oil and gas operations, and the related support required for the higher level of activity compared to 2011. Stock based compensation is a significant item in general and administrative expense, and the amount in the first quarter of 2012 reflects the amortization of the fair value of options granted in the fourth quarter of 2011 and the addition of options granted in 2012 to new directors. Disclosure of these stock based compensation transactions can be found in Note 5 to the Notes to Consolidated Financial Statements for the period ended March 31, 2012.

Depletion, depreciation, and amortization

We incurred $421,000 for depreciation, depletion, amortization for the three months ended March 31, 2012 (nil in the first quarter of 2011).

Accretion expense

For the three months ended March 31, 2012, we had accretion expense of $13,000 (nil in the first quarter of 2011) related to our asset retirement obligations.

Interest expense

Interest expense was $57,000 for the three months ended March 31, 2012 (nil in the first quarter of 2011). The increase in interest expenses was due to the establishment of the revolving bank line in Canada in October 2011, and the subsequent interest payments from having drawn on this line throughout the first quarter of 2012. There was no bank indebtedness in the first quarter of 2011.

Change in contingent consideration

Due to the security price guarantee granted to Sovereign in connection with the asset purchase in October 2011, we recognized contingent consideration and subsequent changes in fair value of this consideration. The estimated fair value of this obligation at March 31, 2012 was $1,361,000 ($1,404,000 at December 31, 2011). Disclosure of the contingent consideration can be found in Note 5 to the Notes to Consolidated Financial Statements for the period ended March 31, 2012.

Net loss

We recorded a net loss of $1,189,000 for first three months of 2012, as compared to the net loss of $110,000 in the corresponding period in 2011. The increase in the loss, offset by an increase in revenue due to the increased production levels, is mainly due to the addition of stock based compensation, higher operating expenses associated with the higher production levels, the increase in general and administrative costs associated with the growth in the company and the acquisition of Sovereign assets, and depletion charges.

Liquidity and Capital Resources

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through the first quarter of 2012. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of equity issuances and bank debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production. At March 31, 2012, we had cash and cash equivalents totalling approximately $47,000.

In October 2011, we established a revolving demand loan with National Bank of Canada through our wholly-owned subsidiary, Legend Canada. The credit facility had a maximum borrowing base of CA$6.0 million. On March 25, 2012, we received notification from the Bank of its decision to reduce and restructure our credit facility, following their interim review in the first quarter of 2012. The Bank advised us that it decided to reduce the maximum borrowing base under the credit facility due to decreases in the market prices of natural gas and the resulting decrease in the value of our reserves securing the credit facility. On March 27, 2012, we entered into an Amending Offering Letter with the Bank to amend the credit facility on the following terms: (a) the revolving demand loan was reduced from CA$6.0 million to CA$4.0 million, which is payable in full at any time upon demand by the Bank; (b) the Bank provided a new CA$1.5 million bridge demand loan, which is payable in full at any time upon demand by the Bank, and in any event no later than May 31, 2012; and (c) we are required to provide an unlimited guarantee of the credit facility for Legend Canada. Outstanding principal under the bridge demand loan bears interest at the Bank’s prime rate of interest plus 2.0% (the Bank’s current prime rate is 3.0%). In connection with the Amending Offering Letter, on March 27, 2012, Legend Canada entered into a CA$1.5 million variable rate demand note to the Bank, and we paid CA$15,000 to the Bank as a non-refundable bridge fee. In May 2012, we entered into an unlimited guarantee of the credit facility in favor of the Bank, and we also entered into a blanket security agreement, granting to the Bank a security interest in all of our personal property assets to secure the guarantee.

As of the date of this Report, we have an outstanding balance under the revolving demand loan with the Bank in the amount of approximately $3,858,547 (CA$3,862,022) and approximately $1,498,650 (CA$1,500,000) under the bridge demand loan. The Bank may demand repayment of all amounts owed by Legend Canada to it at any time. The next scheduled review date for the Bank is May 31, 2012. There is no assurance that any portion of this credit facility will be available to Legend Canada in the future.

The Amending Offering Letter with the Bank requires that we complete an equity financing of at least CA$1.5 million on or before May 31, 2012, the proceeds of which are required to be used to pay off the bridge demand loan. We have been in discussions with several investment banking firms about potential equity financing, and we have also been in discussions for potential debt financing. As of the date of this Report, we have entered into non-binding term sheet for a potential equity line of credit; however, we have not entered into a definitive agreement for any such financing and we do not have a firm commitment from any of the investment banking firms. Even if we enter into a definitive agreement, the timing for closing on funds is variable and there is no assurance as to when and how much proceeds we would receive.

As of the date of this Report, we believe it is unlikely that we will receive equity financing to be able to pay off the CA$1.5 million bridge demand loan in full by May 31, 2012. We currently do not have sufficient cash assets available to pay off the bridge demand loan or the revolving demand loan. We have been in discussions with the Bank about this and possibly extending the repayment date. If we are unable to pay off the bridge demand loan by May 31, 2012 or the revolving demand loan at any time upon demand by the Bank, we will be in default of our obligations to the Bank. The Bank has a first priority security interest in all of our assets and can exercise its rights and remedies against us as a secured creditor. Any such default by us or action by the Bank will have a material adverse effect on us and our business. If we are unable to negotiate favorably with the Bank, or if we are unable to secure financing, whether from equity, debt, or alternative funding sources, this could have a material adverse effect on us and we may be required to sell some or all of our properties, sell or merge our business, or file a petition for bankruptcy.

In addition, Sovereign and the holders of our convertible preferred stock have “put” rights to require us to repurchase their shares at a price of $2.00 per share. These put rights became exercisable on April 1, 2012, due to our common stock not being listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ or any other market more senior than the OTC Bulletin Board by such date. As of March 30, 2012, we received signed waivers from the holders of our convertible preferred stock of their put rights; however, these waivers are contingent on Sovereign also agreeing to waive its rights. In addition, as of March 31, 2012, Sovereign executed a stand-still agreement agreeing not to exercise its put rights prior to April 15, 2012, and Sovereign has subsequently verbally agreed to extend the stand-still agreement for an unspecified period of time. We currently do not have sufficient cash assets available to repurchase the shares of convertible preferred stock or the shares of common stock issued to Sovereign in the event that the put rights are exercised, in which case we will be in default of our obligations under our purchase agreement with Sovereign and the terms of the convertible preferred stock in our Articles of Incorporation. The exercise of any of these put rights would have a material adverse effect on our business and financial condition.

In the event that we are able to resolve our obligations to the Bank and the put rights, we anticipate needing additional financing to fund our drilling and development plans in 2012. As described above, as of the date of this Report, we have entered into a non-binding term sheet for a potential equity line of credit; however, we have not entered into a definitive agreement for any such financing. Even if we enter into a definitive agreement, the timing for closing on funds is variable and there is no assurance as to when and how much proceeds we would receive.

Our ability to obtain financing may be impaired by many factors outside of our control, including the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and other factors. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital.

Any new debt or equity financing arrangements may not be available to us, or may be available only on unfavorable terms. Additionally, these alternatives could be highly dilutive to our existing shareholders, and may not provide us with sufficient funds to meet our long-term capital requirements. We have and may continue to incur substantial costs in the future in connection with raising capital to fund our business, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans, and we may be required to sell some or all of our properties (which could be on unfavorable terms), seek joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, cease our operations, sell or merge our business, or file a petition for bankruptcy.

Our financial statements for the quarter ended March 31, 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2011 and 2012, respectively:

	For the three months ended March 31,
	2012	2011
Net cash used in operating activities	$(81,000)	$(67,000)
Net cash used in investing activities	(106,000)	(131,000)
Net cash provided by financing activities	263,000	150,000

Net increase (decrease) in cash during period	76,000	(48,000)

Cash from Operating Activities

Cash used in operating activities was $81,000 for the three months ended March 31, 2012, as compared to cash used by operating activities of $67,000 in the three months ended March 31, 2011. The increase in cash used is due to the higher expenses associated with the continuing increase in activities of oil and gas production.

Cash from Investing Activities

Cash used for investing activities for the three months ended March 31, 2012 was $106,000 as compared to $131,000 during the three months ended March 31, 2011. The slight decrease is due to our spending much of the first quarter of 2012 integrating the Sovereign assets and completion of Kansas drilling, whereas in the first quarter of 2011 we were making continuing incremental investments in increasing our oil and gas activities.

Cash from Financing Activities

Total net cash provided by financing activities was $263,000 for the three months ended March 31, 2012, entirely drawn from our bank lines. Total net cash provided by financing activities in the three months ended March 31, 2011 was in the form of common stock and warrants issuances in February 2011.

Capital Expenditures

Dependent on our ability to obtain sufficient financing, our drilling and development plans for 2012 include resuming our drilling program on the Kansas properties. In the first quarter of 2012, we finished the 2011 fourth quarter drilling program. Based on the results from this late 2011 drilling and early 2012 activity, we intend to execute a development program over the remainder of 2012 in the Kansas property.

With respect to the Canadian assets that we acquired, we have identified two low-risk drilling locations on the Swan Hills, Alberta property, which is currently being developed with one producing vertical oil well. We anticipate that well costs would be approximately $4 million per well. It is our intent to drill the first of these wells upon securing the financing necessary to proceed. We also anticipate potentially drilling at minimum one oil well on the Inga, British Columbia property, with drilling costs there expected to be approximately $1 million per well.

Critical Accounting Policies

See the information concerning our critical accounting policies included in Note 2 to the Notes to Consolidated Financial Statements included in this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012. There have been no material changes in our critical accounting policies during the three months ended March 31, 2012.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4	CONTROLS AND PROCEDURES

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 5	OTHER INFORMATION

Guarantee and Security Agreement

On May 11, 2012, we entered into an unlimited guarantee of the credit facility in favor of the Bank, and we also entered into a blanket security agreement, granting to the Bank a security interest in all of our personal property assets to secure the guarantee. Copies of the guarantee and the security agreement are included as Exhibits 10.1 and 10.2, respectively, to this Report.

VWAP Share Calculation

Pursuant to the Asset Purchase Agreement that we entered into with Sovereign dated September 13, 2011, we issued an initial 3,552,516 shares of common stock to Sovereign in October 2011 in consideration for our acquisition of the Canadian assets. Under the Asset Purchase Agreement, we are required to issue additional shares of common stock to Sovereign if the volume weighted average trading price (VWAP) of our common stock is less than threshold amounts during certain specified 10-day periods. The first VWAP period commenced on March 8, 2012, and based on VWAP calculations through May 3, 2012, we are obligated to issue to Sovereign an additional 11,772,200 shares of common stock (representing approximately 23% of the shares of common stock currently issued and outstanding). Additional shares may be issuable to Sovereign based on VWAP calculations for the final VWAP period through May 16, 2012. See Note 5 to the Notes to Consolidated Financial Statements included in this Report.

The Asset Purchase Agreement restricts us from issuing any additional shares of common stock to Sovereign if the issuance would cause Sovereign to become a greater than 10% shareholder. As of the date of this Report, we have not issued any of these additional shares of common stock to Sovereign; however, we have received written notice from Sovereign of its intent to waive this 10% restriction, and this waiver is expected to be effective on May 16, 2012.

ITEM 6	EXHIBITS

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

LEGEND OIL AND GAS, LTD.

Dated: May 15, 2012	By:	/s/ Marshall Diamond-Goldberg
Marshall Diamond-Goldberg
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2012	By:	/s/ James Vandeberg
James Vandeberg
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

10.1	Letter of Guarantee by the Company in favor of National Bank of Canada, dated May 11, 2012	Filed herewith.

10.2	General Security Agreement by and between the Company and National Bank of Canada, dated May 11, 2012	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350	Filed herewith.

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.