Form 10-Q
period 2012-06-30
Legend Oil & Gas, Ltd.
filed 2012-08-13
CIK 1140414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No.: 000-49752

Legend Oil and Gas, Ltd.

(Exact name of registrant as specified in its charter)

Colorado	84-1570556
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1218 3rd Avenue, Suite 505

Seattle, Washington 98101

(Address of principal executive offices)

(206) 274-5165

(Registrant’s telephone number, including area code)

1420 5th Avenue, Suite 2200, Seattle, Washington 98101

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

As of August 2, 2012, the registrant had 75,362,031 shares of its common stock, par value $0.001 per share, issued and outstanding.

LEGEND OIL AND GAS, LTD.

FORM 10-Q

For the Quarterly Period ended June 30, 2012

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to pay off our demand loan facility with National Bank of Canada when due;

•	Our ability to draw down on our equity line of credit with Lincoln Park Capital Fund, LLC, in amounts and times when needed;

•	Our ability to fund our 2012 drilling and development plan;

•	Our ability to obtain buyers on terms favorable to us, in the event that we were to seek to sell certain of our oil and gas interests;

•	The exercise of put rights held by holders of our preferred stock and by Sovereign;

•	Our ability to retain the services of our President, Chief Financial Officer and other key employees, the loss of which could materially impair our business plan;

•	Changes in estimates of our crude oil and natural gas reserves and depletion rates;

•	Our ability to control or reduce operating expenses and manage unforeseen costs;

•	Our reliance on third-party contractors in performing the majority of our operations, which could make management of our drilling and production efforts inefficient or unprofitable;

•	Our ability to maintain our existing property leases and acquire rights on properties that we desire;

•	Changes in commodity prices for crude oil and natural gas;

•	Environmental risks from operations of our wells;

•	Our ability to compete successfully against larger, well-funded, established oil and gas companies;

•	Our ability to comply with the many regulations to which our business is subject; and

•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances.

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

PART I – FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

Legend Oil and Gas Ltd.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$71,689	$52,726
Accounts receivable	329,417	388,792
Stock subscription receivable	100,000	—
Prepaid expenses	155,792	90,109

Total current assets	656,898	531,627
Deposits and other assets	142,620	3,740
Oil and gas property, plant and equipment
Proven property - net	7,802,286	8,499,199
Unproven property	8,363,852	8,335,380

Total oil and gas properties, net	16,166,138	16,834,579

Total assets	$16,965,656	$17,369,946

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$909,790	$312,553
Contingent consideration	—	1,404,059
Note payable to bank	5,323,590	5,094,042

Total current liabilities	6,233,380	6,810,654
Asset retirement obligations	1,625,360	1,601,423

Total liabilities	7,858,740	8,412,077
Contingently redeemable convertible preferred stock (100,000,000 shares authorized; $0.001 par value; 1,700,000 and 2,300,000 shares issued and outstanding , respectively; redemption $2.00 per share)	366,953	496,467
Contingently redeemable common stock	49,805,527	7,105,032

	50,172,480	7,601,499
Stockholders’ Equity (Deficit)
Common stock - 400,000,000 shares authorized; $0.001 par value; 74,345,764 and 50,582,516 shares issued and outstanding, respectively	74,346	50,583
Additional paid-in capital	(28,185,866)	7,691,161
Accumulated other comprehensive loss	(33,795)	(42,438)
Accumulated deficit	(12,920,249)	(6,342,936)

Total stockholders’ equity (deficit)	(41,065,564)	1,356,370

Total liabilities and stockholders’ equity (deficit)	$16,965,656	$17,369,946

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Oil and gas revenue	$588,016	$49,791	$1,286,264	$95,611

Costs and Expenses
General and administrative	911,875	103,766	1,923,481	225,764
Production expenses	422,559	48,834	851,077	82,485
Depletion, depreciation, and amortization	381,799	19,794	802,584	19,794
Accretion on asset retirement obligation	12,914	—	25,940	—

Total costs and expenses	1,729,147	172,394	3,603,082	328,043

Operating Loss	(1,141,131)	(122,603)	(2,316,818)	(232,432)

Other Income and Expense
Interest expense	(57,381)	—	(114,083)	—
Interest income	—	35	—	121
Change in value of contingent consideration	(4,189,836)	—	(4,146,412)	—

Total other income and expense	(4,247,217)	35	(4,260,495)	121

Net loss	$(5,388,348)	$(122,568)	$(6,577,313)	$(232,311)

Basic and diluted weighted average shares outstanding	61,791,272	50,435,385	56,216,894	56,457,569

Basic and diluted net loss per share	$(0.09)	$(0.00)	$(0.12)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net loss	$(5,388,348)	$(122,568)	$(6,577,313)	$(232,311)
Other comprehensive loss
Foreign currency translation adjustment	(141,878)	—	8,643	—

Comprehensive loss	$(5,530,226)	$(122,568)	$(6,568,670)	$(232,311)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated other comprehensive gain/(loss)	Accumulated Deficit	Total
Balance at December 31, 2010	62,360,000	$62,360	$980,472	$—	$(293,601)	$749,231
Issuance of common stock and warrants February 2011	300,000	300	149,700	—	—	150,000
Cancellation of stock by shareholders April 2011	(15,890,000)	(15,890)	15,890	—	—	—
Issuance of common stock and warrants April 2011	250,000	250	249,750	—	—	250,000
Issuance of convertible preferred stock and warrants August 2011	—	—	4,103,533	—	—	4,103,533
Common stock issued for services	10,000	10	19,990	—	—	20,000
Issuance of common stock October 2011 as part of acquisition	3,552,516	3,553	706,952	—	—	710,505
Stock based compensation	—	—	1,464,874	—	—	1,464,874
Foreign currency translation	—	—	—	(42,438)	—	(42,438)
Net loss	—	—	—	—	(6,049,335)	(6,049,335)

Balance at December 31, 2011	50,582,516	50,583	7,691,161	(42,438)	(6,342,936)	1,356,370
Common stock issued for services	60,000	60	59,940	—	—	60,000
Conversion of convertible preferred stock to common stock	600,000	600	128,913	—	—	129,513
Issuance of common stock May 2012, net	915,900	916	247,394	—	—	248,310
Issuance of common stock to settle contingent consideration obligation	21,350,247	21,350	(37,170,780)	—	—	(37,149,430)
Issuance of common stock June 2012, net	837,101	837	149,163	—	—	150,000
Stock based compensation	—	—	708,343	—	—	708,343
Foreign currency translation	—	—	—	8,643	—	8,643
Net loss	—	—	—	—	(6,577,313)	(6,577,313)

Balance at June 30, 2012	74,345,764	$74,346	$(28,185,866)	$(33,795)	$(12,920,249)	$(41,065,564)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,577,313)	$(232,311)

Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	708,343	—
Accretion on asset retirement obligation	25,940	—
Issuance of common stock for services	60,000	—
Change in value of contingent consideration liability	4,146,412	—
Depletion, depreciation, amortization and impairment	802,584	19,794
Changes in operating assets and liabilities:
Accounts and subscriptions receivable	59,963	831
Prepaid expenses and other assets	2,934	14,701
Accounts payable	603,602	21,620

Net cash flows from operating activities	(167,535)	(175,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(142,438)	(171,774)

Net cash flows from investing activities	(142,438)	(171,774)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock and warrants	90,000	400,000
Proceeds from note payable to bank	229,548	—

Net cash flows from financing activities	319,548	400,000

Change in cash and cash equivalents before effect of exchange rate changes	9,575	52,861
Effect of exchange rate changes	9,388	—

Net change in cash and cash equivalents	18,963	52,861
Cash and cash equivalents, beginning of period	52,726	100,894

Cash and cash equivalents, end of period	$71,689	$153,755

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$109,333	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock subscription receivable	$100,000	$—
Common stock issued under purchase agreement	$208,311	$—
Common stock issued for contingent consideration	$5,550,471	$—
Common stock classified as contingently redeemable	($42,700,494)	$—
Conversion of convertible preferred stock to common stock	$129,513	$—

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF OPERATIONS

Description of Business

We are an oil and gas exploration, development and production company. Our oil and gas property interests are located in Western Canada (in Berwyn, Medicine River, Boundary Lake, Red Earth, Swan Hills and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia) and in the United States (in the Piqua region of the State of Kansas and in the Bakken and Three Forks formations in Divide County, North Dakota). Subsequent to the quarter ended June 30, 2012, we entered into an agreement for the sale of our oil and gas property interests located in the Red Earth area of Alberta, Canada. See “Note 7 – Subsequent Events” below.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, Legend Canada. Intercompany transactions and balances have been eliminated in consolidation. We account for our undivided interest in oil and gas properties using the proportionate consolidation method, whereby our share of assets, liabilities, revenues and expenses are included in the financial statements.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of Legend Oil & Gas Ltd. and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2011. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2011 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending December 31, 2012.

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

Accounts Receivable

Accounts receivable are due under normal trade terms and are presented on the consolidated balance sheets net of allowances for doubtful accounts. We establish provisions for losses on accounts receivable for estimated uncollectible accounts and regularly review collectability and establish or adjust the allowance as necessary using the specific identification method. Account balances that are deemed uncollectible are charged off against the allowance. No allowance for doubtful accounts was necessary as of June 30, 2012 and December 31, 2011.

Comprehensive Income

For operations outside of the U.S. that prepare financial statements in currencies other than U.S. dollars, we translate the financial statements into U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical costs. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss). Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at June 30, 2012 and December 31, 2011.

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through the second quarter of 2012. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of equity issuances and bank debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production. At June 30, 2012, we had cash and cash equivalents totalling approximately $72,000.

In October 2011, we established a revolving demand loan with National Bank of Canada through our wholly-owned subsidiary, Legend Canada. The credit facility had a maximum borrowing base of CA$6.0 million. On March 25, 2012, we received notification from the Bank of its decision to reduce and restructure our credit facility, following their interim review in the first quarter of 2012. The Bank advised us that it decided to reduce the maximum borrowing base under the credit facility due to decreases in the market prices of natural gas and the resulting decrease in the value of our reserves securing the credit facility. On March 27, 2012, we entered into an Amending Offering Letter with the Bank to amend the credit facility on the following terms: (a) the revolving demand loan was reduced from CA$6.0 million to CA$4.0 million, which is payable in full at any time upon demand by the Bank; (b) the Bank provided a new CA$1.5 million bridge demand loan, which was payable in full at any time upon demand by the Bank, and in any event no later than May 31, 2012; and (c) we were required to provide an unlimited guarantee of the credit facility for Legend Canada. Outstanding principal under the bridge demand loan bears interest at the Bank’s prime rate of interest plus 2.0% (the Bank’s current prime rate is 3.0%). In connection with the Amending Offering Letter, on March 27, 2012, Legend Canada entered into a CA$1.5 million variable rate demand note to the Bank, and we paid CA$15,000 to the Bank as a non-refundable bridge fee. In May 2012, we entered into an unlimited guarantee of the credit facility in favor of the Bank, and we also entered into a blanket security agreement, granting to the Bank a security interest in all of our personal property assets to secure the guarantee. On June 5, 2012, we entered an Amending agreement that extended the repayment of the bridge demand loan to December 1, 2012, with CA$250,000 monthly payments being made beginning July 15, 2012 and last payment on December 1, 2012. On June 13, 2012, we received notification that as a result of our May 31, 2012 bank review, our revolving credit facility would remain at CA$4.0 million and that our next scheduled reviewed would be December 1, 2012.

As of the date of this Report, we have an outstanding balance under the revolving demand loan with the Bank in the amount of approximately $3,968,000 (CA$3,975,000) and approximately $1,248,000 (CA$1,250,000) under the bridge demand loan. The Bank may demand repayment of all amounts owed by Legend Canada to it at any time. There is no assurance that any portion of this credit facility will be available to Legend Canada in the future.

The Amending Offering Letter with the Bank originally required that we complete an equity financing of at least CA$1.5 million on or before May 31, 2012, the proceeds of which were required to be used to pay off the bridge demand loan. In conjunction with June 5, 2012, Amending agreement, the Company agreed to enter into an equity financing, the proceeds of which would be used as required to make the periodic CA$250,000 payments. Subsequently on May 22, 2012, the Company entered into an agreement with Lincoln Park Capital (“Lincoln Park”) to sell up to $10.2 million in common stock during a three year term. This agreement permits the Company to sell stock to LPC at increments of 250,000 shares, with timing based on the Company’s discretion. There is a $0.10 per share floor price that would prohibit the Company from any sales below that price. At the date of this Report, the Company has sold and issued 2,769,268 common shares to Lincoln Park, and received $344,000 in funding.

Subsequent to June 30, 2012, and discussed in Note 7, the Company agreed on July 26, 2012 to sell its oil and gas interests in the Red Earth, Alberta property for CA$750,000 in gross proceeds. This transaction is expected to close on or about August 7, 2012. The revolving bank line borrowing base will be reduced by CA$150,000 as a result of this sale. It is management’s intention to use the net proceeds, after the costs of the sale, for the next scheduled monthly bridge loan payment and to retire current liabilities in working capital. From time to time, we may seek to sell certain of our other oil and gas properties.

We believe that the combination of revenue from our on-going operations, proceeds from the Red Earth sale and potential future asset sales, and our equity financing arrangement with Lincoln Park provide us the ability to make our scheduled monthly bridge loan payments. However, in the event we are unable to meet a bridge loan scheduled payment or the repayment of the revolving demand loan at any time upon demand by the Bank, we will be in default of our obligations to the Bank. The Bank has a first priority security interest in all of our assets and can exercise its rights and remedies against us as a secured creditor. Any such default by us or action by the Bank will have a material adverse effect on us and our business. If we are unable to negotiate favorably with the Bank, or if we are unable to secure additional financing, whether from equity, debt, or alternative funding sources, this could have a material adverse effect on us and we may be required to sell some or all of our properties, sell or merge our business, or file a petition for bankruptcy.

In addition, Sovereign and the holders of our convertible preferred stock have “put” rights to require us to repurchase their shares at a price of $2.00 per share. These put rights became exercisable on April 1, 2012. As of March 30, 2012, we received signed waivers from the holders of our convertible preferred stock of their put rights; however, these waivers are contingent on Sovereign also agreeing to waive its rights. In addition, as of March 31, 2012, Sovereign executed a stand-still agreement agreeing not to exercise its put rights prior to June 15, 2012, and Sovereign has subsequently verbally agreed to extend the stand-still agreement for an unspecified period of time. We currently do not have sufficient cash assets available to repurchase the shares of convertible preferred stock or the shares of common stock issued to Sovereign in the event that the put rights are exercised, in which case we will be in default of our obligations under our purchase agreement with Sovereign and the terms of the convertible preferred stock in our Articles of Incorporation. The exercise of any of these put rights would have a material adverse effect on our business and financial condition.

In the event that we are able to resolve our obligations to the Bank and the put rights, we anticipate needing additional financing to fund our drilling and development plans in 2012. As described above, we have entered into an agreement with Lincoln Park to sell up to $10.2 million in common stock. However, the timing for closing on funds is variable and there is no guarantee on the amount of proceeds we will receive. We may seek financing from other sources, which may also include the sale of certain of our oil and gas properties. Our ability to obtain financing or to sell our properties on favorable terms may be impaired by many factors outside of our control, including the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and other factors. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital.

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

Our financial statements the quarter ended June 30, 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

As discussed in Note 4, we have incurred asset retirement obligations of $1,625,360, the value of which was determined using unobservable pricing inputs (or Level 3 inputs). We use the income valuation technique to estimate the fair value of the obligation using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, and timing of settlement.

Our contingent consideration liability is also estimated using unobservable pricing inputs (or Level 3 inputs). We use a model to simulate the value of our future stock based on the historical mean of the stock price to estimate the fair value of the contingent consideration liability. We incurred the contingent consideration liability on October 20, 2011, in connection with the acquisition of assets from Sovereign and on that date the estimated value of the contingent consideration liability was nil. Subsequent changes in fair value resulted in a non-cash charge to operations amounting to $1,404,059 during 2011. During the period ended June 30, 2012, the change in value of the contingent consideration liability resulted in a non-cash loss amounting to $4,146,412 and the obligation was settled by issuing 21,350,247 shares of common stock to Sovereign on May 17, 2012.

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

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. We have not sold any oil and gas properties through June 30, 2012.

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties in each cost center are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If the cost of oil and gas properties exceeds the ceiling, the excess is reflected as a non-cash impairment charge to earnings. The impairment charge is permanent and not reversible in future periods, even though higher oil and gas prices in the future may subsequently and significantly increase the ceiling amount. No impairment charges were incurred during the periods ended June 30, 2012 and 2011.

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

Stock-based compensation

We measure compensation cost for stock-based payment awards at fair value and recognizes it as compensation expense over the service period for awards expected to vest. Compensation cost is recorded as a component of general and administrative expenses in the consolidated statements of operations, net of an estimated forfeiture rate, and amounted to $708,343 for the period ended June 30, 2012. Compensation cost is only recognized for those awards expected to vest on a straight-line basis over the requisite service period of the award. Our policy is to issue new shares to fulfill the requirements for options that are exercised.

Earnings (Loss) Per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period, including contingently redeemable common stock. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding. As of June 30, 2012, potentially dilutive common shares include warrants to purchase 4,150,000 shares of common stock, options to purchase 2,840,000 shares of common stock, and preferred stock convertible into 1,700,000 shares of common stock. During the periods ended June 30, 2012 and 2011 potentially dilutive common shares were not included in the computation of diluted loss per shares as to do so would be anti-dilutive.

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

Concentration

During the six months ended June 30, 2012, sales of oil and gas to four customers individually exceeded 10% of the total oil and gas revenue. Sales to Husky Energy Marketing, BP Canada Energy, Kelly Maclaskey Oilfield Service Inc., and Gibson Petroleum accounted for approximately 36%, 16%, 13% and 12% of total oil and gas sales, respectively. We believe that the loss of any of the significant customers would not result in a material adverse effect on our ability to market future oil and natural gas production.

NOTE 3 - OIL AND GAS PROPERTIES

The amount of capitalized costs related to oil and gas property and the amount of related accumulated depletion, depreciation, and amortization are as follows:

	June 30, 2012	December 31, 2011
Proven property, net of impairment	$9,090,866	$8,992,793
Accumulated depletion, depreciation, and amortization	(1,288,580)	(493,594)

	7,802,286	8,499,199
Unproven property	8,363,852	8,335,380

	$16,166,138	$16,834,579

NOTE 4 – ASSET RETIREMENT OBLIGATION

The following table reconciles the value of the asset retirement obligation for the periods ended June 30, 2012 and June 30, 2011:

	June 30, 2012	June 30, 2011
Opening balance, January 1	$1,601,423	$—
Liabilities incurred	—	—
Liabilities settled	—	—
Foreign currency translation adjustment	(2,003)	—
Accretion expense	25,940	—

Ending balance, June 30	$1,625,360	$—

NOTE 5 - STOCKHOLDERS’ EQUITY

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

On August 10, 2011, we completed a private placement for 2,300,000 units at $2.00 per unit, for a total of $4,600,000 in gross proceeds. Each unit consists of one share of restricted convertible preferred stock and a warrant to purchase one share of restricted common stock. The convertible preferred stock is convertible into one share of restricted common stock, subject to customary adjustment for stock splits or similar events. The warrants are exercisable at $2.00 per share over a period of three years from the date of issuance. The offering was conducted under the exemption from registration provided pursuant to Regulation S under the U.S. Securities Act of 1933, as amended. The holders of shares of convertible preferred stock have a put right to require us to repurchase such shares for a price of $2.00 per share. The amount allocated to the convertible redeemable preferred stock is presented as mezzanine equity in the consolidated financial statements rather than as permanent equity. We allocated the gross proceeds of $4,600,000 from the private placement between the convertible preferred stock and the warrants issued proportionately based on their estimated fair values as of the closing date of the private placement. The relative fair value of the convertible preferred stock and the warrants was estimated to be $2,766,733 and $1,833,267, respectively. The effective conversion price was used to measure the intrinsic value of the embedded conversion option which amounted to $2,270,266. As a result, the carrying value of the convertible preferred stock presented as mezzanine equity in the consolidated financial statements (net of the impact of the conversion of 600,000 shares on convertible preferred stock described below) is $366,953. As of December 31, 2011 and June 30, 2012, no adjustment to the carrying value of the convertible preferred stock to its redemption value was necessary as it was not considered probable that the convertible preferred stock would become redeemable (as described below, the holders of the convertible preferred stock conditionally agreed to waive their put rights). At June 30, 2012, the aggregate redemption value is $3.4 million.

On September 28, 2011, we entered into a retainer letter agreement with Midsouth Capital Inc., an investment banking firm, for investment banking services. As part of the compensation to Midsouth, we issued 10,000 shares of restricted common stock to Midsouth.

On October 21, 2011, we issued 3,552,516 common shares per share to Sovereign in connection with our acquisition of the Canadian oil and gas properties. Sovereign has a put right to require us to repurchase such shares for a price of $2.00 per share. Sovereign executed a stand-still agreement that nullified their put rights until various conditions could be met, most significantly the joint effort by the Company and Sovereign to dispose, by sale to unrelated parties, of the 3,552,516 shares issued to Sovereign on the closing of the asset acquisition. In connection with the acquisition of assets from Sovereign, the Company agreed to a mechanism of staggered payments to maintain the value of the stock component of the purchase at the original amount of $2.00 per share through a series of Variable Weighted Average Price (“VWAP”) calculations. Under the purchase agreement, Sovereign could not own more than 10% of the Company’s common stock, unless they chose to waive that condition. On May 17, 2012, in conjunction with the final VWAP calculation, Sovereign waived the 10% ownership limitation and the Company issued 21,350,247 shares of restricted common stock to Sovereign. The contingent consideration obligation was settled and a loss of $4,146,412 was recognized to reflect the difference between the contingent consideration and the fair value of the final VWAP shares. The 21,350,247 shares of common stock issued to Sovereign on May 17, 2012, also include a put right, whereby Sovereign may require us to repurchase the shares for a price of $2.00 per share therefore, the redemption amount of the common stock is recorded as mezzanine equity.

On January 12, 2012, we issued 60,000 shares of common stock with a fair value of $60,000 to a consultant in exchange for services. The fair value of the common shares was recorded as a component of general administrative expenses during the period ended March 31, 2012.

On March 26, 2012 the holders of convertible preferred stock agreed to waive their put option, with the condition that Sovereign also waives its put option. In connection with the waiver by the holders of the convertible preferred stock, the Company agreed to issue 2,772,728 shares of common stock to the convertible preferred stock holders as consideration for the waivers and only following a similar waiver by Sovereign. No such shares have been issued to date. Sovereign chose not to waive its put option rights, but rather executed a stand-still agreement that nullified their put rights until various conditions could be met, most significantly the joint effort by the Company and Sovereign to dispose, by sale to unrelated parties, of the 3,552,516 shares issued to Sovereign on the closing of the asset acquisition. The stand-still agreement was effective through June 15, 2012, and the Company and Sovereign have reached a verbal agreement to extend the stand-still agreement while the parties continue their joint efforts to dispose of the shares. Upon achieving the sale of these original shares, the Company expects that Sovereign will then permanently waive its put option rights.

On March 30, 2012, a preferred stock holder elected to convert its preferred shares to common stock. Accordingly, the Company issued 600,000 shares of common stock and retired 600,000 preferred shares. Mezzanine equity was reduced by $129,514, and then transferred to common shares and additional paid-in capital accordingly.

On May 22, 2012, the Company commenced an agreement with Lincoln Park Capital to sell up to $10.2 million in common stock during a term of three years. Upon signing the agreements, Lincoln Park made an initial purchase of 192,308 shares of common stock for $50,000 at a price of $0.26 per share. Upon filing the registration statement, Lincoln Park purchased another $50,000 at a price of $0.23 per share. On June 29, 2012 the SEC declared effective the registration statement related to the transaction, at which time Lincoln Park purchased an additional $100,000 in common stock at $0.165 per share (recorded as stock subscription receivable at June 30, 2012). In consideration for entering into the Purchase Agreement, the Company issued 723,592 shares of common stock to Lincoln Park as an initial commitment fee. The fair value of these 723,592 commitment shares were recorded as deferred offering costs and amounted to $208,311. The deferred offering costs will be amortized as we utilize the purchase agreement with Lincoln Park. Up to 1,072,183 of additional shares of common stock may be issued on a pro rata basis to LPC as an additional commitment fee as Lincoln Park purchases additional shares of common stock under the Purchase Agreement. The Company received $100,000 from Lincoln Park on July 3, 2012.

Warrants

The following table summarizes outstanding warrants to purchase shares of our common stock as of December 31, 2011 and June 30, 2012, as described above:

	Shares of Common Stock Issuable from Warrants Outstanding as of
Date of Issue	June 30, 2012	December 31, 2011	Exercise Price	Expiration
October 2010	1,300,000	1,300,000	$0.50	October 2013
February 2011	300,000	300,000	$0.50	February 2014
April 2011	250,000	250,000	$1.00	April 2014
August 2011	2,300,000	2,300,000	$2.00	August 2014

	4,150,000	4,150,000

As of June 30, 2012, none of the outstanding warrants had been exercised.

Stock Incentive Plan

On May 3, 2011, our Board of Directors adopted the Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan (“Plan”). The Plan provides for the grant of options to purchase shares of our common stock, and stock awards consisting of shares of our common stock, to eligible participants, including directors, executive officers, employees and consultants of the Company. We have reserved 4,500,000 shares of common stock for issuance under the Plan. In November 2011, our Board approved the grant of stock options for a total of 1,400,000 shares to two Directors and two employees at an exercise price of $2.17 per share. The fair value of the option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 94.18%, a risk free rate of 2.03%, and an expected life of 10 years. In December 2011, the Board approved the grant of stock options for a total of 1,400,000 shares to two directors and two employees at an exercise price of $0.99 per share. The fair value of the option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 92.9%, a risk free rate of 1.92%, and an expected life of 10 years. In February 2012, the Board approved the grant of stock options for a total of 40,000 shares to two directors at an exercise price of $0.87 per share. The fair value of the option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 92.9%, a risk free rate of 2.00%, and an expected life of 10 years.

At June 30, 2012, there were 1,660,000 shares of common stock available under the Plan, and there were options to purchase 973,333 shares of stock exercisable, with a remaining contractual term of 9.5 years. The weighted average exercise price of stock options granted and exercisable at June 30, 2012 was $1.57. There were no options exercised, forfeited, or expired during the period ended June 30, 2012.

At June 30, 2012, the aggregate intrinsic value of outstanding stock options was $0. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on June 30, 2012 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of June 30, 2012. This amount changes based on the fair market value of the Company’s stock.

At June 30, 2012, the Company had $1.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.4 years.

NOTE 6 – NOTE PAYABLE TO BANK

Under a series of agreements with National Bank of Canada (the “Bank”), as of June 30, 2012, we had a revolving credit facility with a maximum borrowing base of $3,928,800 (CA$4,000,000) through our wholly-owned subsidiary, Legend Canada. Outstanding principal under the loan bears interest at a rate equal to the Bank’s prime rate of interest (currently 3%) plus 1%. We are obligated to pay a monthly fee of 0.25% of any undrawn portion of the credit facility. The borrowings under the credit facility are payable upon demand at any time. Borrowings under the agreements are collateralized by a Fixed and Floating Charge Demand Debenture (the “Debenture”) to the Bank in the face amount of CA$25 million, to secure payment of all debts and liabilities owed by Legend Canada to the Bank. The interest rate on amounts drawn under the Debenture, as well as interest that is past due, is the prime rate, plus 7% per annum. As further collateral, Legend Canada also executed an Assignment of Book Debts on October 19, 2011, that grants, transfers and assigns to the Bank a continuing and specific security interest in specific collateral of Legend Canada, including all debts, proceeds, accounts, claims, money and chooses in action which currently or in the future are owing to Legend Canada. Under the agreements, we must maintain a working capital ratio, exclusive of bank indebtedness, of at least 1 to 1. For purposes of this calculation, the undrawn availability under the revolving credit facility is added to current assets. We were in compliance with this debt covenant at June 30, 2012. The revolving credit facility is subject to review by the Bank at future dates as determined by the Bank, and the Bank may increase or lower the maximum borrowing base subject to their review.

The Company also had a bridge demand loan in place through Legend Canada that was fully drawn on June 30, 2012 for $1,473,330 (CA$1,500,000). This bridge facility bears interest at a rate equal to the Bank’s prime rate of interest (currently 3%) plus 2%. On June 5, 2012, the Company entered into an agreement with National Bank to repay this bridge demand loan with 5 monthly payments of CA$250,000 commencing July 15, 2012, with final repayment on December 1, 2012. The Company made the first scheduled payment of CA$250,000 to the Bank on July 15, 2012.

As of June 30, 2012, there was $5,323,590 (CA$5,420,067) in total indebtedness with National Bank outstanding on a combination of the revolving credit facility and bridge facility. The next scheduled review of the revolving credit facility is December 1, 2012.

Legend Canada also has a CA$20,000 ($20,000USD) letter of guarantee outstanding, related to a company that provides third party processing to the Company.

NOTE 7 – SUBSEQUENT EVENT

From July 1, 2012, through the date of this Report, the Company sold an additional 1,000,000 shares of common stock under its agreement with Lincoln Park for gross proceeds of $154,000. See Note 5 regarding the Lincoln Park agreement. The Company issued 16,267 additional commitment shares in conjunction with these sales. At the date of this report, the remaining registered shares to be issued under the agreement for cash amounted to 7,480,962 and the remaining additional commitment shares to be issued under the agreement amounted to 1,040,071.

On July 26, 2012, the Company agreed to sell its oil and gas interests in the Red Earth area of Alberta, Canada for gross proceeds, before costs of sale, of CA$750,000. This transaction is expected to close on or about August 7, 2012. The net proceeds from the sale of the Red Earth interests will be credited to the Company’s Canadian full cost pool with no gain or loss recognized. At December 31, 2011, the discounted future net cash flows associated with the Red Earth interest amounted to CA$537,000.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes. We incorporate by reference into this Report our audited consolidated financial statements for the years ended December 31, 2011 and 2010. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “Forward Looking Statements,” and elsewhere in this Report.

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

Overview of Business

We are an oil and gas exploration, development and production company. Our oil and gas property interests are located in Western Canada (in Berwyn, Medicine River, Boundary Lake, Red Earth, Swan Hills and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia) and in the United States (in the Piqua region of the State of Kansas and in the Bakken and Three Forks formations in Divide County, North Dakota). Subsequent to the quarter ended June 30, 2012, we entered into an agreement for the sale of our oil and gas property interests located in the Red Earth area of Alberta, Canada. See Note 7 in our Notes to Consolidated Financial Statements in this Report.

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

Results of Operations

The following is a discussion of our consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our Consolidated Financial Statements and the Notes thereto contained elsewhere in this Form 10-Q. Comparative results of operations for the periods indicated are discussed below.

The following table sets forth certain of our oil and gas operating information for the three and six months ended June 30, 2012, and June 30, 2011, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Production Data:
Oil production (bbls)	5,402	512	11,230	1,045
Average daily oil production (bbl/d)	59	6	62	6
Natural gas production (mcf)	82,958	—	175,397	—
Average daily natural gas production (mcf/d)	912	—	964	—
Natural gas liquids production (bbl)	457	—	878	—
Average daily natural gas liquids production (bbl/d)	5	—	5	—
Total BOE	19,685	512	41,341	1,045
Total BOE/d	216	6	227	6

Revenue Data:
Oil revenue ($)	443,000	50,000	947,000	96,000
Average realized oil sales price ($/bbl)	82.05	97.22	84.46	91.49
Gas revenue ($)	118,000	—	284,000	—
Average realized gas sales price ($/mcf)	1.46	—	1.61	—
Natural gas liquids revenue ($)	27,000	—	55,000	—
Average realized natural gas liquids price ($/bbl)	59.42	—	63.32	—

Operating expenses:
Lease operating expenses	423,000	49,000	851,000	83,000
Average operating expenses ($/boe)	21.49	95.68	20.59	79.43

Operating Margin ($/boe)	8.38	1.54	10.52	12.06

Depreciation, depletion, and amortization	382,000	20,000	803,000	20,000

*	Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

Production and Revenue

Revenues

	Three months Ended June 30,			Six Months Ended June 30,
	2012 $	2011 $	Change %	2012 $	2011 $	Change %
Product revenues:
Crude oil sales	443,000	50,000	786	947,000	96,000	888
Natural gas sales	118,000	—	—	284,000	—	—
Natural gas liquids sales	27,000	—	—	55,000	—	—

Product revenues	588,000	50,000	1,076	1,286,000	96,000	1,240

The increase in natural gas and natural gas liquids are the result of the Canadian asset acquisition in the fourth quarter of 2011. Oil sales in our Kansas property increased from $50,000 in the second quarter of 2011 to $96,000 in the second quarter of 2012, and increased from $96,000 to $219,000 in the six months ended June 30, 2011 compared to the six months ended June 30, 2012. The remaining increase in oil revenues is the result of adding the Canadian properties in October 2011.

Production

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change %	2012	2011	Change %
Sales Volume:
Crude Oil(bbl)	5,402	512	955	11,230	1,045	975
Natural Gas(mcf)	82,958	—	—	175,397	—	—
Natural Gas Liquids(bbl)	457	—	—	878	—	—

Total BOE	19,685	512	3,745	41,341	1,045	3,856

*	Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

The overall increase in production was mostly related to the Canadian asset acquisition. The Kansas property oil production is doubled year over year (512 bbls in 2011 compared to 1,067 in 2012, while the Canadian properties added 4,335bbls (48bbl/d) of oil production in the second quarter of 2012. All of the natural gas and natural gas liquids are from the Canadian properties that were added in the fourth quarter of 2011.

Commodity Prices Realized

	Three Months Ended June 30,			Six Months Ended June 30,
	2012 $	2011 $	Change %	2012 $	2011 $	Change %
Sales Price:
Crude Oil($/bbl)	82.05	97.22	(13)	84.46	91.49	(8)
Natural Gas($/mcf)	1.46	—	—	1.61	—	—
Natural Gas Liquids($/bbl)	59.42	—	—	63.32	—	—

The average price per barrel of crude oil during the second quarter of 2012 was $82.05, down from $97.22 in the second quarter of 2011, a decrease in price that mirrors the world oil pricing environment. The commodity pricing for the first half of 2012 has been relatively flat to date, with small decreases in prices year to date. We have no comparison price for the gas and NGL revenue as they are from the Canadian assets acquired in the fourth quarter of 2011. The prices we receive for our oil and natural gas production are determined by the market and heavily influence our revenue, profitability, access to capital and future rate of growth.

Lease Operating Expenses

Operating expenses increased on an absolute basis to $423,000 in the second quarter of 2012 from $49,000 in the second quarter of 2011. However, on a per barrel basis, the operating expense decreased from $95.68/boe in the second quarter of 2011 to $21.49/boe in the corresponding period of 2012. A major charge in the second quarter was for an unscheduled workover of our Swan Hills property that increased our expenses. For the six month period, the operating expenses totaled $851,000($20.59/bbl), compared to $83,000($79.43/bbl) for the comparative period in 2011.

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses were $912,000 for the second quarter of 2012, as compared to $104,000 for the same period in 2011, an $808,000 increase. The period-to-period increase is largely a result of the increased size and scope of the Company following the 2011 Sovereign purchase, and structuring for future growth opportunities. More particularly, the increase is due to: (i) an increase in compensation paid to our executive officers; (ii) an increase in fees paid to professionals in connection with restructuring the business and related matters; (iii) paying contract personnel to assist with our operations; and (iv) an increase in SEC reporting activity and expenses.

	Three months Ended June 30,			Six Months Ended June 30,
	2012 $	2011 $	Change %	2012 $	2011 $	Change %
General and administrative expenses
Professional fees	192,000	42,000	357	445,000	95,000	368
Salaries and benefits	196,000	41,000	378	431,000	81,000	432
Office and administration	185,000	21,000	781	339,000	50,000	578
Stock based compensation	339,000	—	—	708,000	—	—

Total	912,000	104,000	777	1,923,000	226,000	751

The second quarter of 2012 saw salary and benefits and professional fee expenses decrease from the first quarter of 2012 as the Company worked to reduce costs and streamline internal operations. The decreases in salaries and professional fees were slightly offset by increased administration costs, mostly in the form of software licenses. Stock based compensation is a significant item in the general and administrative, and the amount in the first two quarters of 2012 reflects the amortization of the fair value of options granted in 2011 and the addition of options granted in 2012 to new directors. Disclosure of these stock based compensation transactions can be found in Note 5 to the Notes to Consolidated Financial Statements for the period ended June 30, 2012.

Depletion, depreciation, and amortization

The company incurred $382,000 for depreciation, depletion, amortization for the three months ended June 30, 2012 ($20,000 for three months ended June 30, 2011) and $803,000 for the six months ended June 30, 2012 ($20,000 for six months ended June 30, 2011). The increase for the periods presented is due to an increase in production.

Accretion expense

For the three months ended June 30, 2012 the company had accretion expense of $13,000 (nil in 2011) related to the Company’s asset retirement obligations. For the six months ended June 30, 2012, the accretion expense totaled $26,000(nil in 2011). The increases are the result of higher average obligations in 2012 as our asset base has grown in these periods.

Interest expense

Interest expense was $57,000 and $114,000 for the three and six months ended June 30, 2012 respectively (nil in 2011). The increase in interest expenses from 2011 is due to the establishment of the revolving bank line in Canada, and the subsequent interest payments from having drawn on this line. There was no bank indebtedness in the first six months of 2011.

Change in contingent consideration

Due to the nature of the security related price guarantee in conjunction with the International Sovereign Canadian asset purchase in October 2011, there was deemed to be contingent consideration and subsequent changes in fair value of this consideration. The amount of this consideration obligation was reduced to $0 at June 30, 2012 as a result of the Company issuing additional shares to Sovereign ($1,361,000 at March 31, 2012; $1,404,000 at December 31, 2011). Disclosure of the contingent consideration related to those stock issuances can be found in Note 5 to the Notes to Consolidated Financial Statements for the period ended June 30, 2012, which is incorporated by reference herein.

Net loss

The company recorded a net loss of $5,388,348 and $6,577,313 in the three and six months ended June 30, 2012, as compared to the net losses of $123,000 and $232,000 in the corresponding periods in 2011. The increase in the loss, offset by an increase in revenue due to the increased production levels, is mainly due to the addition of stock based compensation in 2012, a large expense for the contingent consideration related to the Sovereign asset purchase, higher operating expenses associated with the higher production levels, the increase in general and administrative costs associated with the growth in the company, and increased depletion charges in 2012.

Liquidity and Capital Resources

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through the second quarter of 2012. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of equity issuances and bank debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production. At June 30, 2012, we had cash and cash equivalents totalling approximately $72,000.

In October 2011, we established a revolving demand loan with National Bank of Canada through our wholly-owned subsidiary, Legend Canada. The credit facility had a maximum borrowing base of CA$6.0 million. On March 25, 2012, we received notification from the Bank of its decision to reduce and restructure our credit facility, following their interim review in the first quarter of 2012. The Bank advised us that it decided to reduce the maximum borrowing base under the credit facility due to decreases in the market prices of natural gas and the resulting decrease in the value of our reserves securing the credit facility. On March 27, 2012, we entered into an Amending Offering Letter with the Bank to amend the credit facility on the following terms: (a) the revolving demand loan was reduced from CA$6.0 million to CA$4.0 million, which is payable in full at any time upon demand by the Bank; (b) the Bank provided a new CA$1.5 million bridge demand loan, which was payable in full at any time upon demand by the Bank, and in any event no later than May 31, 2012; and (c) we were required to provide an unlimited guarantee of the credit facility for Legend Canada. Outstanding principal under the bridge demand loan bears interest at the Bank’s prime rate of interest plus 2.0% (the Bank’s current prime rate is 3.0%). In connection with the Amending Offering Letter, on March 27, 2012, Legend Canada entered into a CA$1.5 million variable rate demand note to the Bank, and we paid CA$15,000 to the Bank as a non-refundable bridge fee. In May 2012, we entered into an unlimited guarantee of the credit facility in favor of the Bank, and we also entered into a blanket security agreement, granting to the Bank a security interest in all of our personal property assets to secure the guarantee. On June 5, 2012, we entered an Amending agreement that extended the repayment of the bridge demand loan to December 1, 2012, with CA$250,000 monthly payments being made beginning July 15, 2012 and last payment on December 1, 2012. On June 13, 2012, we received notification that as a result of our May 31, 2012 bank review, our revolving credit facility would remain at CA$4.0 million and that our next scheduled reviewed would be December 1, 2012.

As of the date of this Report, we have an outstanding balance under the revolving demand loan with the Bank in the amount of approximately $3,968,000 (CA$3,975,000) and approximately $1,248,000 (CA$1,250,000) under the bridge demand loan. The Bank may demand repayment of all amounts owed by Legend Canada to it at any time. There is no assurance that any portion of this credit facility will be available to Legend Canada in the future.

The Amending Offering Letter with the Bank originally required that we complete an equity financing of at least CA$1.5 million on or before May 31, 2012, the proceeds of which were required to be used to pay off the bridge demand loan. In conjunction with June 5, 2012, Amending agreement, the Company agreed to enter into an equity financing, the proceeds of which would be used as required to make the periodic CA$250,000 payments. Subsequently on May 22, 2012, the Company entered into an agreement with Lincoln Park Capital (“Lincoln Park”) to sell up to $10.2 million in common stock during a three year term. This agreement permits the Company to sell stock to LPC at increments of 250,000 shares, with timing based on the Company’s discretion. There is a $0.10 per share floor price that would prohibit the Company from any sales below that price. At the date of this Report, the Company has sold and issued 2,769,268 common shares to Lincoln Park, and received $344,000 in funding.

Subsequent to June 30, 2012, and discussed in Note 7, the Company agreed on July 26, 2012 to sell its oil and gas interests in the Red Earth, Alberta property for CA$750,000 in gross proceeds. This transaction is expected to close on or about August 7, 2012. The revolving bank line borrowing base will be reduced by CA$150,000 as a result of this sale. It is management’s intention to use the remaining net proceeds, after the costs of the sale, for the next scheduled monthly bridge loan payment and to retire current liabilities in working capital. From time to time, we may seek to sell certain of our other oil and gas properties.

We believe that the combination of revenue from our on-going operations, proceeds from the Red Earth sale and potential future asset sales, and our equity financing arrangement with Lincoln Park provide us the ability to make our scheduled monthly bridge loan payments. However, in the event we are unable to meet a bridge loan scheduled payment or the repayment of the revolving demand loan at any time upon demand by the Bank, we will be in default of our obligations to the Bank. The Bank has a first priority security interest in all of our assets and can exercise its rights and remedies against us as a secured creditor. Any such default by us or action by the Bank will have a material adverse effect on us and our business. If we are unable to negotiate favorably with the Bank, or if we are unable to secure additional financing, whether from equity, debt, or alternative funding sources, this could have a material adverse effect on us and we may be required to sell some or all of our properties, sell or merge our business, or file a petition for bankruptcy.

In addition, Sovereign and the holders of our convertible preferred stock have “put” rights to require us to repurchase their shares at a price of $2.00 per share. These put rights became exercisable on April 1, 2012. As of March 30, 2012, we received signed waivers from the holders of our convertible preferred stock of their put rights; however, these waivers are contingent on Sovereign also agreeing to waive its rights. In addition, as of March 31, 2012, Sovereign executed a stand-still agreement agreeing not to exercise its put rights prior to June 15, 2012, and Sovereign has subsequently verbally agreed to extend the stand-still agreement for an unspecified period of time. We currently do not have sufficient cash assets available to repurchase the shares of convertible preferred stock or the shares of common stock issued to Sovereign in the event that the put rights are exercised, in which case we will be in default of our obligations under our purchase agreement with Sovereign and the terms of the convertible preferred stock in our Articles of Incorporation. The exercise of any of these put rights would have a material adverse effect on our business and financial condition.

In the event that we are able to resolve our obligations to the Bank and the put rights, we anticipate needing additional financing to fund our drilling and development plans in 2012. As described above, we have entered into an agreement with Lincoln Park to sell up to $10.2 million in common stock. However, the timing for closing on funds is variable and there is no guarantee on the amount of proceeds we will receive. We may seek financing from other sources, which may also include the sale of certain of our oil and gas properties. Our ability to obtain financing or to sell our properties on favorable terms may be impaired by many factors outside of our control, including the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and other factors. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital.

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

Our financial statements the quarter ended June 30, 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods ended June 30, 2012 and June 30, 2011, respectively:

	For the six months ended June 30,
	2012	2011
Net cash used in operating activities	$(168,000)	$(175,000)
Net cash used in investing activities	(142,000)	(172,000)
Net cash provided by financing activities	320,000	400,000
Effect of exchange rate changes	9,000	—

Net change in cash during period	19,000	53,000

Cash from Operating Activities

Cash used in operating activities was $168,000 for the six months ended June 30, 2012, as compared to cash used by operating activities of $175,000 in the three months ended June 30, 2011. The slight decrease in cash used reflects the consistent operational base of the Company’s assets and stabilization of the Sovereign assets that were added in the fourth quarter of 2011.

Cash from Investing Activities

Cash used for investing activities for the six months ended June 30, 2012 was $142,000 as compared to $172,000 during the six months ended June 30, 2011. The slight decrease is due to the Company spending much of 2012 integrating the Sovereign assets and weathering a poor pricing environment, whereas in the first six months of 2011 the Company was making continuing incremental investments in increasing its oil and gas activities.

Cash from Financing Activities

Total net cash provided by financing activities was $320,000 for the six months ended June 30, 2012, which is a combination of stock issuances to Lincoln Park Capital and the proceeds from bank financing. Total net cash provided by financing activities in the six months ended June 30, 2011 was in the form of common stock and warrants issuances in 2011.

Planned Capital Expenditures

As funds allow, we plan to resume our drilling program on the Kansas properties. In the first quarter of 2012 we finished the 2011 fourth quarter drilling program. Based on the encouraging results from this late 2011 drilling and early 2012 activity, we intend to execute a development program over the remainder of 2012 in the Kansas property.

With respect to the Canadian assets that we acquired in 2011, we have identified two low-risk drilling locations on the Swan Hills, Alberta property, which is currently being developed with one producing vertical oil well. We anticipate that well costs would be approximately $4 million per well. It is our intent to drill the first of these wells upon securing the financing necessary to proceed. We also anticipate potentially drilling at minimum one oil well on the Inga, British Columbia property, with drilling costs there expected to be approximately $1 million per well.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 5 OTHER INFORMATION

The Company agreed on July 26, 2012 to sell its oil and gas interests in the Red Earth, Alberta property for CA$750,000 in gross proceeds. The Company entered into a Royalty and General Rights Conveyance agreement for the sale dated August 7, 2012, a copy of which is filed as Exhibit 10.1 to this Report. This transaction is expected to close on or about August 7, 2012. See Note 7 in our Notes to Consolidated Financial Statements in this Report.

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

LEGEND OIL AND GAS, LTD.

Dated: August 8, 2012	By:	/s/ Marshall Diamond-Goldberg
Marshall Diamond-Goldberg
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2012	By:	/s/ Kyle Severson
Kyle Severson
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

10.1	Royalty and General Rights Conveyance, dated August 7, 2012, between Legend Energy Canada Ltd. and Range Royalty Limited Partnership	Incorporated by reference to Exhibit 99 to the Form 8-K filed by the Company on August 10, 2012.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350	Filed herewith.

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.