Form 10-Q
period 2012-09-30
Legend Oil & Gas, Ltd.
filed 2012-11-14
CIK 1140414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

206-910-2687

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

As of November 7, 2012, the registrant had 76,120,271 shares of its common stock, par value $0.001 per share, issued and outstanding.

LEGEND OIL AND GAS, LTD.

FORM 10-Q

For the Quarterly Period ended September 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

Legend Oil and Gas Ltd.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and cash equivalents	$23,856	$52,726
Accounts receivable	309,234	388,792
Prepaid expenses	49,759	90,109

Total current assets	382,489	531,627
Deposits and other assets	3,740	3,740
Oil and gas property, plant and equipment
Proven property - net	7,097,772	8,499,199
Unproven property	8,660,214	8,335,380

Total oil and gas properties, net	15,757,986	16,834,579

Total assets	$16,144,575	$17,369,946

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities

Accounts payable	$1,389,080	$312,553
Contingent consideration	—	1,404,059
Note payable to bank	4,626,449	5,094,042

Total current liabilities	6,015,529	6,810,654
Asset retirement obligations	1,693,623	1,601,423

Total liabilities	7,709,152	8,412,077
Contingently redeemable convertible preferred stock (100,000,000 shares authorized; $0.001 par value; 1,700,000 and 2,300,000 shares issued and outstanding , respectively; redemption $2.00 per share)	366,953	496,467
Contingently redeemable common stock	49,805,527	7,105,032

	50,172,480	7,601,499

Stockholders’ Equity(Deficit)
Common stock - 400,000,000 shares authorized; $0.001 par value; 76,120,271 and 50,582,516 shares issued and outstanding, respectively	76,120	50,583
Additional paid-in capital	(27,824,945)	7,691,161
Accumulated other comprehensive income (loss)	244,881	(42,438)
Accumulated deficit	(14,233,113)	(6,342,936)

Total stockholders’ equity (deficit)	(41,737,057)	1,356,370

Total liabilities and stockholders’ equity (deficit)	$16,144,575	$17,369,946

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Oil and gas revenue	$601,950	$67,243	$1,888,214	$162,854

Costs and Expenses
General and administrative	950,719	459,797	2,874,200	685,561
Production expenses	563,451	54,329	1,414,528	136,814
Depletion, depreciation, and amortization	326,282	29,309	1,128,866	49,103
Accretion on asset retirement obligation	19,849	—	45,789	—

Total costs and expenses	1,860,301	543,435	5,463,383	871,478

Operating Loss	(1,258,351)	(476,192)	(3,575,169)	(708,624)

Other Income and Expense
Interest expense	(53,920)	—	(168,003)	—
Interest income	—	364	—	485
Change in value of contingent consideration	(593)	—	(4,147,005)	—

Total other income and expense	(54,513)	364	(4,315,008)	485

Net loss	$(1,312,864)	$(475,828)	$(7,890,177)	$(708,139)

Basic and diluted weighted average shares outstanding	75,366,833	47,020,222	62,646,800	53,277,216

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.13)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net loss	$(1,312,864)	$(475,828)	$(7,890,177)	$(708,139)
Other comprehensive loss
Foreign currency translation adjustment	278,676	—	287,319	—

Comprehensive loss	$(1,034,188)	$(475,828)	$(7,602,858)	$(708,139)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated other comprehensive gain/(loss)	Accumulated Deficit	Total
Balance at December 31, 2010	62,360,000	$62,360	$980,472	$—	$(293,601)	$749,231
Issuance of common stock and warrants February 2011	300,000	300	149,700	—	—	150,000
Cancellation of stock by shareholders April 2011	(15,890,000)	(15,890)	15,890	—	—	—
Issuance of common stock and warrants April 2011	250,000	250	249,750	—	—	250,000
Issuance of convertible preferred stock and warrants August 2011	—	—	4,103,533	—	—	4,103,533
Common stock issued for services	10,000	10	19,990	—	—	20,000
Issuance of common stock October 2011 as part of acquisition	3,552,516	3,553	706,952	—	—	710,505
Stock based compensation	—	—	1,464,874	—	—	1,464,874
Foreign currency translation	—	—	—	(42,438)	—	(42,438)

Net loss	—	—	—	—	(6,049,335)	(6,049,335)

Balance at December 31, 2011	50,582,516	50,583	7,691,161	(42,438)	(6,342,936)	1,356,370
Common stock issued for services	60,000	60	59,940	—	—	60,000
Conversion of convertible preferred stock to common stock	600,000	600	128,913	—	—	129,513
Issuance of common stock to settle contingent consideration obligation	21,350,247	21,350	(37,170,780)	—	—	(37,149,430)
Issuance of common stock to Lincoln Park Capital	3,527,508	3,527	418,473	—	—	422,000
Stock based compensation	—	—	1,047,348	—	—	1,047,348
Foreign currency translation	—	—	—	287,319	—	287,319
Net loss	—	—	—	—	(7,890,177)	(7,890,177)

Balance at September 30, 2012	76,120,271	$76,120	$(27,824,945)	$244,881	$(14,233,113)	$(41,737,057)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,890,177)	$(708,139)

Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	1,047,348	—
Accretion on asset retirement obligation	45,789	—
Issuance of common stock for services	60,000	20,000
Change in value of contingent consideration liability	4,147,005	—
Depletion, depreciation, amortization and impairment	1,128,866	49,103
Changes in operating assets and liabilities:
Accounts and subscriptions receivable	59,979	(9,588)
Prepaid expenses and other assets	23,481	(35,084)
Accounts payable	811,547	90,395

Net cash flows from operating activities	(566,162)	(593,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of oil and gas properties	762,825	—
Purchase of oil and gas properties	(286,234)	(243,194)

Net cash flows from investing activities	476,591	(243,194)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock and warrants	422,000	400,000
Proceeds from issuance of convertible preferred stock and warrants	—	4,600,000
Payments on note payable to bank	(467,593)	—

Net cash flows from financing activities	(45,593)	5,000,000

Change in cash and cash equivalents before effect of exchange rate changes	(135,164)	4,163,493
Effect of exchange rate changes	106,294	—

Net change in cash and cash equivalents	(28,870)	4,163,493

Cash and cash equivalents, beginning of period	52,726	100,894

Cash and cash equivalents, end of period	$23,856	$4,294,387

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$168,003	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for contingent consideration	$5,551,064	$—
Common stock classified as contingently redeemable	($42,700,494)	$—
Conversion of convertible preferred stock to common stock	$129,513	$—

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF OPERATIONS

Description of Business

We are an oil and gas exploration, development and production company. Our oil and gas property interests are located in Western Canada (in Berwyn, Medicine River, Boundary Lake, Swan Hills and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia) and in the United States (in the Piqua region of the State of Kansas and in the Bakken and Three Forks formations in Divide County, North Dakota). Subsequent to the quarter ended September 30, 2012, we entered into an agreement for the sale of our oil and gas property interests located in the Swan Hills area of Alberta, Canada and the Divide County lands in North Dakota. See “Note 7 – Subsequent Events” below.

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

Accounts Receivable

Accounts receivable are due under normal trade terms and are presented on the consolidated balance sheets net of allowances for doubtful accounts. We establish provisions for losses on accounts receivable for estimated uncollectible accounts and regularly review collectability and establish or adjust the allowance as necessary using the specific identification method. Account balances that are deemed uncollectible are charged off against the allowance. No allowance for doubtful accounts was necessary as of September 30, 2012 and December 31, 2011.

Comprehensive Income

For operations outside of the U.S. that prepare financial statements in currencies other than U.S. dollars, we translate the financial statements into U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical costs. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss). Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at September 30, 2012 and December 31, 2011.

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through the third quarter of 2012. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of equity issuances and bank debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production. At September 30, 2012, we had cash and cash equivalents totalling approximately $24,000.

In October 2011, we established a revolving demand loan with National Bank of Canada through our wholly-owned subsidiary, Legend Canada. The credit facility had a maximum borrowing base of CA$6.0 million. On March 25, 2012, we received notification from the Bank of its decision to reduce and restructure our credit facility, following their interim review in the first quarter of 2012. The Bank advised us that it decided to reduce the maximum borrowing base under the credit facility due to decreases in the market prices of natural gas and the resulting decrease in the value of our reserves securing the credit facility. On March 27, 2012, we entered into an Amending Offering Letter with the Bank to amend the credit facility on the following terms: (a) the revolving demand loan was reduced from CA$6.0 million to CA$4.0 million, which is payable in full at any time upon demand by the Bank; (b) the Bank provided a new CA$1.5 million bridge demand loan, which was payable in full at any time upon demand by the Bank, and in any event no later than May 31, 2012; and (c) we were required to provide an unlimited guarantee of the credit facility for Legend Canada. Outstanding principal under the bridge demand loan bears interest at the Bank’s prime rate of interest plus 2.0% (the Bank’s current prime rate is 3.0%). In connection with the Amending Offering Letter, on March 27, 2012, Legend Canada entered into a CA$1.5 million variable rate demand note to the Bank, and we paid CA$15,000 to the Bank as a non-refundable bridge fee. In May 2012, we entered into an unlimited guarantee of the credit facility in favor of the Bank, and we also entered into a blanket security agreement, granting to the Bank a security interest in all of our personal property assets to secure the guarantee. On June 5, 2012, we entered an Amending agreement that extended the repayment of the bridge demand loan to December 1, 2012, with CA$250,000 monthly payments being made beginning July 15, 2012 and last payment on December 1, 2012. On June 13, 2012, we received notification that as a result of our May 31, 2012 bank review, our revolving credit facility would remain at CA$4.0 million and that our next scheduled review would be December 1, 2012. In October of 2012, we received notification that our next scheduled review would be January 1, 2013.

In August of 2012, Legend Canada sold its oil and gas interests in the Red Earth, Alberta property for CA$750,000 in gross proceeds. The revolving bank line borrowing base was reduced by CA$150,000 as a result of this sale.

Subsequent to September 30, and discussed in Note 7, the Company has agreed to multiple asset sales. On October 29, 2012, the Company closed the sale of the Divide County assets in North Dakota for gross proceeds of $436,183. On November 1, 2012, Legend Canada sold a significant portion of its interests in the Swan Hills area of Alberta for gross proceeds of CA$1,000,000, accompanied by a reduction in the revolving bank line of CA$350,000.

As of the date of this Report, we have an outstanding balance under the revolving demand loan with the Bank in the amount of approximately $3,229,292 (CA$3,125,000) and approximately $406,840 (CA$400,000) under the bridge demand loan. The Bank may demand repayment of all amounts owed by Legend Canada to it at any time. There is no assurance that any portion of this credit facility will be available to Legend Canada in the future.

The March 27, 2012 Amending Offering Letter with the Bank originally required that we complete an equity financing of at least CA$1.5 million on or before May 31, 2012, the proceeds of which were required to be used to pay off the bridge demand loan. In conjunction with June 5, 2012, Amending agreement, the Company agreed to enter into an equity financing, the proceeds of which would be used as required to make the periodic CA$250,000 payments. Subsequently on May 22, 2012, the Company entered into an agreement with Lincoln Park Capital (“Lincoln Park”) to sell up to $10.2 million in common stock during a three year term. This agreement permits the Company to sell stock to Lincoln Park at increments as defined, with timing based on the Company’s discretion. There is a $0.10 per share floor price that would prohibit the Company from any sales below that price. At the date of this Report, the Company has sold and issued 3,527,508 common shares to Lincoln Park, and received $422,000 in proceeds.

We believe that the combination of revenue from our on-going operations, proceeds from potential future asset sales, and our equity financing arrangement with Lincoln Park provide us the ability to make our scheduled monthly bridge loan payments. However, in the event we are unable to meet a bridge loan scheduled payment or the repayment of the revolving demand loan at any time upon demand by the Bank, we will be in default of our obligations to the Bank. The Bank has a first priority security interest in all of our assets and can exercise its rights and remedies against us as a secured creditor. Any such default by us or action by the Bank will have a material adverse effect on us and our business. If we are unable to negotiate favorably with the Bank, or if we are unable to secure additional financing, whether from equity, debt, or alternative funding sources, this could have a material adverse effect on us and we may be required to sell some or all of our properties, sell or merge our business, or file a petition for bankruptcy.

In addition, International Sovereign Corp. (“Sovereign”) and the holders of our convertible preferred stock have “put” rights to require us to repurchase their shares at a price of $2.00 per share. These put rights became exercisable on April 1, 2012. As of March 30, 2012, we received signed waivers from the holders of our convertible preferred stock of their put rights; however, these waivers are contingent on Sovereign also agreeing to waive its rights. In addition, as of March 31, 2012, Sovereign executed a stand-still agreement agreeing not to exercise its put rights prior to June 15, 2012, and Sovereign has subsequently verbally agreed to extend the stand-still agreement for an unspecified period of time. We currently do not have sufficient cash assets available to repurchase the shares of convertible preferred stock or the shares of common stock issued to Sovereign in the event that the put rights are exercised, in which case we will be in default of our obligations under our purchase agreement with Sovereign and the terms of the convertible preferred stock in our Articles of Incorporation. The exercise of any of these put rights would have a material adverse effect on our business and financial condition.

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

Our financial statements for the quarter ended September 30, 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

As discussed in Note 4, we have incurred asset retirement obligations of $1,693,623, the value of which was determined using unobservable pricing inputs (or Level 3 inputs). We use the income valuation technique to estimate the fair value of the obligation using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, and timing of settlement.

Our contingent consideration liability (incurred in connection with the Sovereign acquisition on October 20, 2011) was also estimated using unobservable pricing inputs (or Level 3 inputs). We used a model to simulate the value of our future stock based on the historical mean of the stock price to estimate the fair value of the contingent consideration liability. We incurred the contingent consideration liability on October 20, 2011, in connection with the acquisition of assets from Sovereign and on that date the estimated value of the contingent consideration liability was nil. Subsequent changes in fair value resulted in a non-cash charge to operations amounting to $1,404,059 during 2011. During the period ended September 30, 2012, the change in value of the contingent consideration liability resulted in a non-cash loss amounting to $4,147,005 and the obligation was settled by issuing 21,350,247 shares of common stock to Sovereign on May 17, 2012.

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

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties in each cost center are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If the cost of oil and gas properties exceeds the ceiling, the excess is reflected as a non-cash impairment charge to earnings. The impairment charge is permanent and not reversible in future periods, even though higher oil and gas prices in the future may subsequently and significantly increase the ceiling amount. No impairment charges were incurred during the periods ended September 30, 2012 and 2011.

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

Stock-based compensation

We measure compensation cost for stock-based payment awards at fair value and recognizes it as compensation expense over the service period for awards expected to vest. Compensation cost is recorded as a component of general and administrative expenses in the consolidated statements of operations, net of an estimated forfeiture rate, and amounted to $1,047,348 for the period ended September 30, 2012. Compensation cost is only recognized for those awards expected to vest on a straight-line basis over the requisite service period of the award. Our policy is to issue new shares to fulfill the requirements for options that are exercised.

Earnings (Loss) Per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period, including contingently redeemable common stock. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding. As of September 30, 2012, potentially dilutive common shares include warrants to purchase 4,150,000 shares of common stock, options to purchase 2,840,000 shares of common stock, and preferred stock convertible into 1,700,000 shares of common stock. During the periods ended September 30, 2012 and 2011 potentially dilutive common shares were not included in the computation of diluted loss per shares as to do so would be anti-dilutive.

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

Concentration

During the nine months ended September 30, 2012, sales of oil and gas to four customers individually exceeded 10% of the total oil and gas revenue. Sales to Husky Energy Marketing, BP Canada Energy, Kelly Maclaskey Oilfield Service Inc., and Gibson Petroleum accounted for approximately 30%, 15%, 14% and 12% of total oil and gas sales, respectively. We believe that the loss of any of the significant customers would not result in a material adverse effect on our ability to market future oil and natural gas production.

NOTE 3 - OIL AND GAS PROPERTIES

The amount of capitalized costs related to oil and gas property and the amount of related accumulated depletion, depreciation, and amortization are as follows:

	September 30, 2012	December 31, 2011
Proven property, net of impairment	$8,757,850	$8,992,793
Accumulated depletion, depreciation, and amortization	(1,660,078)	(493,594)

	7,097,772	8,499,199
Unproven property	8,660,214	8,335,380

	$15,757,986	$16,834,579

NOTE 4 – ASSET RETIREMENT OBLIGATION

The following table reconciles the value of the asset retirement obligation for the periods ended September 30, 2012 and September 30, 2011:

	September 30, 2012	September 30, 2011
Opening balance, January 1	$1,601,423	$—
Liabilities incurred	—	—
Liabilities settled	—	—
Foreign currency translation adjustment	46,411	—
Accretion expense	45,789	—

Ending balance, September 30	$1,693,623	$—

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

On August 10, 2011, we completed a private placement for 2,300,000 units at $2.00 per unit, for a total of $4,600,000 in gross proceeds. Each unit consists of one share of restricted convertible preferred stock and a warrant to purchase one share of restricted common stock. The convertible preferred stock is convertible into one share of restricted common stock, subject to customary adjustment for stock splits or similar events. The warrants are exercisable at $2.00 per share over a period of three years from the date of issuance. The offering was conducted under the exemption from registration provided pursuant to Regulation S under the U.S. Securities Act of 1933, as amended. The holders of shares of convertible preferred stock have a put right to require us to repurchase such shares for a price of $2.00 per share. The amount allocated to the convertible redeemable preferred stock is presented as mezzanine equity in the consolidated financial statements rather than as permanent equity. We allocated the gross proceeds of $4,600,000 from the private placement between the convertible preferred stock and the warrants issued proportionately based on their estimated fair values as of the closing date of the private placement. The relative fair value of the convertible preferred stock and the warrants was estimated to be $2,766,733 and $1,833,267, respectively. The effective conversion price was used to measure the intrinsic value of the embedded conversion option which amounted to $2,270,266. As a result, the carrying value of the convertible preferred stock presented as mezzanine equity in the consolidated financial statements (net of the impact of the conversion of 600,000 shares on convertible preferred stock described below) is $366,953. As of December 31, 2011 and September 30, 2012, no adjustment to the carrying value of the convertible preferred stock to its redemption value was necessary as it was not considered probable that the convertible preferred stock would become redeemable (as described below, the holders of the convertible preferred stock conditionally agreed to waive their put rights). At September 30, 2012, the aggregate redemption value is $3.4 million.

On September 28, 2011, we entered into a retainer letter agreement with Midsouth Capital Inc., an investment banking firm, for investment banking services. As part of the compensation to Midsouth, we issued 10,000 shares of restricted common stock to Midsouth.

On October 21, 2011, we issued 3,552,516 common shares to Sovereign in connection with our acquisition of the Canadian oil and gas properties. Sovereign has a put right to require us to repurchase such shares for a price of $2.00 per share. Sovereign executed a stand-still agreement that nullified their put rights until various conditions could be met, most significantly the joint effort by the Company and Sovereign to dispose, by sale to unrelated parties, of the 3,552,516 shares issued to Sovereign on the closing of the asset acquisition. In connection with the acquisition of assets from Sovereign, the Company agreed to a mechanism of staggered payments to maintain the value of the stock component of the purchase at the original amount of $2.00 per share through a series of Variable Weighted Average Price (“VWAP”) calculations. Under the purchase agreement, Sovereign could not own more than 10% of the Company’s common stock, unless they chose to waive that condition. On May 17, 2012, in conjunction with the final VWAP calculation, Sovereign waived the 10% ownership limitation and the Company issued 21,350,247 shares of restricted common stock to Sovereign. The contingent consideration obligation was settled and a loss of $4,147,005 was recognized to reflect the difference between the contingent consideration and the fair value of the final VWAP shares. The 21,350,247 shares of common stock issued to Sovereign on May 17, 2012, also include a put right, whereby Sovereign may require us to repurchase the shares for a price of $2.00 per share. Therefore, the redemption amount of the common stock is recorded as mezzanine equity.

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

On May 22, 2012, the Company commenced an agreement with Lincoln Park Capital to sell up to $10.2 million in common stock during a term of three years. Upon signing the agreements, Lincoln Park made an initial purchase of 192,308 shares of common stock for $50,000 at a price of $0.26 per share. Upon filing the registration statement, Lincoln Park purchased another $50,000 at a price of $0.23 per share. On June 29, 2012 the SEC declared effective the registration statement related to the transaction, at which time Lincoln Park purchased an additional $100,000 in common stock at $0.165 per share. In consideration for entering into the Purchase Agreement, the Company issued 723,592 shares of common stock to Lincoln Park as an initial commitment fee. The fair value of these 723,592 commitment shares were recorded as a reduction to additional paid-in capital and amounted to $208,311. Up to 1,072,183 of additional shares of common stock may be issued on a pro rata basis to LPC as an additional commitment fee as Lincoln Park purchases additional shares of common stock under the Purchase Agreement. To date, the Company has issued 3,527,508 shares to Lincoln Park and has received a total of $422,000 in proceeds. There is a $0.10 floor price that would prohibit the Company from any sales below that price.

Warrants

The following table summarizes outstanding warrants to purchase shares of our common stock as of December 31, 2011 and September 30, 2012, as described above:

	Shares of Common Stock Issuable from Warrants Outstanding as of
Date of Issue	September 30, 2012	December 31, 2011	Exercise Price	Expiration
October 2010	1,300,000	1,300,000	$0.50	October 2013
February 2011	300,000	300,000	$0.50	February 2014
April 2011	250,000	250,000	$1.00	April 2014
August 2011	2,300,000	2,300,000	$2.00	August 2014

	4,150,000	4,150,000

As of September 30, 2012, none of the outstanding warrants had been exercised.

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

At September 30, 2012, there were 1,660,000 shares of common stock available under the Plan, and there were options to purchase 953,333 shares of stock exercisable, with a remaining contractual term of 9.3 years. The weighted average exercise price of stock options granted and exercisable at September 30, 2012 was $1.57. During the third quarter of 2012, 20,000 options were forfeited. There were no stock options exercised or expired.

At September 30, 2012, the aggregate intrinsic value of outstanding stock options was $0. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on September 30, 2012 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of September 30, 2012. This amount changes based on the fair market value of the Company’s stock.

At September 30, 2012, the Company had $1.5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.2 years.

NOTE 6 – NOTE PAYABLE TO BANK

Under a series of agreements with National Bank of Canada (the “Bank”), as of September 30, 2012, we had a revolving credit facility with a maximum borrowing base of $3,915,450 (CA$3,850,000) through our wholly-owned subsidiary, Legend Canada. Outstanding principal under the loan bears interest at a rate equal to the Bank’s prime rate of interest (currently 3%) plus 1%. We are obligated to pay a monthly fee of 0.25% of any undrawn portion of the credit facility. The borrowings under the credit facility are payable upon demand at any time. Borrowings under the agreements are collateralized by a Fixed and

Floating Charge Demand Debenture (the “Debenture”) to the Bank in the face amount of CA$25 million, to secure payment of all debts and liabilities owed by Legend Canada to the Bank. The interest rate on amounts drawn under the Debenture, as well as interest that is past due, is the prime rate, plus 7% per annum. As further collateral, Legend Canada also executed an Assignment of Book Debts on October 19, 2011, that grants, transfers and assigns to the Bank a continuing and specific security interest in specific collateral of Legend Canada, including all debts, proceeds, accounts, claims, money and chooses in action which currently or in the future are owing to Legend Canada. Under the agreements, we must maintain a working capital ratio, exclusive of bank indebtedness, of at least 1 to 1. For purposes of this calculation, the undrawn availability under the revolving credit facility is added to current assets. At September 30, 2012 the Company was in breach of the working capital covenant provision of its Revolving Operating Demand Loan Facility for which a waiver is being sought. There is no certainty that a waiver will be granted by the Company’s bank for the breach or should the Company be in violation of the covenant in the future. The revolving credit facility is subject to review by the Bank at future dates as determined by the Bank, and the Bank may increase or lower the maximum borrowing base subject to their review.

The Company also had a bridge demand loan in place through Legend Canada that was fully drawn on September 30, 2012 for $762,825 (CA$750,000). This bridge facility bears interest at a rate equal to the Bank’s prime rate of interest (currently 3%) plus 2%. On June 5, 2012, the Company entered into an agreement with National Bank to repay this bridge demand loan with 6 monthly payments of CA$250,000 commencing July 15, 2012, with final repayment on December 1, 2012. The Company has made $750,000 in payments as at September 30, 2012.

As of September 30, 2012, there was $4,626,449 (CA$4,548,666) in total indebtedness with National Bank outstanding on a combination of the revolving credit facility and bridge facility.

Legend Canada also has a CA$20,000 ($20,000USD) letter of guarantee outstanding, related to a company that provides third party processing to the Company.

NOTE 7 – SUBSEQUENT EVENT

On October 29, 2012, the Company closed the sale of the Divide County assets in North Dakota for gross proceeds of $436,183. On November 1, 2012, Legend Canada sold a significant portion of its interests in the Swan Hills area of Alberta for gross proceeds of CA$1,000,000, accompanied by a reduction in the revolving bank line of CA$350,000. At December 31, 2011 the discounted future cash flows associated with the Swan Hills interest amounted to approximately $1,725,000.

In conjunction with the Swan Hills asset sale, the next scheduled review date of the revolving credit facility was changed from December 1, 2012 to January 1, 2013.

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

Overview of Business

We are an oil and gas exploration, development and production company. Our oil and gas property interests are located in Western Canada (in Berwyn, Medicine River, Boundary Lake, Swan Hills and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia) and in the United States (in the Piqua region of the State of Kansas and in the Bakken and Three Forks formations in Divide County, North Dakota). Subsequent to the quarter ended September 30, 2012, we entered into an agreement for the sale of our oil and gas property interests located in the Swan Hills area of Alberta, Canada and the Divide County lands in North Dakota. See “Note 7 – Subsequent Events” in the notes to financial statements.

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

On October 20, 2011, our wholly-owned subsidiary, Legend Canada completed the acquisition of the majority of the petroleum and natural gas leases, lands and facilities held by Sovereign. The assets acquired consisted of substantially all of Sovereign’s assets, including interests in producing oil and gas leasehold properties in Western Canada that have been maintained through the drilling of internally generated low to medium risk exploration and development sites. The principal natural gas leasehold properties are located in Medicine River and Berwyn in Alberta, and Clarke Lake in British Columbia. The assets also include an interest in various light oil properties located in Swan Hills in Alberta, and in Inga in British Columbia.

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

The following table sets forth certain of our oil and gas operating information for the three and nine months ended September 30, 2012, and September 30, 2011, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Production Data :
Oil production (bbls)	5,207	832	16,438	1,877
Average daily oil production (bbl/d)	57	9	60	7
Natural gas production (mcf)	72,828	—	248,225	—
Average daily natural gas production (mcf/d)	792	—	906	—
Natural gas liquids production (bbl)	412	—	1,290	—
Average daily natural gas liquids production (bbl/d)	4	—	5	—
Total BOE	17,757	823	59,098	1,877
Total BOE/d	193	9	216	7

Revenue Data :
Oil revenue ($)	375,000	67,000	1,322,000	163,000
Average realized oil sales price ($/bbl)	71.76	80.79	80.47	91.49
Gas revenue ($)	191,000	—	473,000	—
Average realized gas sales price ($/mcf)	2.62	—	1.91	—
Natural gas liquids revenue ($)	21,000	—	76,000	—
Average realized natural gas liquids price ($/bbl)	49.56	—	58.95	—
Miscellaneous revenue	15,000	—	17,000	—
Operating expenses :
Lease operating expenses	563,000	54,000	1,415,000	137,000
Average operating expenses ($/boe)	32.56	64.88	24.15	72.97

Operating Margin ($/boe)	4.31	15.91	8.68	18.52

Depreciation, depletion, and amortization	326,000	29,000	1,129,000	49,000

*	Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

Production and Revenue

Revenues

	Three months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	$	$	%	$	$	%
Product revenues:
Crude oil sales	375,000	67,000	458%	1,322,000	163,000	712%
Natural gas sales	191,000	—	—	473,000	—	—
Natural gas liquids sales	21,000	—	—	76,000	—	—

Product revenues	587,000	67,000	773%	1,871,000	163,000	1,048%

The increase in natural gas and natural gas liquids are the result of the Canadian asset acquisition in the fourth quarter of 2011. Oil sales in our Kansas property increased from $67,000 in the third quarter of 2011 to $90,000 in the third quarter of 2012, and increased from $163,000 to $309,000 in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2012. The remaining increase in oil revenues is the result of adding the Canadian properties in October 2011.

Production

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
			%			%
Sales Volume :
Crude Oil(bbl)	5,207	832	526	16,438	1,877	776
Natural Gas(mcf)	72,828	—	—	248,225	—	—
Natural Gas Liquids(bbl)	412	—	—	1,290	—	—

Total BOE	17,757	832	2,034	59,098	1,877	3,049

*	Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

The overall increase in production was largely related to the Canadian asset acquisition. The Kansas property oil production has increased from 1,877 barrels for the nine months ended September 20, 2011 to 3,545 barrels for the nine months ended September 30, 2012 , while the Canadian properties added 12,359 bbls (45bbl/d) of oil production in for the first three quarters of 2012. All of the natural gas and natural gas liquids are from the Canadian properties that were added in the fourth quarter of 2011.

Commodity Prices Realized

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	$	$	%	$	$	%
Sales Price :
Crude Oil($/bbl)	71.76	80.79	(11)	80.47	91.49	(12)
Natural Gas($/mcf)	2.62	—	—	1.91	—	—
Natural Gas Liquids($/bbl)	49.56	—	—	58.95	—	—

The average price per barrel of crude oil during the third quarter of 2012 was $71.76, down from $80.79 in the third quarter of 2011, a decrease in price that reflects the current pricing environment. The global commodity markets saw a strengthening of world oil prices in the third quarter, while natural gas had significant increases in prices in the third quarter of 2012. We have no comparison price for the gas and NGL revenue as they are from the Canadian assets acquired in the fourth quarter of 2011. The prices we receive for our oil and natural gas production are determined by the market and heavily influence our revenue, profitability, access to capital and future rate of growth.

Lease Operating Expenses

Operating expenses increased on an absolute basis to $564,000 in the third quarter of 2012 from $54,000 in the third quarter of 2011. However, on a per barrel basis, the operating expense decreased from $64.88/boe in the third quarter of 2011 to $32.56/boe in the corresponding period of 2012. We continue to incur workover expenses in two of our main oil properties in Canada while we strive to optimize productive capability. For the nine month period, the operating expenses totaled $1,415,000 ($24.15/bbl), compared to $137,000 ($72.97/bbl) for the comparative period in 2011.

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses were $951,000 for the third quarter of 2012, as compared to $460,000 for the same period in 2011, a $491,000 increase. The period-to-period increase is largely a result of the increased size and scope of the Company following the 2011 Sovereign purchase, and structuring for future growth opportunities. More particularly, the increase is due to: (i) an increase in compensation paid to our executive officers; (ii) an increase in fees paid to professionals in connection with restructuring the business and related matters; (iii) paying contract personnel to assist with our operations; and (iv) an increase in SEC reporting activity and expenses.

	Three months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	$	$	%	$	$	%
General and administrative expenses
Professional fees	154,000	237,000	(35)	599,000	332,000	80
Salaries and benefits	255,000	141,000	81	687,000	222,000	209
Office and administration	203,000	82,000	148	541,000	132,000	310
Stock based compensation	339,000	—	—	1,047,000	—	—

Total	951,000	460,000	107	2,874,000	686,000	319

General and administrative is higher in 2012 compared to 2011 due to increased corporate activity, including the annual general meeting of shareholders during August 2012. Stock based compensation is a significant item in the general and administrative, and the amount recorded in 2012 reflects the amortization of the fair value of options granted in 2011 and the addition of options granted in 2012 to new directors. Disclosure of these stock based compensation transactions can be found in Note 5 to the Notes to Consolidated Financial Statements for the period ended September 30, 2012.

Depletion, depreciation, and amortization

The Company incurred $326,000 for depreciation, depletion, amortization for the three months ended September 30, 2012 ($29,000 for three months ended September 30, 2011) and $1,129,000 for the nine months ended September 30, 2012 ($49,000 for nine months ended September 30, 2011). The increase for the periods presented is due to an increase in production and depletable base due to Company growth.

Accretion expense

For the three months ended September 30, 2012 the Company had accretion expense of $20,000 (nil in 2011) related to the Company’s asset retirement obligations. For the nine months ended September 30, 2012, the accretion expense totaled $46,000(nil in 2011). The increases are the result of higher average obligations in 2012 as our asset base has grown as compared to 2011.

Interest expense

Interest expense was $54,000 and $168,000 for the three and nine months ended September 30, 2012, respectively (nil in 2011). The increase in interest expenses from 2011 is due to the establishment of the revolving bank line in Canada, and the subsequent interest payments from having drawn on this line. There was no bank indebtedness in the first nine months of 2011.

Change in contingent consideration

Due to the nature of the security related price guarantee in conjunction with the International Sovereign Canadian asset purchase in October 2011, there was deemed to be contingent consideration and subsequent changes in fair value of this consideration. The amount of this consideration obligation was reduced to $0 at June 30, 2012 as a result of the Company issuing additional shares to Sovereign. Disclosure of the contingent consideration related to those stock issuances can be found in Note 5 to the Notes to Consolidated Financial Statements for the period ended September 30, 2012, which is incorporated by reference herein.

Net loss

The Company recorded a net loss of $1,312,864 and $7,890,177 in the three and nine months ended September 30, 2012, as compared to the net losses of $475,828 and $708,139 in the corresponding periods in 2011. The increase in the loss, offset by an increase in revenue due to the increased production levels, is mainly due to the addition of stock based compensation in 2012, a large expense for the contingent consideration related to the Sovereign asset purchase, higher operating expenses associated with the higher production levels, the increase in general and administrative costs associated with the growth in the Company, and increased depletion charges in 2012.

Liquidity and Capital Resources

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through the third quarter of 2012. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of equity issuances and bank debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production. At September 30, 2012, we had cash and cash equivalents totalling approximately $24,000.

In October 2011, we established a revolving demand loan with National Bank of Canada through our wholly-owned subsidiary, Legend Canada. The credit facility had a maximum borrowing base of CA$6.0 million. On March 25, 2012, we received notification from the Bank of its decision to reduce and restructure our credit facility, following their interim review in the first quarter of 2012. The Bank advised us that it decided to reduce the maximum borrowing base under the credit facility due to decreases in the market prices of natural gas and the resulting decrease in the value of our reserves securing the credit facility. On March 27, 2012, we entered into an Amending Offering Letter with the Bank to amend the credit facility on the following terms: (a) the revolving demand loan was reduced from CA$6.0 million to CA$4.0 million, which is payable in full at any time upon demand by the Bank; (b) the Bank provided a new CA$1.5 million bridge demand loan, which was payable in full at any time upon demand by the Bank, and in any event no later than May 31, 2012; and (c) we were required to provide an unlimited guarantee of the credit facility for Legend Canada. Outstanding principal under the bridge demand loan bears interest at the Bank’s prime rate of interest plus 2.0% (the Bank’s current prime rate is 3.0%). In connection with the Amending Offering Letter, on March 27, 2012, Legend Canada entered into a CA$1.5 million variable rate demand note to the Bank, and we paid CA$15,000 to the Bank as a non-refundable bridge fee. In May 2012, we entered into an unlimited guarantee of the credit facility in favor of the Bank, and we also entered into a blanket security agreement, granting to the Bank a security interest in all of our personal property assets to secure the guarantee. On June 5, 2012, we entered an Amending agreement that extended the repayment of the bridge demand loan to December 1, 2012, with CA$250,000 monthly payments being made beginning July 15, 2012 and last payment on December 1, 2012. On June 13, 2012, we received notification that as a result of our May 31, 2012 bank review, our revolving credit facility would remain at CA$4.0 million and that our next scheduled reviewed would be December 1, 2012. In October of 2012, we received notification that our next scheduled review would be January 1, 2013.

In August of 2012, Legend Canada sold its oil and gas interests in the Red Earth, Alberta property for CA$750,000 in gross proceeds. The revolving bank line borrowing base was reduced by CA$150,000 as a result of this sale.

Subsequent to September 30, and discussed in Note 7, the Company has agreed to multiple asset sales. On October 29, 2012, the Company closed the sale of the Divide County assets in North Dakota for gross proceeds of $436,183. On November 1, 2012, Legend Canada sold a significant portion of its interests in the Swan Hills area of Alberta for gross proceeds of CA$1,000,000, accompanied by a reduction in the revolving bank line of CA$350,000.

As of the date of this Report, we have an outstanding balance under the revolving demand loan with the Bank in the amount of approximately $3,229,292 (CA$3,125,000) and approximately $406,840 (CA$400,000) under the bridge demand loan. The Bank may demand repayment of all amounts owed by Legend Canada to it at any time. There is no assurance that any portion of this credit facility will be available to Legend Canada in the future.

The Amending Offering Letter with the Bank originally required that we complete an equity financing of at least CA$1.5 million on or before May 31, 2012, the proceeds of which were required to be used to pay off the bridge demand loan. In conjunction with June 5, 2012, Amending agreement, the Company agreed to enter into an equity financing, the proceeds of which would be used as required to make the periodic CA$250,000 payments. Subsequently on May 22, 2012, the Company entered into an agreement with Lincoln Park Capital (“Lincoln Park”) to sell up to $10.2 million in common stock during a three year term. This agreement permits the Company to sell stock to Lincoln Park at increments as defined, with timing based on the Company’s discretion. There is a $0.10 per share floor price that would prohibit the Company from any sales below that price. At the date of this Report, the Company has sold and issued 3,527,508 common shares to Lincoln Park, and received $422,000 in proceeds.

We believe that the combination of revenue from our on-going operations, proceeds from potential future asset sales, and our equity financing arrangement with Lincoln Park provide us the ability to make our scheduled monthly bridge loan payments. However, in the event we are unable to meet a bridge loan scheduled payment or the repayment of the revolving demand loan at any time upon demand by the Bank, we will be in default of our obligations to the Bank. The Bank has a first priority security interest in all of our assets and can exercise its rights and remedies against us as a secured creditor. Any such default by us or action by the Bank will have a material adverse effect on us and our business. If we are unable to negotiate favorably with the Bank, or if we are unable to secure additional financing, whether from equity, debt, or alternative funding sources, this could have a material adverse effect on us and we may be required to sell some or all of our properties, sell or merge our business, or file a petition for bankruptcy.

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

Our financial statements the quarter ended September 30, 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods ended September 30, 2012 and September 30, 2011, respectively:

	For the nine months ended September 30,
	2012	2011
Net cash used in operating activities	$(566,000)	$(593,000)
Net cash used in investing activities	477,000	(243,000)
Net cash provided by financing activities	(46,000)	5,000,000
Effect of exchange rate changes	106,000	—

Net change in cash during period	$(29,000)	$4,164,000

Cash from Operating Activities

Cash used in operating activities was $566,000 for the nine months ended September 30, 2012, as compared to cash used by operating activities of $593,000 in the nine months ended September 30, 2011. The decrease in cash used reflects the consistent operational base of the Company’s assets and stabilization of the Sovereign assets that were added in the fourth quarter of 2011.

Cash from Investing Activities

Cash provided from investing activities for the nine months ended September 30, 2012 was $477,000 as compared to $243,000 during the nine months ended September 30, 2011. The increase is due to the Company receiving the proceeds from the Red Earth disposition to offset the capital spending to date in 2012, whereas in the first nine months of 2011 the Company was making continuing incremental investments in increasing its oil and gas activities.

Cash from Financing Activities

Total net cash used by financing activities was $46,000 for the nine months ended September 30, 2012, which is a combination cash provided by stock issuances to Lincoln Park Capital and cash used by extinguishing a portion of the bank financing. Total net cash provided by financing activities in the nine months ended September 30, 2011 was in the form of stock and warrants issuances in 2011.

Planned Capital Expenditures

We drilled four wells in Kansas in the third quarter of 2012, with encouraging results. With another 16 locations currently permitted in Kansas, we will continue to drill additional wells at a cost of $25,000 per well as funds allow.

With respect to the Canadian assets that we acquired in 2011, we anticipate potentially drilling at minimum one oil well on the Inga, British Columbia property, with drilling costs there expected to be approximately $1 million per well.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the nine months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5 OTHER INFORMATION

On October 29, 2012, the Company closed the sale of the Divide County assets in North Dakota for gross proceeds of $436,183. On November 1, 2012, Legend Canada sold a significant portion of its interests in the Swan Hills area of Alberta for gross proceeds of CA$1,000,000, accompanied by a reduction in the revolving bank line of CA$350,000. See Note 7 in our Notes to Consolidated Financial Statements in this Report.

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

LEGEND OIL AND GAS, LTD.

Dated: November 5, 2012	By:	/s/ Marshall Diamond-Goldberg
Marshall Diamond-Goldberg
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2012	By:	/s/ Kyle Severson
Kyle Severson
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

10.1	Royalty and General Rights Conveyance, dated August 7, 2012, between Legend Energy Canada Ltd. and Range Royalty Limited Partnership	Incorporated by reference to Exhibit 99 to the Form 8-K filed by the Company on August 9, 2012.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350	Filed herewith.

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.