Form 10-K
period 2012-12-31
Legend Oil & Gas, Ltd.
filed 2013-04-01
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission File Number: 000-49752

LEGEND OIL AND GAS, LTD.
(Exact name of registrant as specified in its charter)

Colorado	84-1570556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1218 Third Avenue, Suite 505
Seattle, WA 98101
(Address of principal executive offices)

(206)  910-2687
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Company as of June 29, 2012 was approximately $5,791,987.21 based upon 34,070,513 shares held by such persons and the closing price of $0.17 per share on that date.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination of any other purpose.

The registrant does not have any non-voting common stock outstanding.

As of the latest practical date before filing this annual report, the Company had 78,220,271 shares of common stock outstanding and 1,700,000 shares of preferred stock outstanding.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2012

PART I

ITEM 1.	BUSINESS

Overview

We are an oil and gas exploration, development and production company. Our oil and gas property interests are located in Western Canada (in Berwyn, Medicine River, Boundary Lake, and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia) and in the United States (in the Piqua region of the State of Kansas). Our business focus is to acquire producing and non-producing oil and gas right interests and develop oil and gas properties that we own or in which we have a leasehold interest. We also anticipate pursuing the acquisition of leaseholds and sites within other geographic areas that meet our general investment guidelines and targets. The majority of our operational duties are outsourced to consultants and independent contractors, including for drilling, maintaining and operating our wells, and we maintain a limited in-house employee base.

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

Our principal offices are located at 1218 Third Avenue, Suite 505, Seattle, Washington, 98101, USA, and our registered office is located at 36 South 18th Avenue, Suite D, Brighton, Colorado 80601, USA. The registered office of Legend Canada is located at 230 840 - 6th Avenue SW, Calgary, Alberta T2P 3E5, Canada.

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

Under the Asset Purchase Agreement, we were required to issue additional Common Shares to Sovereign if the volume weighted average trading price (VWAP) of our Common Shares falls below threshold amounts during certain specified 10-day periods upon the registration statement being declared effective, as provided in further detail in Article 4 of the Asset Purchase Agreement, and as described below:

(i)
The first VWAP period was 10 days consisting of the five trading days prior to and the five trading days following the effectiveness of the registration statement. During this first VWAP period (March 8 through March 21, 2012), the volume weighted average trading price of our Common Shares was $0.8992.

(ii)	The second VWAP period was 10 days immediately following the end of the first VWAP period (March 22 through April 4, 2012).

(iii)
The third VWAP period was 10 days immediately following the end of the second VWAP period (April 5 through April 18, 2012). If the volume weighted average trading price of our Common Shares was less than the VWAP for either the first VWAP period or the second VWAP period, we would be required to issue additional Common Shares to Sovereign. We may be subject to two additional VWAP periods if the VWAP for our Common Shares is less than $1.00 per share during the 10 days following the expiration of the third VWAP period.

Under the purchase agreement, Sovereign could not own more than 10% of the Company’s common stock, unless they chose to waive that condition.  On May 17, 2012, in conjunction with the final VWAP calculations outlined above, Sovereign waived the 10% ownership limitation and we issued 21,350,247 shares of restricted common stock to Sovereign.

Under the Asset Purchase Agreement, we also granted to Sovereign a “put” option to require us to redeem the Common Shares if we fail to obtain listing for our Common Shares on the NYSE, Amex, NASDAQ, or any other stock market more senior than the OTCBB on or before March 31, 2012. The redemption price is $2.00 per share payable in cash. This put option existed on the original 3,552,516 common shares, of which Sovereign has disposed of 1,020,300, as well as the 21,350,247 shares of common stock issued to Sovereign on May 17, 2012.  Any such equity issuance will dilute our existing shareholders.. We currently do not have sufficient cash assets available to pay the put rights in full in the event that they are exercised, in which case we will be in default of our obligations under our purchase asset agreement with Sovereign. The exercise of any of these put rights would have a material adverse effect on our business and financial condition.

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

Oil and Gas Properties

We have interests in oil and gas properties located in Western Canada (through our wholly-owned subsidiary, Legend Canada) and in the United States. Under the Asset Purchase Agreement discussed above, Legend Canada acquired a widespread and diverse property base within Western Canada from Sovereign. Some of the principal natural gas properties include Berwyn, Medicine River and Boundary Lake in Alberta, and Clarke Lake in British Columbia. Legend Canada also has an interest in a light oil property at  Inga in British Columbia as well as heavy oil properties at Wildmere in Alberta. In the United States, we have property interests in Piqua, Kansas. For a description of our oil and gas properties in Canada and in the United States, see the section below in this Report entitled “DISCLOSURE RELATED TO OIL AND PROPERTIES.”

In 2012, we disposed of the Swan Hills and Red Earth assets in Canada, for net proceeds of CA$1,689,000.  We also disposed of our Bakken assets in the United States for net proceeds of $397,000, as well retaining a 1.0% royalty interest on any future operations conducted on the lands.

We will continue to focus on acquiring producing and non-producing oil and gas right interests and developing oil and gas properties that we own or in which we have a leasehold interest. We also anticipate pursuing the acquisition of leaseholds and sites within other geographic areas that meet our general investment guidelines and targets.

Reserves

In March 2013, we obtained a report from an independent licensed petroleum engineering firm, KLH Consulting located in Wichita, Kansas (“KLH”), on the reserves and value of our Piqua, Kansas, leasehold properties as of December 31, 2012. These Piqua properties have been producing oil since our acquisition of the leasehold interests in October 2010. A copy of the KLH reserve report is attached as Exhibit 99.1 and is incorporated by reference.

In March 2013, we also obtained a reserve report from InSite Petroleum Consultants Ltd. (“InSite”), an independent expert engineering, geological, technical and advisory company, on our Canadian properties as of March 1, 2013. A copy of the InSite reserve report is attached as Exhibit 99.2 and is incorporated by reference.

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

We have a common management team with Legend Canada, including a small technical and executive staff, in order to minimize general and administrative expenses. Mr. Diamond-Goldberg is the President, Mr. Vandeberg is the Executive Vice President, and Mr. Kyle Severson is the Chief Financial Officer of both entities. In addition, Legend Canada employs an engineer and an accountant who will each be involved with both U.S. and Canadian operations. Other necessary technical and administrative functions are expected to be performed by contract personnel.

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

Employees

As of December 31, 2012, we had 1 full-time employee in the U.S., Mr. Vandeberg, and Legend Canada had four full-time employees, consisting of Mr. Diamond-Goldberg, Mr. Kyle Severson, an engineer and an accountant who will each be involved with both U.S. and Canadian operations. We have a common management team with Legend Canada, sharing three executive officers who handle all day-to-day management responsibilities for the two entities. Our Chief Financial Officer, Mr. Severson, elected effective March 31, 2013, to convert to part-time contract status with the Company. We and Legend Canada retain engineers, geologists, landmen, pumpers, and other personnel on a contract or fee basis as necessary for our field and office operations.

Principal Offices

Our principal offices are located at 1218 Third Avenue, Suite 505, Seattle, WA, 98101, and are being subleased from The Apex Law Group, LLP, Mr. James Vandeberg’s law firm, on a month-to-month basis. The monthly lease amount beginning August 2013 was $1,500. From January 1, 2012, to July 31, 2012, the monthly lease amount was $2,500 per month. We plan to use space provided by Mr. Vandeberg until it is no longer suitable for our operations or circumstances demand otherwise.

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

Our current credit facility with the Bank consists of a CA$3.5 million revolving demand loan and a CA$200,000 bridge loan. The Bank has the right to demand repayment of either of these loans at any time. We currently do not have sufficient cash assets to repay the loan in full if the Bank were to demand repayment. We may not have sufficient funds to repay the loan if it is called earlier than we plan. In such a case, we would be forced to sell assets or renegotiate with the Bank. The loan is secured by security interests in all of the assets of Legend Canada, including the Sovereign Assets. In addition, the borrowing base under this credit facility is subject to periodic review by the Bank, with the next review scheduled for June 1, 2013. There is no assurance that the available credit facility will continue to be available or whether it will be reduced. If the Bank reduces the amount available under the credit facility, we would be required to repay the Bank an amount to reduce our outstanding loan balance. Any such action by the Bank could have a material adverse effect on our financial condition and business. There is no assurance that any portion of this credit facility will be available to Legend Canada in the future. If we are unable to secure financing to pay off our credit facility on demand, whether from equity, debt or alternative funding sources, this would have a material adverse effect on our ability to continue as a going concern, and we may need to sell some or all of our properties, sell or merge our business, or file a petition in bankruptcy.

If Sovereign and holders of our Convertible Preferred Shares exercise their put option, our business and financial condition will be materially adversely affected.

Sovereign and the holders of our convertible preferred stock have “put” rights to require us to repurchase their shares at a price of $2.00 per share on demand. As of the date of this Report, we have received signed waivers from the holders of our convertible preferred stock of their put rights in consideration for our issuance to them of additional Common Shares; however, these waivers are contingent on Sovereign also agreeing to waive its rights. Sovereign has verbally indicated that it is willing to agree to a standstill agreement to not exercise the put rights while we continue in discussions. We cannot predict whether Sovereign will agree to waive their put rights, and they may not agree. We currently do not have sufficient cash assets available to repurchase the shares in the event that the put rights are exercised, in which case we will be in default of our obligations under our purchase agreement with Sovereign and the terms of the convertible preferred stock in our Articles of Incorporation. The exercise of any of these put rights would have a material adverse effect on our business and financial condition.

We are highly dependent on Marshall Diamond-Goldberg, our President, and James Vandeberg, our Vice President, and Kyle Severson, our Chief Financial Officer. The loss of either of them, upon whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Oil and Gas Properties

We have built our asset base through leasehold interest acquisitions that are geographically focused in Canada (Peace River, Berwyn and Medicine River, Alberta and Inga, British Columbia) and in the United States (Piqua, Kansas ).

Canadian Oil and Gas Properties

On October 20, 2011, Legend Canada completed the acquisition of the majority of the petroleum and natural gas leases, lands and facilities held by International Sovereign Energy Corp. The acquisition of the Sovereign Assets is discussed in more detail in Item 1 of this Report entitled “BUSINESS – Purchase of Canadian Assets.” The purchase price was CA$8,905,031 in cash and 3,552,516 Common Shares. The Sovereign Assets included producing oil and gas leasehold properties in Western Canada that have been maintained through the drilling of internally generated low to medium risk exploration and development sites. The principal natural gas leasehold properties are located in Medicine River and Berwyn in Alberta, and Clarke Lake in British Columbia. The Sovereign Assets also included an interest in various light oil properties consisting of Red Earth and Swan Hills in Alberta, both of which were sold in 2012, and Inga in British Columbia. Schedule 1 of the Asset Purchase Agreement contains a detailed description of the Sovereign Assets sold to Legend Canada.

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

Joarcam, Alberta
Legend Canada recently acquired an interest in over 5,760 gross mineral acres in the Joarcam area of central Alberta as part of a joint venture with a third party, and has jointly drilled two test wells into the Viking sandstone formation. Legend Canada has a 40% working interest in the land and wells subject to Alberta Crown royalty. As of the date of this Report, currently one well is producing light oil at a rate of 5 BOPD with 2 BOPD net to Legend Canada. Additional mineral lands were acquired in a land sale during July 2011 which increased Legend Canada’s interest in the properties to seven sections. Additional vertical wells are being contemplated to more fully develop the acreage, while a horizontal drilling program is being considered in the lowermost Viking “C” sandstone formation, which has been successfully developed by other companies to the northwest at Redwater, Alberta.

Clarke Lake, British Columbia
Clarke Lake is a non-operated gas property in northeastern British Columbia. As of the date of this Report, the property currently produces almost 350 MCF/d, approximately 58 Boepd, net to Legend Canada’s interest. There is little additional development potential expected on the Clarke Lake property.

Other Properties in Alberta and British Columbia
Legend Canada owns a number of minor working interest properties in both Alberta and British Columbia. In total these properties produce a little over 20 Boepd, mostly in oil. Minor development potential is anticipated on these properties. Inga, British Columbia is the major producing property in this group with net production of 9.0 BOPD.

Undeveloped Properties
In addition to the producing properties mentioned above, Legend Canada also owns leases of undeveloped acreage with varying lease terms remaining. The total number of undeveloped acres is currently 29,296 gross acres (22,265 net).

U.S. Oil and Gas Properties

Our oil and gas property interests in the United States are located in the Piqua region of the State of Kansas. A summary discussion of these U.S. properties follows:

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

Beginning in June 2011, we drilled three additional wells on the Orth-Gillespie leased property with the objective of increasing the number of development wells and related production from the Squirrel sand reservoir. In addition, the wells were drilled in order to more fully delineate the producing pool and to increase our understanding of the distribution of the Squirrel reservoir. The results of two of the wells suggested similar thickness in reservoir on the eastern side of the Piqua property with measurable oil shows in both wells. The third well, which was drilled on the west side of the property, presented a thicker overall squirrel zone with additional oil. In addition to the drilling of these wells, we also re-completed a standing well located on an adjacent lease in the Squirrel reservoir zone. All four wells are currently producing oil.

Three additional wells commenced drilling during December 2011 and were put online during January 2012.

Four wells were drilled in Piqua in 2012.  Two were drilled on the Gillespie South lease and two on the Cress lease to the east.  Each of these resulted in successful oil wells and were put on line in September 2012.  The Cress locations further delineated the eastern extent of the Squirrel sand and helped to identify the potential for 8 new well locations on the lease.

Assuming financing to fund development, we plan to resume the twenty well program which was begun in 2012. Drilling, completion and equipment costs for wells at the Piqua properties are expected to be approximately $30,000 per well.

Divide County, North Dakota
On February 25, 2011, after evaluating and studying various opportunities, we completed the acquisition of seven leaseholds on land in Divide County, North Dakota totaling 3,840 gross acres (net 167.11 acres) with all mineral rights including the Bakken and Three Forks formations. The term of each of the seven leases is five years. The acquisition price was $58,489. On March 23, 2011, we completed a second acquisition of eight leaseholds within this same area in Divide County, North Dakota, adding an additional 201.88 net acres. The term of each of the eight leases is five years. The acquisition price was $70,658. On March 30, 2011, we completed a third acquisition of one leasehold interest within the same area in Divide County, North Dakota, adding an additional 27.54 net acres. The term of the lease is five years. The acquisition price was $9,638. Total acquired leases in Divide County North Dakota consist of 3,840 gross acres (net 396.53 acres) with all mineral rights including the Bakken and Three Forks formations. During 2012, we disposed of our working interest in this property for net proceeds of $397,000 and retained a 1% royalty interest over all of the Bakken lands for the duration of the lease term.

The leases are contiguous in nature and are in close proximity to the development of the Three Forks play, being actively drilled by SM Energy and Baytex Energy in the Ambrose field to the east of the property covered by the acquired leases. The Bakken Shale Formation stretches across portions of North Dakota and Montana.

Disclosure of Reserves

Our proved crude oil and natural gas reserves are located in Canada and the United States.

InSite Petroleum Consultants Ltd. evaluated the reserve estimates prepared by us for the Canadian properties as of March 1, 2013 and prepared a report with its conclusions. A copy of the InSite reserve report attached hereto as Exhibit 99.2. InSite is an independent expert engineering, geological, technical and advisory company providing services to the oil and gas industry throughout the world. Each of InSite’s professionals has over 25 years of experience in the oil and gas industry. InSite’s report is intended to be compliant with SEC Regulations S-X and S-K, for the purpose of disclosure requirements. InSite utilizes the latest available technology and engineering software that incorporates all current regulatory details.

The estimated reserves for our U.S. oil and gas properties as of March 1, 2013, are based upon a reserves report prepared by the independent licensed petroleum engineering firm of KLH Consulting, located in Wichita, Kansas. The KLH reserve report is attached hereto as Exhibit 99.1. KLH is a member of the Society of Petroleum Engineers and the Kansas Independent Oil and Gas Association, and its professionals have over 35 years of experience in the oil and gas industry. KLH has served companies with oil and gas properties located in several states throughout the south and midwest regions of the United States, including the Piqua, Kansas formations, and, as such, we believe KLH has sufficient experience to appropriately assess our reserves.

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

Summary of Oil and Gas Reserves as of December 31, 2012

The following table sets forth certain information relating to our U.S. and Canadian estimated net reserves as of December 31, 2012. The information with respect to our U.S. properties is based on the KLH reserve report as of March 1, 2013, and the information with respect to our Canadian properties is based on the InSite reserve report as of March 1, 2013.

	Oil	Natural Gas	NGLs + Cond
Proved Reserves	(Mbbls)	(Mmcf)	(Mbbls)
Proved Developed Reserves
Canada	150.8	1,218.8	1.9
U.S.	32.7	—	—
Proved Undeveloped Reserves
Canada	14.0	4.1	—
U.S.	64.5	—	—

Total Proved Reserves	262.0	1,222.9	1.9

Probable Reserves
Probable Developed Reserves
Canada	82.8	434.5	0.8
U.S.	—	—	—
Probable Undeveloped Reserves
Canada	34.5	588.8	23.9
U.S.	—	—	—

Total Probable Reserves	117.3	1,023.3	24.7

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
With respect to our Canadian properties, our control over reserves estimates included retaining InSite as our independent petroleum and geological auditing firm. We provided InSite with information about our oil and gas properties, including production profiles, prices and costs, and InSite reviewed our estimates of the reserves attributable to the oil and gas properties. InSite is an independent expert engineering, geological, technical and advisory company providing services to the oil and gas industry throughout the world. Each of InSite’s professionals has over 25 years of experience in the oil and gas industry. Prior to our acquisition of the Canadian properties in October 2011, InSite served as the management independent petroleum and geological firm for Sovereign and had prepared a prior report on the properties for the prior year ended December 31, 2010. We retained InSite for reporting on our Canadian reserves at December 31, 2011 and 2012, because of their familiarity with the properties and their expertise in our industry. All of the information on Canadian oil and gas reserves in this Report is derived from InSite’s report.

Proved Undeveloped Reserves

U.S. Properties

At December 31, 2012, we estimated that we had proved undeveloped reserves (PUDs) of 64.5 MBOE for our U.S. properties, which accounted for 66% of our total estimated U.S. proved oil and gas reserves. The following table discloses our PUDs during 2012.

Oil and Natural Gas
U.S. Properties	Reserves (MBOE)
PUDs beginning of year 2011	73.8
Revisions of previous estimates	—
Conversions to proved developed reserves	(9.3)
Additional PUDs added	—

PUDs end of year 2012	64.5

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

Four wells were drilled in Piqua in 2012, each of which were successful and were put on line in September 2012.

Assuming financing to fund development, we plan to resume the twenty well program that commenced in 2012. Drilling, completion and equipment costs for wells at the Piqua properties are expected to be approximately $30,000 per well.

Canadian Properties

At December 31, 2012, we estimated that we had proved undeveloped reserves (PUDs) of 13.8 MBoe for our Canadian properties, which accounted for approximately 14% of the total estimated Canadian proved oil and gas reserves. Legend Canada is currently evaluating the potential to begin to capture these reserves. None of these PUD wells would have been on our books in excess of five years at the time of their scheduled drilling. The following table discloses our progress toward the conversion of PUDs during 2012.

Oil and Natural Gas
Canadian Properties	Reserves (MBOE)
PUDs beginning of year 2011	66.0
Revisions of previous estimates	(52.2)
Conversions to proved developed reserves	—
Additional PUDs added	—

PUDs end of year 2012	13.8

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

The table below sets forth our production volumes following our acquisition of the Canadian properties subsequent to October 20, 2011.

Canadian Properties	Years Ended December 31,
	2012	2011 (1)	2010
Production volumes:
Crude oil (MBbls)	15.8	4.3	N/A
Natural gas (Mmcfs)	312.9	79.3	N/A
NGLs (MBbls)	1.8	0.5	N/A
Total production (MBOE)	69.7	18.0	N/A
Average daily production(BOED)	191.0	249.8	N/A

(1)	For the period from October 20, 2011 through December 31, 2011

The table below sets forth Sovereign’s production volumes for the Canadian properties prior to our acquisition of those properties in October 2011.

Canadian Properties	Years Ended December 31,
	2011 (1)	2010	2009
Production volumes:
Crude oil (MBbls)	20.1	27.2	23.4
Natural gas (Mmcfs)	508.9	1,036.5	1,663.0
NGLs (MBbls)	2.5	4.0	5.0
Total production (MBOE)	107.4	204.0	306.1
Average daily production	294.3	558.8	838.6

(1)	For the period from January 1, 2011 through October 20, 2011

The following table sets forth certain information regarding our United States production volumes of oil and natural gas for the periods indicated. We initially acquired our U.S. oil and gas properties in October 2010, and we have no production information available for prior years.

U.S. Properties	Years Ended December 31,
	2012	2011	2010
Production volumes:
Oil production (MBbls)	5.21	2.98	0.202
Average daily production (BOED)	14.23	8.16	3.02

Drilling and Development Activity

The following table sets forth wells drilled and completed during the periods indicated on our U.S. oil and gas properties.

	Year Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Development
Oil wells	4.00	3.50	7.00	6.13	0.00	0.00
Natural gas wells	0.00	0.00	0.00	0.00	0.00	0.00
Dry wells	0.00	0.00	0.00	0.00	0.00	0.00

Total	4.00	3.50	7.00	6.13	0.00	0.00

Exploration
Oil wells	0.00	0.00	0.00	0.00	0.00	0.00
Natural gas wells	0.00	0.00	0.00	0.00	0.00	0.00
Dry wells	0.00	0.00	0.00	0.00	0.00	0.00

Total	0.00	0.00	0.00	0.00	0.00	0.00

We initially acquired our Canadian oil and gas properties in October 2011, and we had no drilling activity to report relative to our Canadian properties for our fiscal year ended December 31, 2011.

Productive Wells and Acreage

The following tables summarize our total oil wells by type and gross and net productive oil wells by country as of December 31, 2011. A net well represents our percentage ownership of a gross well. The following table does not include wells which were awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation

	Producing Wells		Non-Producing Wells
	Gross	Net	Gross	Net
United States
Oil	56.00	49.00	3.00	2.63
Gas	—	—	—	—

Total	56.00	49.00	3.00	2.63

Canada
Oil	111.00	4.63	4.00	1.90
Gas	10.00	3.93	36.00	15.57

Total	121.00	8.56	40.00	17.47

The following table sets forth our undeveloped and developed gross and net leasehold acreage at December 31, 2012. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

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

Delivery Commitments

We currently have no delivery commitments for product obtained from our wells in Canada or the U.S.

Dry Holes

We have not experienced any dry holes.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

The following table sets forth, for the period indicated, the average high and low closing prices for our Common Shares on the OTCBB as reported by various OTCBB market makers. The quotations reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions. Prior to March 15, 2011, there were no reported trades for our Common Shares.

	High	Low
Fiscal 2012:
Fourth quarter, ended December 31, 2012	$0.09	$0.06
Third quarter, ended September 30, 2012	0.14	0.11
Second quarter, ended June 30, 2012	0.45	0.37
First quarter, ended March 31, 2012	1.06	0.85

Fiscal 2011:
Fourth quarter, ended December 31, 2011	$2.30	$0.62
Third quarter, ended September 30, 2011	2.71	2.05
Second quarter, ended June 30, 2011	2.35	1.56
First quarter, ended March 31, 2011	1.90	1.45

As of March 20, 2013, the closing sales price for our Common Shares on the OTCBB was $0.05.

Holders

As of the latest practical date before filing this annual report, there were 78,220,271 Common Shares issued and outstanding, held by 19 holders of record.

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

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes.  We incorporate by reference into this Report our audited consolidated financial statements for the years ended December 31, 2012 and 2011.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “Forward Looking Statements,” and elsewhere in this Report.

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

Overview of Business

We are an oil and gas exploration, development and production company.  Our  oil and gas property interests are located in Western Canada (in Berwyn, Medicine River, Boundary Lake, and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia) and in the United States (in the Piqua region of the State of Kansas).

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

On October 20, 2011, our wholly-owned subsidiary, Legend Canada completed the acquisition of the majority of the petroleum and natural gas leases, lands and facilities held by Sovereign. The assets acquired consisted of substantially all of Sovereign’s assets, including interests in producing oil and gas leasehold properties in Western Canada that have been maintained through the drilling of internally generated low to medium risk exploration and development sites. The principal natural gas leasehold properties are located in Medicine River and Berwyn in Alberta, and Clarke Lake in British Columbia. The assets also include an interest in a light oil property in Inga in British Columbia.

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

The following table sets forth certain of our oil and gas operating information for the years ended December 31, 2012, and December 31, 2011, respectively.

	Year Ended December 31,
	2012	2011	Change	% Change
Production Data :
Oil production (bbl)	21,004	7,292	13,712	188
Average daily oil production (bbl/d)	57	68	(11)	(16)
Natural gas production (mcf)	312,876	79,338	233,538	294
Average daily natural gas production (mcf/d)	855	1,102	(247)	(22)
Natural gas liquids production (bbl)	1,802	451	1,351	300
Average daily natural gas liquids production (bbl/d)	5	6	(1)	(17)
Total BOE	74,952	20,966	53,986	257
Total BOE/d	205	258	(53)	(21)
Revenue Data :
Oil revenue ($)	1,671,000	641,000	1,030,000	161
Average realized oil sales price ($/bbl)	79.57	87.76	(8.19)	(9)
Gas revenue ($)	683,000	208,000	475,000	228
Average realized gas sales price ($/mcf)	2.18	2.63	(0.45)	(17)
Natural gas liquids revenue ($)	96,000	28,000	68,000	243
Average realized natural gas liquids price ($/bbl)	53.32	62.78	(9.46)	(15)
Miscellaneous revenue	24,000	-	24,000	-
Operating expenses:
Production expenses	1,835,000	467,000	1,368,000	293
Average production expenses ($/boe)	24.48	22.27	2.21	10

Operating Margin ($/boe)	8.52	19.55	(11.03)	(56)

Depreciation, depletion, and amortization	2,115,000	2,052,000	63,000	3

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

Production and Revenue

Revenues
	Year Ended December 31,
	2012		2011	Change	Percent Change
Product revenues:	$				$
Crude oil sales		1,671,000	641,000	1,030,000		161
Natural gas sales		683,000	208,000	475,000		228
Natural gas liquids sales		96,000	28,000	68,000		243
Miscellaneous revenues		24,000	-	24,000		-
Product revenues		2,474,000	877,000	1,597,000		182

The increase in natural gas and natural gas liquids are the result of a full year of production from our Canadian assets acquired in the fourth quarter of 2011.  Oil sales in our Kansas property increased from $256,000 in 2011 to $447,000 in 2012 due to positive results from drilling activity completed during 2012.  The remaining increase in oil revenues is the result a full year of production from the Canadian properties added in October 2011.

Production
	Year Ended December 31,
	2012	2011	Change	Percent Change
Sales Volume :
Crude oil(bbl)	21,004	7,292	13,712	188
Natural gas(mcf)	312,876	79,338	233,538	294
Natural gas liquids(bbl)	1,802	451	1,351	300
Total BOE	74,952	20,966	53,986	257

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

The overall increase in production was largely due to a full year of production from the 2011 Canadian asset acquisition.  The Kansas property oil production has increased from 2,980 barrels for year ended December 31, 2011 to 5,209 barrels for the year ended December 31, 2012, which is attributable to the drilling program conducted in 2012 in Kansas. The Canadian properties added 15,795 bbls (43bbl/d) of oil production 2012.  All of the natural gas and natural gas liquids production is from the Canadian properties that were added in the fourth quarter of 2011.

Commodity Prices Realized
	Year Ended December 31,
	2012		2011	Change	Percent Change
Sales Price :	$				$
Crude oil($/bbl)		79.57	87.76	(8.19)		(9)
Natural gas($/mcf)		2.18	2.63	(0.45)		(17)
Natural gas liquids($/bbl)		53.32	62.78	(9.46)		(15)

The average price received per barrel of crude oil during 2012 was $79.57, down from $87.76 in 2011, a decrease in price that largely is due to the lower prices being received for oil sold in Canada in 2012.  The prices of natural gas and associated liquids were at significant low points in recent historical pricing for much of 2012, with a slight rebound in the fourth quarter of 2012.  The prices we receive for our oil and natural gas production are determined by the market and heavily influence our revenue, profitability, access to capital and future rate of growth.

Lease Operating Expenses

Operating expenses for the year ended December 31, 2012 were $1,835,000, as compared to $467,000 for the same period for 2011.  On a per barrel basis, the operating expense stayed relatively flat, from $22.27/boe in 2011 to $24.48/boe in 2012.  In 2012, we incurred workover expenses on some properties in Canada that have increased our operating expenses while we strived to optimize productive capability, and are not considered to be recurring items.  The operating expenses are larger on an absolute basis due to a full year of Canadian asset production.

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses were $3,635,000 for the year ended December 31, 2012, as compared to $2,950,000 for the year ended December 31, 2011, a $685,000 increase.  The increase is largely a result of the increased size and scope of the Company following the 2011 Sovereign purchase, and structuring for future growth opportunities. More particularly, the increase is due to: (i) an increase in compensation paid to our executive officers; (ii) an increase in fees paid to professionals in connection with restructuring the business and related matters; (iii) paying contract personnel to assist with our operations; and (iv) an increase in SEC reporting activity and expenses.

	Year ended December 31,
	2012		2011	Change	Percent Change
General and administrative expenses	$				$
Professional fees		718,000	576,000	142,000		25
Salaries and benefits		896,000	554,000	342,000		62
Office and administration		635,000	355,000	280,000		79
Stock based compensation		1,386,000	1,465,000	(79,000)		(5)
Total		3,635,000	2,950,000	685,000		23

General and administrative is higher in 2012 compared to 2011 due to increased corporate activity.  Stock based compensation is a significant item in the general and administrative, and the amount recorded reflects the amortization of the fair value of options granted in 2011 and the addition of options granted in 2012 to new directors.  Disclosure of these stock based compensation transactions can be found in Note 6 to the Notes to Consolidated Financial Statements for the period ended December 31, 2012.

Depletion, depreciation, amortization and impairment

The Company incurred $1,046,000 for depreciation, depletion, amortization for the year ended December 31, 2012, as compared to $494,000 for the year ended December 31, 2011.  The increase is due to an increase in production and depletable base due to company growth.  The Company also incurred $1,070,000 in non-cash impairment charges for 2012, all related to the Canadian proved properties, as compared to $1,558,000 incurred in 2011.

Accretion expense

For the year ended December 31, 2012 the Company had accretion expense of $59,000, as compared to $15,000 in 2011.  This accretion expense is related to the Company’s asset retirement obligations.   The increase reflects the full year accretion of the Canadian asset base in 2012.

Interest expense

Interest expense was $222,000 for the year ended December 31, 2012, as compared to $37,000 for the year ended December 31, 2011.  The increase in interest expenses over 2011 is due to the establishment of the revolving bank line in Canada, and the subsequent interest payments from having drawn on this line.  There was no bank indebtedness during 2011.

Change in contingent consideration

Due to the nature of the security related price guarantee in conjunction with the International Sovereign Energy Corp. Canadian asset purchase in October 2011, there was deemed to be contingent consideration and subsequent changes in fair value of this consideration.  The amount of this consideration obligation was reduced to $0 during 2012 as a result of the Company issuing additional shares to Sovereign.  Disclosure of the contingent consideration related to those stock issuances can be found in Note 6 to the Notes to Consolidated Financial Statements for the year ended December 31, 2012, which is incorporated by reference herein.

Net loss

The company recorded a net loss of $9,281,000 for the year ended December 31, 2012, as compared to the net losses of $6,049,000 for the year ended December 31, 2011.  The increase in the loss, while offset by an increase in revenue due to the increased production levels, is mainly due a large expense for the contingent consideration related to the Sovereign asset purchase, higher operating expenses associated with the higher production levels, the increase in general and administrative costs associated with the growth in the Company, and increased depletion charges in 2012.

Liquidity and Capital Resources

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through the fourth quarter of 2012. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of equity issuances and bank debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production. At December 31, 2012, we had cash and cash equivalents totalling approximately $13,000.

In October 2011, we established a revolving demand loan with National Bank of Canada (the “Bank”) through our wholly-owned subsidiary, Legend Canada. Initially, the credit facility had a maximum borrowing base of CA$6.0 million and was payable in full at any time upon demand.  During March 2012, under an Amending Offering Letter, the Bank reduced the maximum borrowing base to CA$4.0 million and provided a new CA$1.5 million bridge demand loan which was payable in full at any time upon demand, and in any event no later than May 31, 2012.  In addition, we were required to provide an unlimited guarantee of the credit facility for Legend Canada.

We did not repay the bridge demand loan by May 31, 2012.  The Bank agreed not to require immediate repayment of the bridge demand loan and during May 2012, we entered into an unlimited guarantee of the credit facility in favor of the Bank.  In addition, we entered into a blanket security agreement, granting to the Bank a security interest in all of our personal property assets to secure the guarantee.  On June 5, 2012, we entered into an Amending Agreement with the Bank for revised payment terms for the demand bridge loan.  The revised repayment terms for the demand bridge demand loan extended the repayment to December 17, 2012, with CA$250,000 monthly payments being made beginning July 15, 2012 and last payment on December 17, 2012.  On December 17, 2012, the payment terms of the demand bridge loan were revised again.  The December 17, 2012, revision provided that the final payment of CA$250,000, originally due on that day, would be payable in monthly payments of CA$25,000 over 10 months, commencing December 24, 2012 with a final payment due September 24, 2013.

In connection with the Amending Offer Letter for the bridge demand loan during March 2012, the Bank originally required that we complete an equity financing of at least CA$1.5 million on or before May 31, 2012, the proceeds of which were required to be used to pay off the bridge demand loan.  Subsequently on May 22, 2012, we entered into an agreement with Lincoln Park Capital (“Lincoln Park”) to sell up to $10.2 million in common stock during a three year term.  This agreement permitted us to sell stock to Lincoln Park at increments as defined, with timing based on our discretion.  There is a $0.10 per share floor price that would prohibit us from any sales below that price.  At the date of this Report, we sold and issued 3,527,508 common shares to Lincoln Park, and received $422,000 in proceeds, which were used to repay a portion of the bridge demand loan.

In August of 2012, Legend Canada sold its oil and gas interests in the Red Earth, Alberta property for CA$750,000 in gross proceeds.  The revolving Bank line borrowing base was reduced by CA$150,000 as a result of this sale.  On November 1, 2012, Legend Canada sold a significant portion of its interests in the Swan Hills area of Alberta for gross proceeds of CA$1,000,000, accompanied by a reduction in the revolving Bank line of CA$350,000.  Total net proceeds from the sale of the Red Earth and Swan Hills properties amounted to $1,719,598.  On October 29, 2012, we closed the sale of the Divide County assets in North Dakota for net proceeds of $396,531.

As of the date of this Report, we have an outstanding balance under the revolving demand loan with the Bank in the amount of approximately $3,517,850(CA$3,500,000) and approximately $150,765(CA$150,000) under the bridge demand loan. The Bank may demand repayment of all amounts owed by Legend Canada to it at any time. There is no assurance that any portion of this credit facility will be available to Legend Canada in the future.

We believe that the combination of revenue from our on-going operations, proceeds from potential future asset sales, and our equity financing arrangement with Lincoln Park, or other parties, provides us the ability to make our scheduled monthly bridge loan payments.  However, in the event we are unable to meet a bridge loan scheduled payment or the repayment of the revolving demand loan at any time upon demand by the Bank, we will be in default of our obligations to the Bank. The Bank has a first priority security interest in all of our assets and can exercise its rights and remedies against us as a secured creditor. Any such default by us or action by the Bank will have a material adverse effect on us and our business. If we are unable to negotiate favorably with the Bank, or if we are unable to secure additional financing, whether from equity, debt, or alternative funding sources, this could have a material adverse effect on us and we may be required to sell some or all of our properties, sell or merge our business, or file a petition for bankruptcy.

In addition, International Sovereign Energy Corp. (“Sovereign”) and the holders of our convertible preferred stock have “put” rights to require us to repurchase their shares at a price of $2.00 per share. As of March 30, 2012, we received signed waivers from the holders of our convertible preferred stock of their put rights; however, these waivers are contingent on Sovereign also agreeing to waive its rights. In addition, as of March 31, 2012, Sovereign executed a stand-still agreement agreeing not to exercise its put rights prior to June 15, 2012, and Sovereign has subsequently verbally agreed to extend the stand-still agreement for an unspecified period of time. We currently do not have sufficient cash assets available to repurchase the shares of convertible preferred stock or the shares of common stock issued to Sovereign in the event that the put rights are exercised, in which case we will be in default of our obligations under our purchase agreement with Sovereign and the terms of the convertible preferred stock in our Articles of Incorporation. The exercise of any of these put rights would have a material adverse effect on our business and financial condition.

In the event that we are able to resolve our obligations to the Bank and the put rights, we anticipate needing additional financing to fund our drilling and development plans in 2013. As described above, we have entered into an agreement with Lincoln Park to sell up to $10.2 million in common stock.  However, the timing for closing on funds is variable and there is no guarantee on the amount of proceeds we will receive.  We may seek financing from other sources, which may also include the sale of certain of our oil and gas properties.  Our ability to obtain financing or to sell our properties on favorable terms may be impaired by many factors outside of our control, including the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and other factors. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital.

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

Our financial statements the year ended December 31, 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2012 and 2011, respectively:

	For the year ended December 31,
	2012	2011
Net cash flows from operating activities	$(532,000)	$(1,057,000)
Net cash flows from investing activities	1,608,000	(9,043,000)
Net cash flows from financing activities	(970,000)	10,094,000
Effect of exchange rate changes	(146,000)	(42,000)
Net change in cash during period	$(40,000)	$(48,000)

Cash from Operating Activities

Cash used in operating activities was $532,000 for the year ended December 31, 2012, as compared to cash used by operating activities of $1,057,000 for the year ended December 31, 2011. The decrease in cash used reflects the consistent operational base of the Company’s assets and stabilization of the Sovereign assets that were added in the fourth quarter of 2011.

Cash from Investing Activities

Cash provided from investing activities for the year ended December 31, 2012, was $1,608,000 as compared to cash used of $9,043,000 during the year ended December 31, 2011.  The increase is due to the Company receiving the proceeds from the Swan Hills, Red Earth and Divide County disposition proceeds to offset the capital spending to date in 2012.  The cash used for investing activities during 2011 reflects the purchase of oil and gas properties from Sovereign.

Cash from Financing Activities

Total net cash used by financing activities was $970,000 for the year ended December 31, 2012, which is a combination cash provided by stock issuances to Lincoln Park Capital and cash used by extinguishing a portion of the bank financing. Total net cash provided by financing activities during the year ended December 31, 2011 was in the form of stock and warrants issuances and proceeds from bank financing.

Planned Capital Expenditures

We drilled wells in Kansas during 2012, with encouraging results.  As funds allow, we will continue to execute our drilling program in Kansas.

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
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Legend Oil and Gas, Ltd. and subsidiary ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legend Oil and Gas, Ltd. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
April 1, 2013

Legend Oil and Gas Ltd.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2011

	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$12,989	$52,726
Accounts receivable	302,502	388,792
Prepaid expenses	102,741	90,109
Total current assets	418,232	531,627

Deposits and other assets	6,078	3,740
Oil and gas property, plant and equipment
Proven property - net	5,278,426	8,499,199
Unproven property	8,426,997	8,335,380
Total oil and gas properties, net	13,705,423	16,834,579
Total assets	$14,129,733	$17,369,946
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,389,908	$312,553
Contingent consideration	-	1,404,059
Note payable to bank	3,702,279	5,094,042
Total current liabilities	5,092,187	6,810,654
Asset retirement obligations	1,654,032	1,601,423
Total liabilities	6,746,219	8,412,077
Contingently redeemable convertible preferred stock (100,000,000 shares authorized; $0.001 par value; 1,700,000 and 2,300,000 shares issued and outstanding , respectively; redemption $2.00 per share, redemption value $3,400,000 and $4,600,000 respectively)	366,953	496,467
Contingently redeemable common stock	47,764,927	7,105,032
	48,131,880	7,601,499
Stockholders’ Equity(Deficit)
Common stock - 400,000,000 shares authorized; $0.001 par value; 77,220,271 and 50,582,516 shares issued and outstanding, respectively	77,220	50,583
Additional paid-in capital	(25,353,942)	7,691,161
Accumulated other comprehensive income (loss)	152,634	(42,438)
Accumulated deficit	(15,624,278)	(6,342,936)
Total stockholders’ equity (deficit)	(40,748,366)	1,356,370
Total liabilities and stockholders’ equity (deficit)	$14,129,733	$17,369,946

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2012 and 2011

	2012	2011

Oil and gas revenue	$2,473,808	$876,720

Costs and Expenses
General and administrative	3,635,043	2,950,365
Production expenses	1,834,605	467,323
Depletion, depreciation, and amortization	1,045,542	493,594
Impairment of oil and gas property	1,069,948	1,558,036
Accretion on asset retirement obligation	58,712	15,212
Total costs and expenses	7,643,850	5,484,530

Operating Loss	(5,170,042)	(4,607,810)
Other Income and Expense
Interest expense	(222,040)	(37,466)
Gain on sale of unproven property	257,745	-
Change in value of contingent consideration	(4,147,005)	(1,404,059)
Total other income and expense	(4,111,300)	(1,441,525)
Net loss	$(9,281,342)	$(6,049,335)
Basic and diluted weighted average shares outstanding	66,186,033	52,403,346

Basic and diluted net loss per share	$(0.14)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years ended December 31, 2012 and 2011

	2012	2011

Net loss	$(9,281,342)	$(6,049,335)
Other comprehensive loss
Foreign currency translation adjustment	195,072	(42,438)
Comprehensive loss	$(9,086,270)	$(6,091,773)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Years ended December 31, 2012 and 2011

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2010	62,360,000	$62,360	$980,472	$-	$(293,601)	$749,231
Issuance of common stock and warrants February 2011	300,000	300	149,700	-	-	150,000
Cancellation of stock by shareholders April 2011	(15,890,000)	(15,890)	15,890	-	-	-
Issuance of common stock and warrants April 2011	250,000	250	249,750	-	-	250,000
Issuance of convertible preferred stock and warrants August 2011	-	-	4,103,533	-	-	4,103,533
Common stock issued for services	10,000	10	19,990	-	-	20,000
Issuance of common stock October 2011 as part of acquisition	3,552,516	3,553	706,952	-	-	710,505
Stock based compensation	-	-	1,464,874	-	-	1,464,874
Foreign currency translation	-	-	-	(42,438)	-	(42,438)
Net loss	-	-	-	-	(6,049,335)	(6,049,335)
Balance at December 31, 2011	50,582,516	50,583	7,691,161	(42,438)	(6,342,936)	1,356,370
Common stock issued for services	1,160,000	1,160	151,340	-	-	152,500
Conversion of convertible preferred stock to common stock	600,000	600	128,913	-	-	129,513
Issuance of common stock to settle contingent consideration obligation	21,350,247	21,350	5,529,715	-	-	5,551,065
Reclassification to contingently redeemable common stock	-	-	(42,700,495)	-	-	(42,700,495)
Reclassification out of contingently redeemable common stock	-	-	2,040,600	-	-	2,040,600
Issuance of common stock to Lincoln Park Capital	3,527,508	3,527	418,473	-	-	422,000
Stock based compensation	-	-	1,386,351	-	-	1,386,351
Foreign currency translation	-	-	-	195,072	-	195,072
Net loss	-	-	-	-	(9,281,342))	(9,281,342)
Balance at December 31, 2012	77,220,271	$77,220	$(25,353,942)	$152,634	$(15,624,278)	$(40,748,366)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,281,342)	$(6,049,335)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	1,386,351	1,464,874
Accretion on asset retirement obligation	58,712	15,212
Issuance of common stock for services	152,500	20,000
Change in value of contingent consideration liability	4,147,005	1,404,059
Depletion, depreciation, amortization and impairment	2,115,490	2,051,630
Gain on sale of unproven property	(257,745)
Changes in operating assets and liabilities:
Accounts receivable	93,911	(377,415)
Prepaid expenses and other assets	(14,816)	(70,558)
Accounts payable	1,067,487	484,870
Net cash flows from operating activities	(532,447)	(1,056,663)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of oil and gas properties	2,116,129	-
Acquisition of Sovereign oil and gas property	-	(8,789,882)
Oil and gas properties development costs	(507,763)	(253,227)
Net cash flows from investing activities	1,608,366	(9,043,109)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	422,000	400,000
Proceeds from issuance of preferred stock and warrants	-	4,600,000
Proceeds/(payments) on note payable to bank	(1,391,763)	5,094,042
Net cash flows from financing activities	(969,763)	10,094,042
Change in cash and cash equivalents before effect of exchange rate changes	106,156	(5,730)
Effect of exchange rate changes	(145,893)	(42,438)
Net change in cash and cash equivalents	(39,737)	(48,168)
Cash and cash equivalents, beginning of period	52,726	100,894
Cash and cash equivalents, end of period	$12,989	$52,726
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$220,040	$37,466

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for contingent consideration	$5,551,065	$-
Common stock reclassified to contingently redeemable	$(42,700,495)	$-
Common stock reclassified from contingently redeemable	$2,040,600
Conversion of convertible preferred stock to common stock	$129,513	$-

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF OPERATIONS

Description of Business

We are an oil and gas exploration, development and production company.  Our  oil and gas property interests are located in Western Canada (in Berwyn, Medicine River, Boundary Lake, and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia) and in the United States (in the Piqua region of the State of Kansas).

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

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through the fourth quarter of 2012. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of equity issuances and bank debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production. At December 31, 2012, we had cash and cash equivalents totalling approximately $13,000.

In October 2011, we established a revolving demand loan with National Bank of Canada (the “Bank”) through our wholly-owned subsidiary, Legend Canada. Initially, the credit facility had a maximum borrowing base of CA$6.0 million and was payable in full at any time upon demand.  During March 2012, under an Amending Offering Letter, the Bank reduced the maximum borrowing base to CA$4.0 million and provided a new CA$1.5 million bridge demand loan which was payable in full at any time upon demand, and in any event no later than May 31, 2012.  In addition, we were required to provide an unlimited guarantee of the credit facility for Legend Canada.

We did not repay the bridge demand loan by May 31, 2012.  The Bank agreed not to require immediate repayment of the bridge demand loan and during May 2012, we entered into an unlimited guarantee of the credit facility in favor of the Bank.  In addition, we entered into a blanket security agreement, granting to the Bank a security interest in all of our personal property assets to secure the guarantee.  On June 5, 2012, we entered into an Amending Agreement with the Bank for revised payment terms for the demand bridge loan.  The revised repayment terms for the demand bridge demand loan extended the repayment to December 17, 2012, with CA$250,000 monthly payments being made beginning July 15, 2012 and last payment on December 17, 2012.  On December 17, 2012, the payment terms of the demand bridge loan were revised again.  The December 17, 2012, revision provided that the final payment of CA$250,000, originally due on that day, would be payable in monthly payments of CA$25,000 over 10 months, commencing December 24, 2012 with a final payment due September 24, 2013.

In connection with the Amending Offer Letter for the bridge demand loan during March 2012, the Bank originally required that we complete an equity financing of at least CA$1.5 million on or before May 31, 2012, the proceeds of which were required to be used to pay off the bridge demand loan.  Subsequently on May 22, 2012, we entered into an agreement with Lincoln Park Capital (“Lincoln Park”) to sell up to $10.2 million in common stock during a three year term.  This agreement permitted us to sell stock to Lincoln Park at increments as defined, with timing based on our discretion.  There is a $0.10 per share floor price that would prohibit us from any sales below that price.  At the date of this Report, we sold and issued 3,527,508 common shares to Lincoln Park, and received $422,000 in proceeds, which were used to repay a portion of the bridge demand loan.

In August of 2012, Legend Canada sold its oil and gas interests in the Red Earth, Alberta property for CA$750,000 in gross proceeds.  The revolving Bank line borrowing base was reduced by CA$150,000 as a result of this sale.  On November 1, 2012, Legend Canada sold a significant portion of its interests in the Swan Hills area of Alberta for gross proceeds of CA$1,000,000, accompanied by a reduction in the revolving Bank line of CA$350,000.  Total net proceeds from the sale of the Red Earth and Swan Hills properties amounted to $1,719,598.  On October 29, 2012, we closed the sale of the Divide County assets in North Dakota for net proceeds of $396,531.

As of the date of this Report, we have an outstanding balance under the revolving demand loan with the Bank in the amount of approximately $3,517,850(CA$3,500,000) and approximately $175,893(CA$175,000) under the bridge demand loan. The Bank may demand repayment of all amounts owed by Legend Canada to it at any time. There is no assurance that any portion of this credit facility will be available to Legend Canada in the future.

We believe that the combination of revenue from our on-going operations, proceeds from potential future asset sales, and our equity financing arrangement with Lincoln Park, or other parties, provides us the ability to make our scheduled monthly bridge loan payments.  However, in the event we are unable to meet a bridge loan scheduled payment or the repayment of the revolving demand loan at any time upon demand by the Bank, we will be in default of our obligations to the Bank. The Bank has a first priority security interest in all of our assets and can exercise its rights and remedies against us as a secured creditor. Any such default by us or action by the Bank will have a material adverse effect on us and our business. If we are unable to negotiate favorably with the Bank, or if we are unable to secure additional financing, whether from equity, debt, or alternative funding sources, this could have a material adverse effect on us and we may be required to sell some or all of our properties, sell or merge our business, or file a petition for bankruptcy.

In addition, International Sovereign Energy Corp. (“Sovereign”) and the holders of our convertible preferred stock have “put” rights to require us to repurchase their shares at a price of $2.00 per share. As of March 30, 2012, we received signed waivers from the holders of our convertible preferred stock of their put rights; however, these waivers are contingent on Sovereign also agreeing to waive its rights. In addition, as of March 31, 2012, Sovereign executed a stand-still agreement agreeing not to exercise its put rights prior to June 15, 2012, and Sovereign has subsequently verbally agreed to extend the stand-still agreement for an unspecified period of time. We currently do not have sufficient cash assets available to repurchase the shares of convertible preferred stock or the shares of common stock issued to Sovereign in the event that the put rights are exercised, in which case we will be in default of our obligations under our purchase agreement with Sovereign and the terms of the convertible preferred stock in our Articles of Incorporation. The exercise of any of these put rights would have a material adverse effect on our business and financial condition.

In the event that we are able to resolve our obligations to the Bank and the put rights, we anticipate needing additional financing to fund our drilling and development plans in 2013. As described above, we have entered into an agreement with Lincoln Park to sell up to $10.2 million in common stock.  However, the timing for closing on funds is variable and there is no guarantee on the amount of proceeds we will receive.  We may seek financing from other sources, which may also include the sale of certain of our oil and gas properties.  Our ability to obtain financing or to sell our properties on favorable terms may be impaired by many factors outside of our control, including the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and other factors. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital.

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

The uncertainties relating to our ability to meet cash obligations as they become due creates doubt about our ability to continue as a going concern.  Our financial statements the year ended December 31, 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Management’s judgments and estimates in these areas are to be based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates are accruals related to oil and gas revenue and expenses, estimates of future oil and gas reserves, estimates used in the impairment of oil and gas properties, and the estimated future timing and cost of asset retirement obligations.

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

Accounts Receivable

Accounts receivable are due under normal trade terms and are presented on the consolidated balance sheets net of allowances for doubtful accounts.  We establish provisions for losses on accounts receivable for estimated uncollectible accounts and regularly review collectability and establish or adjust the allowance as necessary using the specific identification method.  Account balances that are deemed uncollectible are charged off against the allowance.  No allowance for doubtful accounts was necessary as of December 31, 2012 and December 31, 2011.

Comprehensive Income

For operations outside of the U.S. that prepare financial statements in currencies other than U.S. dollars, we translate the financial statements into U.S. dollars.  Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical costs.  The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss).  Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at December 31, 2012 and 2011.

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

Our financial instruments include cash and cash equivalents, trade receivables, trade payables, and the note payable to bank, all of which are considered to be representative of their fair market value, due to the short-term and highly liquid nature of these instruments.

As discussed in Note 5, we have incurred asset retirement obligations of $1,654,032, the value of which was determined using unobservable pricing inputs (or Level 3 inputs).  We use the income valuation technique to estimate the fair value of the obligation using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, and timing of settlement.

Our contingent consideration liability was also estimated using unobservable pricing inputs (or Level 3 inputs).  We used a model to simulate the value of our future stock based on the historical mean of the stock price to estimate the fair value of the contingent consideration liability.  We incurred the contingent consideration liability on October 20, 2011, in connection with the acquisition of assets from Sovereign and on that date the estimated value of the contingent consideration liability was nil.  Subsequent changes in fair value resulted in a non-cash charge to operations amounting to $1,404,059 during 2011.  During the year ended December 31, 2012, the change in value of the contingent consideration liability resulted in a non-cash charge amounting to $4,147,005 and the obligation was settled by issuing 21,350,247 shares of common stock to Sovereign on May 17, 2012.

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

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. The cost of these properties is assessed quarterly, on a field-by-field basis, to determine whether the properties are recorded at the lower of cost or fair value.

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center, in which case the gain or loss is recognized in income.  In determining whether adjustments to capitalized costs result in a significant alteration, capitalized costs within the cost center are allocated between the reserves sold and reserves retained on the same basis used to compute amortization, unless there are substantial economic differences between the properties sold and those retained.  When economic differences between properties sold and those retained exist, capitalized costs within the cost center are allocated on the basis of the relative fair values of the properties in determining whether adjustments to capitalized costs result in a significant alteration.

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties in each cost center are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair value of unproven properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  If the cost of oil and gas properties exceeds the ceiling, the excess is reflected as a non-cash impairment charge to earnings.  The impairment charge is permanent and not reversible in future periods, even though higher oil and gas prices in the future may subsequently and significantly increase the ceiling amount.  Non-cash impairment charges amounted to $1,069,948 and $1,558,036 for the years ended December 31, 2012 and 2011, respectively.

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

Oil and Gas Revenue Recognition

Revenue from production on properties in which we share an economic interest with other owners is recognized on the basis of our interest.  Revenues are reported on a gross basis for the amounts received before taking into account production taxes, royalties, and transportation costs, which are reported as production expenses. Revenue is recorded and receivables accrued using the sales method of accounting. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. The volume sold may differ from the volumes we are entitled to, based on our individual interest in the property. We utilize a third-party marketer to sell oil and gas production in the open market. As a result of the requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 45 days following the month of production. Therefore, we may make accruals for revenues and accounts receivable based on estimates of our share of production. Since the settlement process may take 30 to 60 days following the month of actual production, our financial results may include estimates of production and revenues for the related time period. We will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized.

Stock-based compensation

We measure compensation cost for stock-based payment awards at fair value and recognize it as compensation expense over the service period for awards expected to vest.  Compensation cost is recorded as a component of general and administrative expenses in the consolidated statements of operations, net of an estimated forfeiture rate, and amounted to $1,386,351 and $1,464,874 for the years ended December 31, 2012 and 2011, respectively.  Compensation cost is only recognized for those awards expected to vest on a straight-line basis over the requisite service period of the award.  Our policy is to issue new shares to fulfill the requirements for options that are exercised.

Earnings (Loss) Per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period, including contingently redeemable common stock. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding. Potentially dilutive common shares include warrants to purchase shares of common stock (4,150,000 warrants for both 2012 and 2011), options to purchase shares of common stock (2,800,000 options for both 2012 and 2011), and preferred stock convertible into shares of common stock (1,700,000 shares for 2012 and 2,300,000 shares for 2011).  During the years ended December 31, 2012 and 2011 potentially dilutive common shares were not included in the computation of diluted loss per shares as to do so would be anti-dilutive.

Income Taxes

We recognize income taxes on an accrual basis based on tax position taken or expected to be taken in its tax returns.  A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities.  Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.  A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.  Should they occur, our policy is to classify interest and penalties related to tax positions as interest expense.  Since our inception, no such interest or penalties have been incurred.  We are no longer subject to federal examination for years before 2009.

Concentration

During the years ended December 31, 2012 and 2011, sales of oil and gas to certain customers individually exceeded 10% of the total oil and gas revenue.  For the year ended December 31, 2012, sales to Husky Energy Marketing, Kelly Maclaskey Oilfield Service Inc., BP Canada Energy and Gibson Petroleum accounted for approximately 28%, 16%, 13% and 11% of total oil and gas sales, respectively.   For the year ended December 31, 2011, sales to Kelly Maclaskey Oilfield Service Inc., Husky Energy Marketing, and BP Canada Energy accounted for approximately 29%, 17%, and 11% of total oil and gas sales, respectively.  We believe that the loss of any of the significant customers would not result in a material adverse effect on our ability to market future oil and natural gas production.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, which amended FASB ASC Topic 220, Comprehensive Income. The intent of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To facilitate convergence of GAAP and IFRS, the FASB eliminated the option to present components of other comprehensive income as part of the statement of stockholders’ equity and requires an entity to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. We adopted this standard in 2012 and elected to present separate consolidated statements of comprehensive income.

NOTE 3 – PROPERTY ACQUISITIONS AND SALES

On October 20, 2011, Legend Canada completed the acquisition of petroleum and natural gas leases, lands and facilities held by International Sovereign Energy Corp. ("Sovereign") located in Canada.  The assets acquired consisted of substantially all of Sovereign's assets, including interests in producing oil and gas leasehold properties in Western Canada that have been maintained through the drilling of internally generated low to medium risk exploration and development sites.  The principal natural gas leasehold properties are located in Medicine River and Berwyn in Alberta, and Clarke Lake in British Columbia.  The assets also included an interest in various light oil properties located in Red Earth and Swan Hills in Alberta, and in Inga in British Columbia.

The acquisition was accounted for using the acquisition method where net assets acquired and consideration transferred were recorded at fair value.  Consideration transferred in the transaction was $16,605,419, resulting in no goodwill or bargain purchase gain.  The following summarizes the consideration transferred to Sovereign and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration:
Cash, net of purchase price adjustments	$8,789,882
Equity instruments (3,552,516 common shares of the Company)	7,815,537
Contingent consideration	-
Fair value of total consideration transferred	$16,605,419

Recognized amounts of identifiable assets acquired and liabilities assumed:
Proved oil and gas property	$9,776,364
Unproven oil and gas property	8,228,018
Asset retirement obligations	(1,398,963)
Total fair value of net assets	$16,605,419

The cash component of the transaction was financed through a combination of existing funds and the proceeds from the note payable to bank.  The fair value of the 3,552,516 common shares issued was determined on the basis of the closing market price of the Company's common shares on the acquisition date.  Contingent consideration transferred represented a security price guarantee whereby if the weighted average trading price of the Company's common stock fell below certain price thresholds at the end of certain periods, the Company will be required to issue a certain number of additional shares to Sovereign.  The contingent consideration had no fair value on the acquisition date.  Acquisition-related costs (included in general and administrative expenses in the accompanying consolidated statements of operations) amounted to $394,000 for the year ended December 31, 2011.

In 2012, the Swan Hills and Red Earth properties acquired from Sovereign in 2011 were disposed of in exchange for consideration of CA$1,750,000, before selling expenses.  The net proceeds from the sale of the Swan Hills and Red Earth properties amounted to $1,719,598 and the proceeds were accounted for as an adjustment of capitalized costs with no gain or loss recognized in income.

On October 29, 2012, we sold the Divide County assets in North Dakota for net proceeds of $396,531.  There was a substantial economic difference between the North Dakota property and property retained in the United States cost center due to the degree of development of the properties.  As such, we allocated the capitalized costs within the cost center based on the relative fair value of the properties in determining whether the there was a significant alteration in the relationship between capitalized costs and proved reserves resulting from the sale.  We determined that deferring the gain by crediting the sales proceeds against capitalized costs would result in a significant alteration in the relationship between capitalized costs and proved reserves, and a significant distortion of the amortization rate.  As a result, the sale resulted in a gain recognized in income of $257,745 during the year ended December 31, 2012.

NOTE 4 - OIL AND GAS PROPERTIES

The amount of capitalized costs related to oil and gas property and the amount of related accumulated depletion, depreciation, and amortization are as follows at December 31:

	2012	2011
Proven property, net of impairment	$6,817,562	$8,992,793
Accumulated depletion, depreciation, and amortization	(1,539,136)	(493,594)
	5,278,426	8,499,199
Unproven property	8,426,997	8,335,380
	$13,705,423	$16,834,579

NOTE 5 – ASSET RETIREMENT OBLIGATION

The following table reconciles the value of the asset retirement obligation for the years ended December 31, 2012 and December 31, 2011:

	2012	2011
Opening balance, January 1	$1,601,423	$-
Liabilities incurred	-	1,586,211
Foreign currency translation adjustment	(6,103)	-
Accretion expense	58,712	15,212
Ending balance, December 31	$1,654,032	$1,601,423

NOTE 6 - STOCKHOLDERS’ EQUITY

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

On August 10, 2011, we completed a private placement for 2,300,000 units at $2.00 per unit, for a total of $4,600,000 in gross proceeds. Each unit consists of one share of restricted convertible preferred stock and a warrant to purchase one share of restricted common stock. The convertible preferred stock is convertible into one share of restricted common stock, subject to customary adjustment for stock splits or similar events. The warrants are exercisable at $2.00 per share over a period of three years from the date of issuance. The offering was conducted under the exemption from registration provided pursuant to Regulation S under the U.S. Securities Act of 1933, as amended.  The holders of shares of convertible preferred stock have a put right to require us to repurchase such shares for a price of $2.00 per share.  The amount allocated to the convertible redeemable preferred stock is presented as mezzanine equity in the consolidated financial statements rather than as permanent equity.  We allocated the gross proceeds of $4,600,000 from the private placement between the convertible preferred stock and the warrants issued proportionately based on their estimated fair values as of the closing date of the private placement.  The relative fair value of the convertible preferred stock and the warrants was estimated to be $2,766,733 and $1,833,267, respectively.  The effective conversion price was used to measure the intrinsic value of the embedded conversion option which amounted to $2,270,266.  As a result, the carrying value of the convertible preferred stock presented as mezzanine equity in the consolidated financial statements amounted to $496,467 when the preferred stock was issued on August 10, 2011.  As described below, a holder of convertible preferred stock elected to convert its preferred shares to common stock on March 30, 2012.  After the impact of the conversion of 600,000 shares of convertible preferred stock, the balance of preferred stock presented as mezzanine equity in the consolidated financial statements is $366,953.  As of the periods presented, no adjustment to the carrying value of the convertible preferred stock to its redemption value was necessary as it was not considered probable that the convertible preferred stock would become redeemable (as described below, the holders of the convertible preferred stock conditionally agreed to waive their put rights).  At December 31, 2012, the aggregate redemption value of the 1,700,000 shares of convertible preferred stock outstanding is $3.4 million.

On September 28, 2011, we entered into a retainer letter agreement with Midsouth Capital Inc., an investment banking firm, for investment banking services. As part of the compensation to Midsouth, we issued 10,000 shares of restricted common stock to Midsouth.

On October 21, 2011, we issued 3,552,516 common shares to Sovereign in connection with our acquisition of the Canadian oil and gas properties.  Sovereign has a put right to require us to repurchase such shares for a price of $2.00 per share.  Sovereign executed a stand-still agreement that nullified their put rights until various conditions could be met, most significantly the joint effort by the Company and Sovereign to dispose, by sale to unrelated parties, of the 3,552,516 shares issued to Sovereign on the closing of the asset acquisition.  In connection with the acquisition of assets from Sovereign, the Company agreed to a mechanism of staggered payments to maintain the value of the stock component of the purchase at the original amount of $2.00 per share through a series of Variable Weighted Average Price (“VWAP”) calculations.  Under the purchase agreement, Sovereign could not own more than 10% of the Company’s common stock, unless they chose to waive that condition.  On May 17, 2012, in conjunction with the final VWAP calculation, Sovereign waived the 10% ownership limitation and we issued 21,350,247 shares of restricted common stock to Sovereign.  The contingent consideration obligation was settled and a loss of $4,147,005 was recognized to reflect the difference between the contingent consideration and the fair value of the final VWAP shares.  The 21,350,247 shares of common stock issued to Sovereign on May 17, 2012, also include a put right, whereby Sovereign may require us to repurchase the shares for a price of $2.00 per share.  Therefore, the redemption amount of the common stock is recorded as mezzanine equity.  During 2012, Sovereign notified us that they disposed of 1,020,300 of their common shares, which thereby eliminates the put rights on those shares.  Accordingly, mezzanine equity was reduced by $2,040,600, with a corresponding increase to additional paid-in capital.  At December 31, 2012, the aggregate redemption value of the 23,882,463 shares of contingently redeemable common stock outstanding held by Sovereign is $47,764,927.

On January 12, 2012, we issued 60,000 shares of common stock with a fair value of $60,000 to a consultant in exchange for services.  The fair value of the common shares was recorded as a component of general administrative expenses during 2012.

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

On March 30, 2012, a preferred stock holder elected to convert its preferred shares to common stock.  Accordingly, the Company issued 600,000 shares of common stock and retired 600,000 preferred shares.  Mezzanine equity was reduced by $129,513, and then transferred to common shares and additional paid-in capital accordingly.

On May 22, 2012, the Company commenced a Purchase Agreement with Lincoln Park Capital to sell up to $10.2 million in common stock during a term of three years.  In consideration for entering into the Purchase Agreement, the Company issued 723,592 shares of common stock to Lincoln Park as an initial commitment fee.  The fair value of these 723,592 commitment shares were recorded as a reduction to additional paid-in capital and amounted to $208,311.  Up to 1,072,183 of additional shares of common stock may be issued on a pro rata basis to Lincoln Park as an additional commitment fee as Lincoln Park purchases additional shares of common stock under the Purchase Agreement.  During 2012, we issued a total of 3,527,508 shares to Lincoln Park and received a total of $422,000 in proceeds. There is a $0.10 floor price that would prohibit the Company from any sales below that price.

On November 1, 2012, we issued 250,000 shares of common stock with a fair value of $15,000 to a consultant in exchange for a six month contract of services.  On November 12, 2012, we issued 750,000 shares of common stock with a fair value of $67,500 to a consultant in exchange for a six month contract of services.  On November 13, 2012, we issued 100,000 shares of common stock with a fair value of $10,000 to a consultant in exchange for a six month contract of services.   The fair value of the common shares was recorded as a component of general administrative expenses for the portions relating to the period prior to December 31, 2012, and the remainder was recorded as a prepaid asset, to be amortized as the service period lapses.

Warrants

The following table summarizes outstanding warrants to purchase shares of our common stock as of December 31, 2012, and 2011:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	December 31,	December 31,	Exercise
Date of Issue	2012	2011	Price	Expiration
October 2010	1,300,000	1,300,000	$0.50	October 2013
February 2011	300,000	300,000	$0.50	February 2014
April 2011	250,000	250,000	$1.00	April 2014
August 2011	2,300,000	2,300,000	$2.00	August 2014

	4,150,000	4,150,000

As of December 31, 2012, none of the outstanding warrants had been exercised.

Stock Incentive Plan

On May 3, 2011, our Board of Directors adopted the Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan (“Plan”). The Plan provides for the grant of options to purchase shares of our common stock, and stock awards consisting of shares of our common stock, to eligible participants, including directors, executive officers, employees and consultants of the Company.  We have reserved 4,500,000 shares of common stock for issuance under the Plan. During 2011, our Board approved the grant of stock options for a total of 2,800,000 shares.  The fair value of the option grants were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility ranging from 93% to 94%, a risk free rate ranging from 1.9% to 2.0%, and an expected life of 10 years.  In February 2012, the Board approved the grant of stock options for a total of 40,000 shares to two directors at an exercise price of $0.87 per share. The fair value of the option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 93%, a risk free rate of 2.0%, and an expected life of 10 years.  During 2012, the 40,000 stock options granted to directors were cancelled.

At December 31, 2012, there were 1.7 million shares of common stock available under the Plan, and there were options to purchase 1,866,667 shares of stock exercisable, with a remaining contractual term of 8.9 years.  The weighted average grant date fair value of options granted during the years ended December 31, 2012 and 2011 was $0.76 and $1.39, respectively.  The weighted average exercise price of stock options exercisable at December 31, 2012 was $1.58.  The aggregate fair value of options vested during both the years ended December 31, 2012 and 2011 was $1.4 and $1.5 million, respectively.  There were no stock options exercised or expired during the periods presented.  In February 2013, management agreed to cancel their existing stock grants under the Company’s equity awards plan.

At December 31, 2012, the aggregate intrinsic value of outstanding stock options was $0.  Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the closing stock price on December 31, 2012 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of December 31, 2012.  This amount changes, based on the fair market value of our common stock.

At December 31, 2012, we had $1.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized during 2013.

NOTE 7 – NOTE PAYABLE TO BANK

Under a series of agreements with National Bank of Canada (the “Bank”), as of December 31, 2012, we had a revolving credit facility with a maximum borrowing base of $3,517,850 (CA$3,500,000) through our wholly-owned subsidiary, Legend Canada.  Outstanding principal under the loan bears interest at a rate equal to the Bank’s prime rate plus 1% (resulting in a rate of 4% as of December 31, 2012).  We are obligated to pay a monthly fee of 0.25% of any undrawn portion of the credit facility. The borrowings under the credit facility are payable upon demand at any time.  Borrowings under the agreements are collateralized by a Fixed and Floating Charge Demand Debenture (the “Debenture”) to the Bank in the face amount of CA$25 million, to secure payment of all debts and liabilities owed by Legend Canada to the Bank. The interest rate on amounts drawn under the Debenture, as well as interest that is past due, is the prime rate, plus 7% per annum. As further collateral, Legend Canada also executed an Assignment of Book Debts on October 19, 2011, that grants, transfers and assigns to the Bank a continuing and specific security interest in specific collateral of Legend Canada, including all debts, proceeds, accounts, claims, money and chooses in action which currently or in the future are owing to Legend Canada.  Under the agreements, we must maintain a working capital ratio, exclusive of bank indebtedness, of at least 1 to 1. For purposes of this calculation, the undrawn availability under the revolving credit facility is added to current assets.  At December 31, 2012, we were in breach of the working capital covenant provision of its Revolving Operating Demand Loan Facility for which a waiver is being sought. There is no certainty that a waiver will be granted by the Bank for the breach.  Also, we may violate the covenant in the future.   The revolving credit facility is subject to review by the Bank at future dates as determined by the Bank, and the Bank may increase or lower the maximum borrowing base subject to their review.

We also have a bridge demand loan in place through Legend Canada that was fully drawn on December 31, 2012 for $226,148 (CA$225,000).  This bridge facility bears interest at a rate equal to the Bank’s prime rate plus 2% (resulting in a rate of 5% as of December 31, 2012).  On June 5, 2012, we entered into an agreement with the Bank to repay a bridge demand loan with 5 monthly payments of CA$250,000 commencing July 15, 2012, with final repayment on December 1, 2012.  This final payment was extended to December 17, 2012 in conjunction with the Swan Hills asset disposition.  On December 17, 2012, we received notification from the Bank that the final payment of bridge demand loan of CA$250,000, originally due on that day, would be payable in monthly payments of CA$25,000 over 10 months, commencing December 24, 2012 and final payment due September 24, 2013.

As of December 31, 2012, there was $3,702,279 (CA$3,683,493) in total indebtedness payable to the Bank under a combination of the revolving credit facility and bridge facility.

Legend Canada also has a CA$20,000 ($20,000USD) letter of guarantee outstanding, related to a company that provides third party processing to the Company. On March 25th, 2013, the letter of guarantee was redeemed, and is no longer outstanding.

NOTE 8 – OPERATING LEASE

The Company leases office space under a noncancelable operating lease expiring in October 2016.  Total rent expense under the agreement was $123,026 and $19,975 for the years ended December 31, 2012 and 2011, respectively.  Minimum future lease payments under the lease are $50,700 for each of the years through 2015, and $42,300 for 2016.

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The components of the deferred tax asset as of December 31, 2012 and 2011, are as follows:

	2012	2011
Net operating loss carryforwards	$3,442,621	$569,995
Oil and gas property	(80,719)	79,520
Contingent consideration liability		477,582
Asset retirement obligation	418,595	390,035
Total deferred tax asset	3,780,497	1,517,132
Less valuation allowance	(3,780,497)	(1,517,132)
Net deferred tax asset	$-	$-

The items accounting for the difference between income taxes computed at the statutory rates and the provisions for income taxes are as follows for the years ended December 31, 2012 and 2011:

	2012	2011
Net loss	$(9,281,342)	$(6,049,335)
Tax rate	30.99%	31.64%
Tax at statutory rate	(2,876,009)	(1,914,000)
Stock-based compensation	471,359	498,057
Other	141,285	6,455
Change in valuation allowance	2,263,365	1,409,488
Provision for income taxes	$-	$-

We established a valuation allowance for the full amount of the net deferred tax asset as management currently does not believe that it is more likely than not that these assets will be recovered in the foreseeable future.  The increase in the valuation allowance was $2,263,365 for 2012 and $1,409,488 for 2011.  The net operating loss at December 31, 2012 is approximately $11,100,000, and fully expires in 2032.

NOTE 10 – SUPPLEMENTAL OIL AND GAS INFORMATION (unaudited)

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

Capitalized Costs relating to Oil and Gas Producing Activities

Capitalized costs relating to oil and gas producing activities are as follows:

	Canada	United States	Total
December 31, 2012:
Proved	$8,444,786	$1,065,681	$9,510,467
Unproven	8,426,997	-	8,426,997
Total capitalized costs	16,871,783	1,065,681	17,937,464
Accumulated depreciation, depletion, amortization, and impairment	(4,066,003)	(166,038)	(4,232,041)
Net capitalized costs	$12,805,780	$899,643	$13,705,423

December 31, 2011:
Proved	$9,707,171	$855,283	$10,562,454
Unproven	8,196,595	138,786	8,335,381
Total capitalized costs	17,903,766	994,069	18,897,835
Accumulated depreciation, depletion, amortization, and impairment	(1,971,185)	(92,071)	(2,063,256)
Net capitalized costs	$15,932,581	$901,998	$16,834,579

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Cost incurred in oil and gas property acquisition and development activities are as follows:

	Canada	United States	Total
Year Ended December 31, 2012:
Acquisition costs :
Proved	$-	$-	$-
Unproven	-	-	-
Exploration costs	48,681	210,398	259,079
Development costs	250,081	-	250,081
Total costs incurred	$298,762	$210,398	$509,160

Year Ended December 31, 2011:
Acquisition costs :
Proved	$9,567,701	$-	$9,567,701
Unproven	8,196,595	138,786	8,335,381
Exploration costs	13,849	-	13,849
Development costs	-	154,684	154,684
Total costs incurred	$17,778,145	$293,470	$18,071,615

Results of Operations for Oil and Gas Producing Activities

The following table shows the results from operations for the periods ended December 31, 2012 and 2011:

	Canada	United States	Total
Year Ended December 31, 2012:
Revenue	$2,026,399	$447,409	$2,473,808
Production expenses	1,643,648	190,957	1,834,605
Depletion, depreciation, and amortization	971,578	73,964	1,045,542
Accretion	57,012	1,700	58,712
Impairment of oil and gas properties	1,069,948	-	1,069,948
Income tax expense (benefit)	-	-	-
Results of activities	$(1,715,787)	$180,788	$(1,534,999)

Year Ended December 31, 2011:
Revenue	$620,589	$256,131	$876, 720
Production expenses	271,507	195,816	467,323
Depletion, depreciation and amortization	401,522	92,071	493,593
Accretion	11,911	3,301	15,212
Impairment of oil and gas properties	1,558,036	-	1,558,036
Income tax expense (benefit)	-	-	-
Results of activities	$(1,622,387)	$(35,057)	$(1,657,444)

Oil and Gas Reserves

	Canada			United States	Total
	Oil (MBbls)	Gas (Mmcf)	NGL (MBbls)	Oil (MBbls)	Oil (MBbls)	Gas (Mmcf)	NGL (Bbls)	Total (MBoe)
Proved reserves at December 31, 2011	243.5	1,385.4	4.5	100.2	343.6	1,385.4	4.5	579.1
Production	(15.8)	(312.9)	(2.1)	(5.2)	(21.0)	(312.9)	(2.1)	(75.3)
Purchases/sales of reserves	(102.2)	-	-	-	(102.2)	-	-	(102.2)
Extensions and discoveries	39.3	150.3	(0.5)	2.1	41.4	150.3	(0.5)	66.0
Proved reserves at December 31, 2012	164.8	1,222.8	1.9	97.1	261.9	1,222.8	1.9	467.6

	Oil (MBbls)	Gas (Mmcf)	NGL (MBbls)	Oil (MBbls)	Oil (MBbls)	Gas (Mmcf)	NGL (Bbls)	Total (MBoe)

PROVED DEVELOPED RESERVES:
December 31, 2011	201.1	1,238.2	4.5	26.4	227.5	1,238.2	4.5	438.4
December 31, 2012	150.8	1,218.8	1.9	32.7	183.5	1,218.8	1.9	388.5

PROVED UNDEVELOPED RESERVES:
December 31, 2011	42.4	147.2	-	73.8	116.2	147.2	-	140.7
December 31, 2012	14.0	4.0	-	64.5	78.4	4.0	-	79.1

Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth as of December 31, 2012 and 2011, the estimated future net cash flow from and Standardized Measure of Discounted Future Net Cash Flows (“Standardized Measure”) of our proved reserves, which were prepared in accordance with the rules and regulations of the SEC and the Financial Accounting Standards Board.  Future net cash flow represents future gross cash flow from the production and sale of proved reserves, net of crude oil, natural gas and natural gas liquids production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs.  The calculations used to produce the figures in this table are based on current cost and price factors at December 31, 2012 and 2011.

Standardized Measure relating to proved reserves:

	Canada	United States	Total
December 31, 2012 :
Future cash inflows	$15,341,349	$8,397,184	$23,738,533
Future production costs:	7,561,503	2,405,958	9,967,461
Future development costs	448,458	480,000	928,458
Future cash flows before income taxes	7,331,388	5,511,226	12,842,614
Future income taxes	-	-	-
Future net cash flows after income taxes	7,331,388	5,511,226	12,842,614
10% annual discount for estimated timing of cash flows	(3,050,360)	(2,176,732)	(5,227,092)
Standardized measure of discounted future net cash flows	$4,281,028	$3,334,494	$7,615,522

	Canada	United States	Total
December 31, 2011 :
Future cash inflows	$27,706,444	$8,243,851	$35,950,295
Future production costs:	12,104,423	3,910,968	16,015,391
Future development costs	3,411,068	280,000	3,691,068
Future cash flows before income taxes	12,013,959	4,052,883	16,066,842
Future income taxes	114,063	-	114,063
Future net cash flows after income taxes	11,899,896	4,052,883	15,952,779
10% annual discount for estimated timing of cash flows	(4,318,654)	(1,339,913)	(5,658,567)
Standardized measure of discounted future net cash flows	$7,581,242	$2,712,970	$10,294,212

The following reconciles the change in the Standardized Measure for the year ended December 31, 2012:

	Canada	United States	Total
Beginning of year	$7,581,242	$2,712,970	$10,294,212

Changes from:
Purchases of proved reserves	-	-	-
Sales of producing properties	(2,678,674)	-	(2,678,674)
Extensions, discoveries and improved recovery, less related costs	-	-	-
Sales of natural gas, crude oil and natural gas liquids produced, net of production costs	(383,000)	(256,000)	(639,000)
Revision of quantity estimates	-	-	-
Accretion of discount	-	-	-
Change in income taxes	114,063	-	114,063
Changes in estimated future development costs	2,962,610	(340,000)	2,622,610
Development costs incurred that reduced future development costs	-	140,000	140,000
Change in sales and transfer prices, net of production costs	-	-	-
Changes in production rates (timing) and other	(3,315,213)	1,077,524	(2,237,689)
End of year	$4,281,028	$3,334,494	$7,615,522

The following reconciles the change in the Standardized Measure for the year ended December 31, 2011:

	Canada	United States	Total
Beginning of year	$-	$-	$-

Changes from:
Purchases of proved reserves	7,601,892	-	7,601,892
Sales of producing properties	-	-	-
Extensions, discoveries and improved recovery, less related costs	-	2,772,970	2,772,970
Sales of natural gas, crude oil and natural gas liquids produced, net of production costs	(350,000)	(60,000)	(410,000)
Revision of quantity estimates	-	-	-
Accretion of discount	-	-	-
Change in income taxes	(114,063)	-	(114,063)
Changes in estimated future development costs	(3,450,105)	-	(3,450,105)
Development costs incurred that reduced future development costs	-	-	-
Change in sales and transfer prices, net of production costs	-	-	-
Changes in production rates (timing) and other	3,893,517	-	3,893,517
End of year	$7,581,242	$2,712,970	$10,294,212

NOTE 11 – SUBSEQUENT EVENTS

On February 15, 2013, 1,000,000 common shares with fair value of $50,000 were issued to Equiti-Trend Advisors in exchange for consulting services.

On March 25, 500,000 common shares were issued to Carter Terry and Associates, and their related agents, in exchange for future investment banking services.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).

Management, under the supervision and with the participation of our President and our Chief Financial Officer evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2012. Based on that evaluation, the President and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2012.

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

Management, under the supervision and with the participation of our President and our Chief Financial Officer conducted an evaluation of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally management’s report was not subject to attestation by our registered public accounting firm pursuant to the permanent exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 for non-accelerated filers.

ITEM 9B.	OTHER INFORMATION

See “BUSINESS – Recent Developments” in Item 1 of this Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of March 21, 2013, our Board of Directors consists of two directors and we have three executive officers. The term of office of each director expires at the next annual meeting of our shareholders. Directors serve until their respective successors have been elected and qualified. Executive officers are appointed by and serve at the pleasure of the Board of Directors.

Set forth below is biographical information for each of our current directors.

Name	Age	Position	Director Tenure
Marshall Diamond-Goldberg	59	President and Director	September 2010 – Current
James Vandeberg	69	Secretary and Director	May 2010 - Current
Kyle Severson	42	Chief Financial Officer	July 2012 - Current

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

James Vandeberg
Mr. Vandeberg has served as a director and executive officer since May 18, 2010. He served as the Company’s Chief Financial Officer until June 30, 2012.  He has been an attorney practicing in Seattle, Washington since 1996. He specializes in corporate finance with an emphasis on securities and acquisitions. Prior to practicing in Seattle, he was corporate counsel and secretary to Denny’s Inc. and Carter Hawley Hales Stores, Inc., each listed on the NYSE. He graduated from NYU Law School in 1969 where he was a Root-Tilden Scholar and holds a BA degree in accounting from the University of Washington. Mr. Vandeberg is a director of American Sierra Gold Corp., REGI US, Inc., IAS Energy, Inc. and ASAP Holdings, Inc., all of which are publicly reporting companies with capital stock traded on the OTCBB. We believe Mr. Vandeberg is qualified to serve on our Board of Directors because of his prior service on other public company boards of directors and his legal background contributes legal expertise in matters of business and securities law.

Kyle Severson
Mr. Severson was appointed as Chief Financial Officer in July 2012.  Prior to Legend Oil and Gas, Kyle was Controller for Argosy Energy Inc. from 2008-2011, and Accrete Energy Inc. from 2004-2008.  Both Argosy and Accrete were listed on the TSX in Canada.  He received his Bachelor of Commerce degree from Athabasca University in 1995, his Certified Management Accounting designation in 1997, and his Masters of Business Administration from the Haskayne School of Business in 2003.

Mr. Vandeberg and Mr. Diamond-Goldberg devote their full-time efforts to our business activities. Mr. Severson is serving in a part-time consulting role effective March 1, 2013.

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

Unless otherwise stated above, none of our directors or executive officers is a director of any other public company, nor are they related to any officer, director or affiliate of the Company.  Additionally, none of our directors or executive officers is a party to any pending legal proceeding, is subject to a bankruptcy petition filed against them or have been convicted in, or is subject to, any criminal proceeding.

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

Except as set forth below, we believe that all Reporting Persons complied with all applicable Section 16(a) filing requirements for fiscal year 2012, based solely on our review of the copies of such reports received or written communications from certain Reporting Persons:

•	Marshall Diamond-Goldberg had two Form 4 filings, reporting two transactions (each regarding the sale of stock);
•	James Vandeberg had three Form 4 filings, reporting transactions included 3 sales of stock and 2 acquisitions of stock;
•	International Sovereign Energy Corp. had one Form 3 filings regarding the acquisition of stock totaling over 10% of the issued and outstanding common stock of the Company; and
•	Kyle Severson had one Form 3 filing that reported no ownership of common stock of the Company.

Code of Ethics

We have a Code of Ethics that applies to our President, Chief Financial Officer principal accounting officer, controller, and all other persons performing accounting, finance or similar functions for us. A copy of the Code of Ethics is included as Exhibit 14.1 to this Report and is available on our corporate website at http://legendoilandgas.com in the section “About Legend”.

Audit Committee

As of December 31, 2012, our entire Board of Directors served the role of the audit committee.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows all compensation awarded, earned by or paid to Mr. Marshall Diamond-Goldberg, our President, Mr. James Vandeberg, our Secretary and Mr. Kyle Severson, our Chief Financial Officer (our “NEOs”) for each of the fiscal years ended December 31, 2012 and 2011:

Name and Principal Position	Year		Salary		Bonus		Option Awards		All Other Compensation		Total Compensation
			($)		($)		($)		($)		($)
Marshall Diamond- Goldberg	2012		$300,000		$—		$—		$15,000	(5)	$315.000
President	2011		206,313	(1)	60,000	(2)	1,451,805	(3)	9,650	(5)	1,727,768

James Vandeberg	2012		133,332		—		—		—		133,332
Secretary	2011		154,999	(4)	50,000	(2)	1,306,624	(3)	—		1,511,623

Kyle Severson	2012		90,000		—		—		—		90,000
Chief Financial Officer	2011	(6)			—				—

(1)
Marlin Consulting Corp., of which Mr. Diamond-Goldberg is the sole beneficial owner, was paid $8,000 per month in fees from us in accordance with the consulting services agreement entered into by and between us and Marlin Consulting Corp. effective September 1, 2010. Effective July 1, 2011, Mr. Diamond-Goldberg’s compensation was increased to $25,000 per month.

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

(4)
Mr. Vandeberg’s salary was $5,000 per month from June 2010 to July 2011. Effective July 1, 2011, Mr. Vandeberg’s compensation was increased to $20,833 per month. Effective May 1, 2012, Mr. Vandeberg’s compensation was decreased to $10,000 per month.  Effective July 1, 2012, Mr. Vandeberg’s compensation was decreased to $5,000 per month.

(5)	Represents tax gross-up payments paid to Mr. Diamond-Goldberg to cover applicable taxes as a Canadian citizen.
(6)	Mr. Severson began serving as our Chief Financial Officer in July 2012.

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

Narrative Disclosure to Summary Compensation Table

We have a consulting services agreement with Marlin Consulting Corp., of which Mr. Diamond-Goldberg is the sole owner, effective September 1, 2010. Pursuant to this agreement, Mr. Diamond-Goldberg serves as our President and as a consulting expert to us due to his specialized skills and extensive knowledge in the oil and gas industry, corporate finance and management. The agreement provides that Marlin Consulting Corp. is to be compensated at $6,000 per month during 2010 and $8,000 per month beginning in January 2011 and thereafter until the agreement terminates, plus a gross-up to cover applicable taxes and expense reimbursement for approved expenses. Effective July 1, 2011, the base compensation amount was increased by the Board of Directors to $25,000 per month. The term of the agreement is for one year and renews automatically on the anniversary of its effective date unless otherwise terminated by the parties. Mr. Diamond-Goldberg is to be reimbursed for out-of-pocket expenses reasonably incurred by him on our behalf or on behalf of Legend Canada.

Mr. Diamond-Goldberg is eligible to participate in our 2011 Stock Incentive Plan or any bonus plan approved by the Board of Directors as provided in his agreement with us. During 2011, Mr. Diamond-Goldberg was granted two stock option awards, each for 500,000 Common Shares, pursuant to our 2011 Stock Incentive Plan, with an exercise price equal to the closing price of our Common Shares on the date of the grant. Each option vests at the following schedule: one-third is fully vested upon grant, one-third vests on the one-year anniversary of the date of grant, and the final one-third vests on the two-year anniversary of the date of grant, in each case subject to his continued employment.  These options were terminated by mutual agreement in February 2013.

We do not have an employment or consulting agreement with Mr. James Vandeberg and his employment is at will. In 2010 the Board of Directors committed to paying Mr. Vandeberg $5,000 per month for his services as an executive officer. Effective July 1, 2011, the Board of Directors increased that amount to $20,833 per month. Effective July 1, 2012 his compensation was reduced to $5,000 when he ceased to be Chief Financial Officer. Mr. Vandeberg is to be reimbursed for out-of-pocket expenses reasonably incurred by him on our behalf or on behalf of Legend Canada.

Mr. Vandeberg is eligible to participate in our 2011 Stock Incentive Plan or any bonus plan approved by the Board of Directors. During 2011, Mr. Vandeberg was granted two stock option awards, each for 450,000 Common Shares, pursuant to our 2011 Stock Incentive Plan, with an exercise price equal to the closing price of our Common Shares on the date of the grant. Each option vests at the following schedule: one-third is fully vested upon grant, one-third vests on the one-year anniversary of the date of grant, and the final one-third vests on the two-year anniversary of the date of grant, in each case subject to his continued employment. These options were terminated by mutual agreement in February 2013.

Outstanding Equity Awards at 2012 Fiscal Year-End
The following table presents information about unexercised stock options held by each of the NEOs as of December 31, 2012. On February 8, 2013, the Board of Directors and the below named officers and another employee, agreed to cancel their existing stock grants under the Company’s equity awards plan.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Marshall Diamond-Goldberg	333,333	166,667	$2.17	11-01-2021
	333,333	166,667	0.99	12-14-2021
James Vandeberg	300,000	150,000	$2.17	11-01-2021
	300,000	150,000	0.99	12-14-2021
Kyle Severson	166,667	83,333	$2.17	11-01-2021
	166,667	83,333	0.99	12-14-2021

Director Compensation

We did not pay any additional compensation to these directors for their service as a director during 2012, and their compensation was solely for their service as executive officers.

2011 Stock Incentive Plan

On May 3, 2011, our Board of Directors adopted the Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan (the “Plan”). The 2011 Stock Incentive Plan provides for the grant of options (“Options”) to purchase Common Shares, and stock awards (“Awards”) consisting of Common Shares, to eligible participants, including our directors, executive officers, employees and consultants. The terms and conditions of the 2011 Stock Incentive Plan apply equally to all participants. We have reserved a total of 4,500,000 Common Shares for issuance under the Plan. As of _December 31, 2012, there are outstanding Options for a total of 2,800,000 Common Shares, none of which have been exercised, and no Awards have been granted. On February 8, 2013, the Board of Directors and Mr. Goldberg-Diamond, Mr. Vandeberg and Mr. Severson agreed to cancel their existing stock grants under the Company’s equity awards plan.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information with respect to the beneficial ownership of our Common Shares as of February 13, 2013 by our directors, named executive officers, and directors and executive officers as a group, as well as each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of our Common Shares. As of the latest practical date before filing this annual report, there were 78,220,271 Common Shares issued and outstanding.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common stock, par value $0.001	Marshall Diamond-Goldberg, Director and Officer (1) 1218 Third Avenue, Suite 505 Seattle, WA 98101	6,018,200	7.8%
Common stock, par value $0.001	James Vandeberg, Director and Officer (2) 1218 Third Avenue, Suite 505 Seattle, WA 98101	5,811,207	7.5%
Common stock, par value $0.001	Kyle Severson, Officer 1218 Third Avenue, Suite 505 Seattle, WA 98101	0	0
Common stock, par value $0.001	Wayne Gruden, Former Director and Officer (3) 1218 Third Avenue, Suite 505 Seattle, WA 98101	3,878,000	5%
Common stock, par value $0.001	International Sovereign Energy Corp. 1750 – 801 6th Avenue SW Calgary, Alberta	23,883,463	27.6%

Total:		37,057,654	48%

(1)	Mr. Diamond-Goldberg beneficially owns these shares through Marlin Consulting Corp., of which he is the sole shareholder.

(2)
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

Securities Authorized for Issuance Under Equity Compensation Plans

On May 3, 2011, our Board of Directors adopted the Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan, which is our only equity compensation plan. We have reserved a total of 4,500,000 Common Shares for issuance under the Plan. This Plan was approved by shareholders in August 2012. No options are currently outstanding under the Plan.

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

We lease office space for our principal executive offices from the law offices of Mr. Vandeberg, our director and executive officer. Our lease arrangement began in May 2010, at a rate of $500 per month for the 2010 fiscal year. The monthly rent was increased to $575 per month from January 1, 2011 to May 30, 2011. On June 1, 2011, Mr. Vandeberg moved office locations and our monthly rent increased to $1,000 per month. On October 1, 2011 the monthly rent was increased to $1,900. On August 1, 2012, Mr. Vandeberg joined the Apex Law Group, LLP and we began subleasing from them at a rate of $1500 per month. We plan to use space provided by Mr. Vandeberg until it is no longer suitable for our operations or circumstances demand otherwise.

During fiscal 2011, we retained a law firm of which Mr. Vandeberg is the sole member for legal services. We paid $116,346 to Mr. Vandeberg’s law firm for services rendered in fiscal 2011 and approximately 0 in fiscal 2012 and approximately $4,500 to the Apex Law Group, LLP in fiscal 2012.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Peterson Sullivan LLP audited our financial statements for the years ended December 31, 2012 and 2011.

Policy for Approval of Audit and Permitted Non-Audit Services

The Board of Directors, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the shareholders. During 2012 and 2011, the Board of Directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed below, and determined that the provision of such services by our independent registered public accounting firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Audit and Related Fees

The following table sets forth the aggregate fees billed by Peterson Sullivan for professional services rendered in fiscal years ended December 31, 2012 and 2011.

	2012	2011
Audit Fees (1)	$117,268	$48,398
Audit-Related Fees (2)	—	—
Tax Fees (3)	3,260	4,359
All Other Fees	—	—

(1)
“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings.

(2)	“Audit-Related Fees” generally represent fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

(3)	“Tax Fees” generally represent fees for tax advice.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report are as follows:

1)	Financial Statements: The consolidated financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this Report.

2)	Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3)	Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2013.

LEGEND OIL AND GAS, LTD.

By:	/s/ James Vandeberg
James Vandeberg
Vice President, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Marshall Diamond-Goldberg Marshall Diamond-Goldberg	President and Director (Principal Executive Officer)	April 1, 2013

/s/ James Vandeberg James Vandeberg	Vice President, Secretary and Director	April 1, 2013

/s/ Kyle Severson Kyle Severson	Chief Financial Officer	April 1, 2013

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the document to which it is cross referenced is made.

Exhibit No.	Description	Location
3.1	Amended and Restated Articles of Incorporation dated January 29, 2007	Incorporated by reference herein from our report on Form 8-K dated January 29, 2007, filed with the SEC on January 30, 2007.
3.2	First Articles of Amendment to the Amended and Restated Articles of Incorporation dated October 4, 2010	Incorporated by reference herein from our definitive Information Statement filed with the SEC on October 19, 2010.
3.3	Articles of Amendment to the Articles of Incorporation dated August 12, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.
3.4	Bylaws dated November 29, 2000	Incorporated by reference herein from our registration statement on Form 10-SB, filed with the SEC on April 25, 2002.
4.1	Specimen Legend Oil and Gas, Ltd. Common Stock Certificate	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.
4.2	Form of Warrant issued to Iconic Investment Co.	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.
4.3	Form of Warrant issued in connection with August 2011 unit financing	Incorporated by reference herein from our report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 12, 2011.
4.4	Specimen Legend Oil and Gas, Ltd. Convertible Preferred Stock Certificate	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.
10.1*	Consulting Agreement by and between Marlin Consulting Corp. and Legend dated September 1, 2010	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.
10.2	Agreement for Purchase and Sale by and between Piqua Petro, Inc. and the Company dated October 20, 2010 (Piqua Project)	Incorporated by reference herein from our report on Form 8-K dated October 29, 2010, filed with the SEC on November 4, 2010.
10.3	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated February 25, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.
10.4	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 23, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.
10.5	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 30, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011
10.6	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated January 21, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.
10.7	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated April 28, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.
10.8A*	Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan, as amended	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012.
10.8B*	Form of Stock Option Agreement under 2011 Stock Incentive Plan	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012.

10.9	Form of Subscription Agreement in connection with August 2011 unit financing	Incorporated by reference herein from our report on Form 10-Q for the period ended June 30, 2011, and filed with the SEC on August 12, 2011.
10.10A	Asset Purchase Agreement by and among International Sovereign Energy Corp., Legend Oil and Gas, Ltd., and Legend Energy Canada Ltd. dated September 13, 2011	Incorporated by reference herein from our report on Form 8-K dated September 12, 2011, filed with the SEC on September 16, 2011.
10.10B	Amending Agreement to Asset Purchase Agreement, by and among International Sovereign Energy Corp., Legend Oil and Gas, Ltd., and Legend Energy Canada Ltd. dated October 20, 2011	Incorporated by reference herein from our report on Form 8-K/A dated October 20, 2011, filed with the SEC on November 23, 2011
10.11	Credit Facility Offering Letter by and between National Bank of Canada and Legend Energy Canada Ltd. dated August 15, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.
10.12	Acknowledgment of Debt Revolving Demand Credit Agreement by and between National Bank of Canada and Legend Energy Canada Ltd. dated August 15, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.
10.13	Fixed and Floating Charge Demand Debenture by and between National Bank of Canada and Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.
10.14	Pledge by Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.
10.15	Assignment of Book Debts by Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.
10.16	Negative Pledge and Undertaking by and between National Bank of Canada and Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.
10.17	Amending Offering Letter by and among National Bank of Canada, Legend Energy Canada Ltd. and the Company dated March 26, 2012	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011 and filed with the SEC on March 30, 2012.
10.18	CA$1.5 million Variable Rate Demand Note by Legend Energy Canada Ltd. in favor of National Bank of Canada	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011 and filed with the SEC on March 30, 2012.
10.19	Office Space Lease by and between Dundeal Canada (GP) Inc. and Legend Energy Canada Ltd., dated October 17, 2011	Incorporated by reference herein from our report on Form 8-K/A dated October 20, 2011, filed with the SEC on November 23, 2011
10.20*	Summary of Non-Employee Director Compensation	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012
10.21*	Form of Director Indemnification Agreement	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012

14.1	Code of Ethics	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011 and filed with the SEC on March 30, 2012.
21.1	Subsidiaries	Incorporated by reference herein from our report on Form 8-K/A dated October 20, 2011, filed with the SEC on November 23, 2011
23.1	Consent of KLH Consulting	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011, filed with the SEC on March 30, 2012.
23.2	Consent of Insite Petroleum Consultants Ltd.	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011, filed with the SEC on March 30, 2012.
23.3	Consent of Peterson Sullivan LLP	Filed herewith.
31.1	Certification by Marshall Diamond-Goldberg, President, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification by James Vandeberg, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1
Certification by Marshall Diamond-Goldberg, President, and James Vandeberg, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Filed herewith.
99.1	Reserve Report of KLH Consulting, dated March 1, 2012.	Filed herewith.
99.2	Reserve Report of InSite Petroleum Consultants Ltd., dated March 1, 2012.	Filed herewith.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.