Form 10-Q
period 2013-03-31
Legend Oil & Gas, Ltd.
filed 2013-05-15
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 9, 2013, the registrant had 78,920,271 shares of its common stock, par value $0.001 per share, issued and outstanding.

LEGEND OIL AND GAS, LTD.
FORM 10-Q
For the Quarterly Period ended March 31, 2013

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Report”) to “we,” “us,” “our,” “Legend” and the “Company” are to Legend Oil and Gas, Ltd., a Colorado corporation, and references in this Report to “Legend Canada” are to Legend Energy Canada, Ltd., a wholly-owned subsidiary of the Company. All references to “Wi2Wi” are to Wi2Wi Corporation, formerly International Sovereign Energy Corp., an Alberta, Canada corporation. Unless otherwise indicated, references herein to “$” or “dollars” are to United States dollars. All references in this Current Report to “CA$” are to Canadian dollars. All financial information with respect to the Company has been presented in United States dollars in accordance with U.S generally accepted accounting principles.

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to pay off our demand loan facility with National Bank of Canada when due;

•	Our ability to draw down on our equity line of credit with Lincoln Park Capital Fund, LLC, in amounts and times when needed;

•	Our ability to fund our 2013 drilling and development plan;

•	Our ability to obtain buyers on terms favorable to us, in the event that we were to seek to sell certain of our oil and gas interests;

•	The exercise of put rights held by holders of our preferred stock and by Wi2Wi;

•	Our ability to retain the services of our President, Chief Financial Officer and other key employees, the loss of which could materially impair our business plan;

•	Changes in estimates of our crude oil and natural gas reserves and depletion rates;

•	Our ability to control or reduce operating expenses and manage unforeseen costs;

•	Our reliance on third-party contractors in performing the majority of our operations, which could make management of our drilling and production efforts inefficient or unprofitable;

•	Our ability to maintain our existing property leases and acquire rights on properties that we desire;

•	Changes in commodity prices for crude oil and natural gas;

•	Environmental risks from operations of our wells;

•	Our ability to compete successfully against larger, well-funded, established oil and gas companies;

•	Our ability to comply with the many regulations to which our business is subject; and

•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances.

For a more detailed discussion of some of the factors that may affect our business, results and prospects, see our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013, as well as various disclosures made by us in our other reports filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1                      CONSOLIDATED FINANCIAL STATEMENTS

Legend Oil and Gas Ltd.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$10,355	$12,989
Accounts receivable	324,790	302,502
Prepaid expenses	93,886	102,741
Total current assets	429,031	418,232

Deposits	5,427	6,078
Oil and gas property, plant and equipment
Proven property - net	5,040,607	5,278,426
Unproven property	8,255,092	8,426,997
Total oil and gas properties, net	13,295,699	13,705,423
Total assets	$13,730,157	$14,129,733

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,767,176	$1,389,908
Note payable to bank	3,559,986	3,702,279
Total current liabilities	5,327,162	5,092,187
Asset retirement obligations	1,635,845	1,654,032
Total liabilities	6,963,007	6,746,219

Contingently redeemable convertible preferred stock (100,000,000 shares authorized; $0.001 par value; 1,700,000 shares issued and outstanding; redemption $2.00 per share)	366,953	366,953
Contingently redeemable common stock	47,764,927	47,764,927
	48,131,880	48,131,880

Stockholders’ Equity (Deficit)

Common stock - 400,000,000 shares authorized; $0.001 par value; 78,220,271 and 77,220,271 shares issued and outstanding, respectively	78,220	77,220
Additional paid-in capital	(24,114,602)	(25,353,942)
Accumulated other comprehensive loss	19,331	152,634
Accumulated deficit	(17,347,679)	(15,624,278)
Total stockholders’ equity (deficit)	(41,364,730)	(40,748,366)
Total liabilities and stockholders’ equity (deficit)	$13,730,157	$14,129,733

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Oil and gas revenue	$523,323	$698,248

Costs and Expenses
General and administrative	1,547,336	1,011,607
Production expenses	351,345	428,518
Depletion, depreciation, and amortization	184,986	420,785
Impairment of oil and gas property	111,023	-
Accretion on asset retirement obligation	14,557	13,026
Total costs and expenses	2,209,247	1,873,935
Operating Loss	(1,685,924)	(1,175,688)

Other Income and Expense
Interest expense	(37,477)	(56,702)
Change in value of contingent consideration	-	43,424
Total other income and expense	(37,477)	(13,278)
Net loss	$(1,723,401)	$(1,188,965)
Basic and diluted weighted average shares outstanding	77,809,160	50,642,516

Basic and diluted net loss per share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Net loss	$(1,723,401)	$(1,188,965)
Other comprehensive loss
Foreign currency translation adjustment	(133,303)	150,521
Comprehensive loss	$(1,856,704)	$(1,038,444)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2011	50,582,516	$50,583	$7,691,161	$(42,438)	$(6,342,936)	$1,356,370
Common stock issued for services	1,160,000	1,160	151,340	-	-	152,500
Conversion of convertible preferred stock to common stock	600,000	600	128,913	-	-	129,513
Issuance of common stock to settle contingent consideration obligation	21,350,247	21,350	5,529,715	-	-	5,551,065
Reclassification to contingently redeemable common stock	-	-	(42,700,495)	-	-	(42,700,495)
Reclassification out of contingently redeemable common stock	-	-	2,040,600	-	-	2,040,600
Issuance of common stock to Lincoln Park Capital	3,527,508	3,527	418,473	-	-	422,000
Stock based compensation	-	-	1,386,351	-	-	1,386,351
Foreign currency translation	-	-	-	195,072	-	195,072
Net loss	-	-	-	-	(9,281,342))	(9,281,342)
Balance at December 31, 2012	77,220,271	77,220	(25,353,942)	152,634	(15,624,278)	(40,748,366)
Common stock issued for services	1,000,000	1,000	49,000	-	-	50,000
Stock based compensation	-	-	1,190,340	-	-	1,190,340
Foreign currency translation	-	-	-	(133,303)	-	(133,303)
Net Loss	-	-	-		(1,723,401)	(1,723,401)
Balance at March 31, 2013	78,220,271	$78,220	$(24,114,602)	$19,331	$(17,347,679)	$(41,364,730)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,723,401)	$(1,188,965)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	1,190,340	369,340
Accretion on asset retirement obligation	14,557	13,026
Issuance of common stock for services	50,000	60,000
Change in value of contingent consideration liability	-	(43,424)
Depletion, depreciation, amortization and impairment	296,009	420,785
Changes in operating assets and liabilities :
Accounts receivable	(27,788)	60,178
Prepaid expenses and other assets	8,538	15,927
Accounts payable	405,572	212,275
Net cash flows from operating activities	213,827	(80,858)
CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas properties development costs	(150,369)	(106,344)
Net cash flows from investing activities	(150,369)	(106,344)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on note payable to bank	(142,293)	263,155
Net cash flows from financing activities	(142,293)	263,155
Change in cash and cash equivalents before effect of exchange rate changes	(78,835)	75,953
Effect of exchange rate changes	76,201	(81,829)
Net change in cash and cash equivalents	(2,634)	(5,876)
Cash and cash equivalents, beginning of period	12,989	52,726
Cash and cash equivalents, end of period	$10,355	$46,850
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$37,477	$56,702

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF OPERATIONS

Description of Business

We are an oil and gas exploration, development and production company.  Our  oil and gas property interests are located in Western Canada (in Berwyn, Medicine River, Boundary Lake, and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia) and in the United States (in the Piqua region of the State of Kansas).

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

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of Legend Oil & Gas Ltd. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2012 has been omitted.  The results of operations for the three month periods ended March 31, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

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

Comprehensive Income

For operations outside of the U.S. that prepare financial statements in currencies other than U.S. dollars, we translate the financial statements into U.S. dollars.  Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical costs.  The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss).  Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at March 31, 2013 and December 31, 2012.

Liquidity

We have incurred net operating losses over the last two years, continuing through the first quarter of 2013. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of equity issuances and bank debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production. At March 31, 2013, we had cash and cash equivalents totaling approximately $10,000.

In October 2011, we established a revolving demand loan with National Bank of Canada (the “Bank”) through our wholly-owned subsidiary, Legend Canada. The credit facility currently has a maximum borrowing base of CA$3.5 million and is payable in full at any time upon demand.

The Company has a bridge demand loan with the Bank which is payable in monthly payments of CA$25,000 over 10 months, commencing December 24, 2012 with a final payment due September 24, 2013.

As of the date of this Report, we have an outstanding balance under the revolving demand loan with the Bank in the amount of approximately $3,445,050(CA$3,500,000) and approximately $123,035(CA$125,000) under the bridge demand loan. The Bank may demand repayment of all amounts owed by Legend Canada to it at any time. There is no assurance that any portion of this credit facility will be available to Legend Canada in the future.

We believe that the combination of revenue from our on-going operations, proceeds from potential future asset sales, and potential future equity or debt financing, provides us the ability to make our scheduled monthly bridge loan payments.  However, in the event we are unable to meet a bridge loan scheduled payment or the repayment of the revolving demand loan at any time upon demand by the Bank, we will be in default of our obligations to the Bank. The Bank has a first priority security interest in all of our assets and can exercise its rights and remedies against us as a secured creditor. Any such default by us or action by the Bank will have a material adverse effect on us and our business. If we are unable to negotiate favorably with the Bank, or if we are unable to secure additional financing, whether from equity, debt, or alternative funding sources, this could have a material adverse effect on us and we may be required to sell some or all of our properties, sell or merge our business, or file a petition for bankruptcy.

In addition, Wi2Wi, formerly International Sovereign Energy Corp. and the holders of our convertible preferred stock had “put” rights to require us to repurchase their shares at a price of $2.00 per share. On March 30, 2012, we received signed waivers from the holders of our convertible preferred stock of their put rights; however, these waivers were contingent on Wi2Wi also agreeing to waive its rights.  On May 1, 2013, Legend and Wi2Wi entered into a Settlement and Termination Agreement, of which a key component is the elimination of the put right.  In return for cancellation of the put right, Legend has agreed to settlement of certain claims amounting to CA $60,000 and agreement to file a Form S-1 to register the restricted shares previously issued to Wi2Wi in VWAP settlements.

We anticipate needing additional financing to fund our drilling and development plans in 2013.  We may seek financing from other sources, which may also include the sale of certain of our oil and gas properties.  Our ability to obtain financing or to sell our properties on favorable terms may be impaired by many factors outside of our control, including the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and other factors. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital.

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

Our financial statements the period ended March 31, 2013 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Full Cost Method of Accounting for Oil and Gas Properties

We have elected to utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs are capitalized into a cost center.  Our cost centers consist of the Canadian cost center and the United States cost center.

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

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center, in which case the gain or loss is recognized in income. In determining whether adjustments to capitalized costs result in a significant alteration, capitalized costs within the cost center are allocated between the reserves sold and reserves retained on the same basis used to compute amortization, unless there are substantial economic differences between the properties sold and those retained. When economic differences between properties sold and those retained exist, capitalized costs within the cost center are allocated on the basis of the relative fair values of the properties in determining whether adjustments to capitalized costs result in a significant alteration.

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties in each cost center are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  If the cost of oil and gas properties exceeds the ceiling, the excess is reflected as a non-cash impairment charge to earnings.  The impairment charge is permanent and not reversible in future periods, even though higher oil and gas prices in the future may subsequently and significantly increase the ceiling amount.  Impairment charges for the period ended March 31, 2013 were $111,023 ($0 for period ended March 31, 2012).

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

Oil and Gas Revenue Recognition

Revenue from production on properties in which we share an economic interest with other owners is recognized on the basis of our interest. Revenues are reported on a gross basis for the amounts received before taking into account production taxes, royalties, and transportation costs, which are reported as production expenses. Revenue is recorded and receivables accrued using the sales method of accounting. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. The volume sold may differ from the volumes we are entitled to, based on our individual interest in the property. We utilize a third-party marketer to sell oil and gas production in the open market. As a result of the requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 45 days following the month of production. Therefore, we may make accruals for revenues and accounts receivable based on estimates of our share of production. Since the settlement process may take 30 to 60 days following the month of actual production, our financial results may include estimates of production and revenues for the related time period. We will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized.

Stock-based compensation

We measure compensation cost for stock-based awards at fair value and recognize it as compensation expense over the service period for awards expected to vest.  Stock-based compensation expense is also recognized upon cancellation of awards that were initially expected to vest.  Compensation cost (a non-cash expense) is recorded as a component of general and administrative expenses in the consolidated statements of operations, net of an estimated forfeiture rate, and amounted to $1,190,340 and $369,340 for the periods ended March 31, 2013 and 2012.

Earnings (Loss) Per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period, including contingently redeemable common stock. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding.  Potentially dilutive common shares include warrants to purchase shares of common stock (4,150,000 shares for both 2013 and 2012), options to purchase shares of common stock (nil shares for 2013 and 2,800,000 shares for 2012), and preferred stock convertible into shares of common stock (1,700,000 shares for both 2013 and 2012).  During the periods ended March 31, 2013 and 2012 potentially dilutive common shares were not included in the computation of diluted loss per shares as to do so would be anti-dilutive.

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

Our financial instruments include cash and cash equivalents, trade receivables, trade payables, and the note payable to bank, all of which are considered to be representative of their fair market value, due to the short-term and highly liquid nature of these instruments.

As discussed in Note 4, we have incurred asset retirement obligations, the value of which was determined using unobservable pricing inputs (or Level 3 inputs). We use the income valuation technique to estimate the fair value of the obligation using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, and timing of settlement.

NOTE 3 - OIL AND GAS PROPERTIES

The amount of capitalized costs related to oil and gas property and the amount of related accumulated depletion, depreciation, and amortization are as follows:

	March 31, 2013	December 31, 2012
Proven property, net of impairment	$6,750,666	$6,833,463
Accumulated depletion, depreciation, and amortization	(1,710,059)	(1,555,037)
	5,040,607	5,278,426
Unproven property	8,255,092	8,426,997
	$13,295,699	$13,705,423

NOTE 4 – ASSET RETIREMENT OBLIGATION

The following table reconciles the value of the asset retirement obligation for the periods ended March 31, 2013 and March 31, 2012:

	March 31, 2013	March 31, 2012
Opening balance, January 1	$1,654,032	$1,601,423
Foreign currency translation adjustment	(32,744)	25,932
Accretion expense	14,557	13,026
Ending balance, March 31	$1,635,845	$1,640,381

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On October 21, 2011, we issued 3,552,516 common shares to Wi2Wi in connection with our acquisition of the Canadian oil and gas properties.  On May 17, 2012, we also issued 21,350,247 shares of restricted common stock to Wi2Wi in order to settle the contingent consideration obligation from the acquisition.  Wi2Wi has a put right to require us to repurchase such shares for a price of $2.00 per share.  Because the event that may trigger redemption of the shares of common stock issued to Wi2Wi is not solely within our control, the aggregate redemption value of the common stock is presented as mezzanine equity in the consolidated financial statements rather than as permanent equity.  Wi2Wi notified us that they disposed of 1,020,300 of their common shares, and as such the aggregate redemption value of Wi2Wi’s remaining 23,882,463 shares of common stock reported on the consolidated balance sheet at March 31, 2013 and December 31, 2012 amounts to $47,764,927.

On May 1, 2013, Legend and Wi2Wi entered into a Settlement and Termination Agreement, of which a key component is the elimination of the put right.  For accounting purposes, the carrying amount of the contingently redeemable common stock will be transferred to additional paid-in capital in the consolidated financial statements on the effective date of the Agreement which was May 1, 2013.

On May 22, 2012, the Company commenced a Purchase Agreement with Lincoln Park Capital to sell up to $10.2 million in common stock during a term of three years.  In consideration for entering into the Purchase Agreement, the Company issued 723,592 shares of common stock to Lincoln Park as an initial commitment fee.  Up to 1,072,183 of additional shares of common stock may be issued on a pro rata basis to Lincoln Park as an additional commitment fee as Lincoln Park purchases additional shares of common stock.  During 2012, we issued 3,527,508 shares of common stock to Lincoln Park and received a total of $422,000 in proceeds.  Future sales of common stock to Lincoln Park Capital are subject to the minimum $0.10 floor price specified in the Purchase Agreement whereby the Company is prohibited from making sales of common stock to Lincoln Park Capital if the market price of the Company’s common stock is below $0.10.

On February 2, 2013, we issued 1,000,000 shares of common stock with a fair value of $50,000 to a consultant in exchange for a twelve month contract of services.

Convertible Preferred Stock

The convertible preferred stock is convertible into one share of restricted common stock, subject to customary adjustment for stock splits or similar events.  The holders of shares of convertible preferred stock have a put right to require us to repurchase such shares for a price of $2.00 per share.  Because the event that may trigger redemption of the convertible preferred stock is not solely within our control, the amount allocated to the convertible redeemable preferred stock at the time of issuance, adjusted for subsequent conversions, amounting to $366,953 is presented as mezzanine equity in the consolidated financial statements rather than as permanent equity.  As of March 31, 2013 and December 31, 2012, no adjustment to the carrying value of the convertible preferred stock to its redemption value was necessary as it was not considered probable that the convertible preferred stock would become redeemable.

On March 26, 2012 the holders of convertible preferred stock agreed to waive their put option.  The waivers by the preferred stockholders are conditional on a similar waiver by Wi2Wi.  In connection with the waiver by the holders of the convertible preferred stock, the Company agreed to issue 2,772,728 shares of common stock to the convertible preferred stock holders as consideration for the waivers and only following a similar waiver by Wi2Wi.  No such shares have been issued to date.  The Company expects settlement with the convertible preferred stock holders in the second quarter of 2013.

Warrants

The following table summarizes outstanding warrants to purchase shares of our common stock as of December 31, 2012 and March 31, 2013:

	Shares of Common Stock Issuable from Warrants Outstanding as of
	March 31,	December 31,	Exercise
Date of Issue	2013	2012	Price	Expiration
October 2010	1,300,000	1,300,000	$0.50	October 2013
February 2011	300,000	300,000	$0.50	February 2014
April 2011	250,000	250,000	$1.00	April 2014
August 2011	2,300,000	2,300,000	$2.00	August 2014

	4,150,000	4,150,000

As of March 31, 2013, none of the outstanding warrants had been exercised.

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

On February 8, 2013, all outstanding options to purchase common stock (2,800,000) were cancelled, and the remaining compensation expense amounting to $1,190,340 was accelerated and recognized during the period ended March 31, 2013.  This is a non-cash expense with no impact on total consolidated stockholders’ equity.

NOTE 6 – NOTE PAYABLE TO BANK

Under a series of agreements with National Bank of Canada (the “Bank”), as of March 31, 2013, we had a revolving credit facility with a maximum borrowing base of $3,445,050 (CA$3,500,000) through our wholly-owned subsidiary, Legend Canada.  Outstanding principal under the loan bears interest at a rate equal to the Bank’s prime rate of interest (currently 3%) plus 1%.  We are obligated to pay a monthly fee of 0.25% of any undrawn portion of the credit facility. The borrowings under the credit facility is payable upon demand at any time.  Borrowings under the agreements are collateralized by a Fixed and Floating Charge Demand Debenture (the “Debenture”) to the Bank in the face amount of CA$25 million, to secure payment of all debts and liabilities owed by Legend Canada to the Bank. The interest rate on amounts drawn under the Debenture, as well as interest that is past due, is the prime rate, plus 7% per annum. As further collateral, Legend Canada also executed an Assignment of Book Debts on October 19, 2011, that grants, transfers and assigns to the Bank a continuing and specific security interest in specific collateral of Legend Canada, including all debts, proceeds, accounts, claims, money and chooses in action which currently or in the future are owing to Legend Canada.  Under the agreements, we must maintain a working capital ratio, exclusive of bank indebtedness, of at least 1 to 1. For purposes of this calculation, the undrawn availability under the revolving credit facility is added to current assets.  We remain in violation of this debt covenant at March 31, 2013.  The revolving credit facility is subject to review by the Bank at future dates as determined by the Bank, and the Bank may increase or lower the maximum borrowing base subject to their review.  Our next scheduled review is June 1, 2013.

We also have a bridge demand loan in place through Legend Canada that was fully drawn on March 31, 2013 for $147,645 (CA$150,000).  This bridge facility bears interest at a rate equal to the Bank’s prime rate plus 2% (resulting in a rate of 5% as of March 31, 2013).  The bridge facility is payable in monthly payments of CA$25,000 over 10 months, commencing December 24, 2012 and final payment due September 24, 2013.

As of March 31, 2013 there was $3,559,986 (CA$3,616,769) in total indebtedness with the Bank outstanding on a combination of the revolving credit facility and bridge facility.

NOTE 7 – SUBSEQUENT EVENT

On May 1, 2013, Legend and Wi2Wi, formerly International Sovereign, entered into a Settlement and Termination Agreement, of which a key component is the elimination of the put right.  In return for cancellation of the put right, Legend has agreed to settlement of certain claims amounting to CA $60,000 and agreement to file a Form S-1 to register the restricted shares previously issued to Wi2Wi in VWAP settlements.  The CA$60,000 is repayable with interest at 6% and is due on the earlier of (a) upon closing of a debt or equity financing or, (b) June 30, 2013.

On April 5, 2013, 500,000 common shares were issued to Carter Terry and Associates, and their related agents, in exchange for future investment banking services.

On May 2, 2013, 160,000 common shares were issued to C4 Capital Markets Inc and 40,000 shares were issued to Merriman Capital Inc., in exchange for future investment banking services.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes.  We incorporate by reference into this Report our audited consolidated financial statements for the years ended December 31, 2012 and 2011.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “Forward Looking Statements,” and elsewhere in this Report.

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

Overview of Business

We are an oil and gas exploration, development and production company.  Our  oil and gas property interests are located in Western Canada (in Berwyn, Medicine River, Boundary Lake, and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia) and in the United States (in the Piqua region of the State of Kansas).

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

On October 20, 2011, our wholly-owned subsidiary, Legend Canada completed the acquisition of the majority of the petroleum and natural gas leases, lands and facilities held by Wi2Wi, formerly International Sovereign. The assets acquired consisted of substantially all of Wi2W’s assets, including interests in producing oil and gas leasehold properties in Western Canada that have been maintained through the drilling of internally generated low to medium risk exploration and development sites. The principal natural gas leasehold properties are located in Medicine River and Berwyn in Alberta, and Clarke Lake in British Columbia. The assets also include an interest in a light oil property in Inga in British Columbia.

Our Company was incorporated under the laws of the State of Colorado on November 27, 2000 under the name “SIN Holdings, Inc.” On November 29, 2010, we changed our name to Legend Oil and Gas, Ltd. Our only subsidiary is Legend Canada, which was formed in Alberta, Canada on July 28, 2011 to acquire the Wi2Wi assets. Neither we nor Legend Canada are reporting issuers in any province of Canada.

Results of Operations

The following is a discussion of our consolidated results of operations, financial condition and capital resources.  You should read this discussion in conjunction with our Consolidated Financial Statements and the Notes thereto contained elsewhere in this Form 10-Q.  Comparative results of operations for the periods indicated are discussed below.

The following table sets forth certain of our oil and gas operating information for the three months ended March 31, 2013, and March 31, 2012, respectively.

	Three Months Ended March 31,
	2013	2012	Change	% Change
Production Data :
Oil production (bbl)	5,226	5,827	(601)	(10.3)
Average daily oil production (bbl/d)	57	64	(7)	(10.9)
Natural gas production (mcf)	56,561	92,438	(35,877)	(38.8)
Average daily natural gas production (mcf/d)	622	1,016	(394)	(38.0)
Natural gas liquids production (bbl)	540	421	119	28.3
Average daily natural gas liquids production (bbl/d)	6	5	1	20.0
Total BOE	15,193	21,655	(6,462)	(29.8)
Total BOE/d	167	238	(71)	(29.8)

Revenue Data :
Oil revenue ($)	336,000	508,000	(172,000)	(33.9)
Average realized oil sales price ($/bbl)	64.34	86.67	(22.33)	(25.8)
Gas revenue ($)	165,000	162,000	3,000	1.9
Average realized gas sales price ($/mcf)	2.91	1.75	1.16	66.3
Natural gas liquids revenue ($)	22,000	28,000	(6,000)	(21.4)
Average realized natural gas liquids price ($/bbl)	39.58	67.48	(27.90)	(41.3)
Operating expenses :
Production expenses	351,000	428,000	(77,000)	(18.0)
Average production expenses ($/boe)	23.10	16.37	6.73	41.1

Operating Margin ($/boe)	11.32	12.46	(1.14)	(9.1)

Depreciation, depletion, and amortization	185,000	421,000	(236,000)	(56.1)

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

Production and Revenue

Revenues

	Three Months Ended March 31,
	2013	2012	Change	Percent Change
Product revenues:
Crude oil sales	$336,000	$508,000	$(172,000)	(33.9)%
Natural gas sales	165,000	162,000	3,000	1.9%
Natural gas liquids sales	22,000	28,000	(6,000)	(21.4)%

Product revenues	$523,000	$698,000	$(175,000)	(25.1)%

The decrease in the price of oil received in Canada was the main driver for the lower oil revenues, in combination with slightly lower volumes due to the asset sales in Canada that occurred during the third quarter of 2012.  Gas revenues were relatively flat, with the lower production volumes in Canada being offset by considerably higher pricing in 2013.  Liquids revenues were also flat from 2012, with higher volumes being offset by lower pricing in the liquids markets.

Production

	Three Months Ended March 31,
	2013	2012	Change	Percent Change
Sales Volume :
Crude Oil(bbl)	5,226	5,827	(601)	(10.3)%
Natural Gas(mcf)	56,561	92,438	(35,877)	(38.8)%
Natural Gas Liquids(bbl)	540	421	119	28.3
Total BOE	15,193	21,655	(6,462)	(29.8)%

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

The decrease in oil volumes is largely due to the asset sales in Canada in third quarter of 2012.  Natural gas volume decreases were due to asset sales, as well lower production in key areas in Canada such as Berwyn.  The increase in liquids is reflective of higher production from the liquid rich production in Canada.

Commodity Prices Realized

	Three Months Ended March 31,
	2013	2012	Change	Percent Change
Sales Price :
Crude Oil($/bbl)	64.34	86.67	(22.33)	(25.8)%
Natural Gas($/mcf)	2.91	1.75	1.16	66.3%
Natural Gas Liquids($/bbl)	39.58	67.48	(27.9)	(41.3)%

The average price per barrel during the first quarter of 2013 was $64.34, down from $86.67 in the first quarter of 2012, respectively, which mirrors the Canadian oil pricing environment and lowering differentials. The natural gas prices reflect the considerably stronger gas price environment in 2013 in Canada.  Liquids pricing is linked to the oil pricing environment, which leads to the decrease in liquids prices.  The prices we receive for our oil and natural gas production are determined by the market and heavily influence our revenue, profitability, access to capital and future rate of growth.

Lease Operating Expenses

Operating expenses decreased on an absolute basis to $351,000 in the first quarter of 2013 from $428,000 in the first quarter of 2012, linked to the lower production base.  However, on a per barrel basis, the operating expense increased from $16.37/boe in the first quarter of 2012 to $23.10/boe in the corresponding period of 2013, due to the fixed expenses being distributed over the lower production base.  Lease operating expenses consist of day-to-day operational expenses for production of oil and maintenance and repair expenses for the wells and property.

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses increased to $1,547,000 for the first quarter of 2013, as compared to $1,012,000 for the same period in 2012, a $535,000 increase. The period-to-period increase is largely due to the non-cash stock based compensation expense due to the cancellation of the stock options in Q1 of 2013.  The stock based expense had no impact on total consolidated stockholders’ equity.  This increased stock based compensation is offset by lower professional fees, salaries and office expenses due to an increased focus on reducing costs and streamlining operations.

	Three months ended March 31,
	2013	2012	$ Change	% Change
General and administrative expenses
Professional Fees	$100,000	$254,000	$(154,000)	(60.6)%
Salaries and benefits	178,000	235,000	(57,000)	(24.3)%
Office and administration	79,000	154,000	(75,000)	(48.7)%
Stock based compensation	1,190,000	369,000	821,000	222.5
Total	$1,547,000	$1,012,000	$535,000	52.9%

Stock based compensation is a significant item in the general and administrative, and the amount in the first quarter of 2013 reflects the full amortization of the fair value of options granted in 2011and 2012.   Disclosure of these stock based compensation transactions can be found in Note 5 to the Notes to Consolidated Financial Statements for the period ended March 31, 2013.

Depletion, depreciation, amortization and impairment

The Company incurred $185,000 for depreciation, depletion, amortization for the three months ended March 31, 2013 ($421,000 in first quarter 2012), reflective of the lower production levels of the company.  The Company also incurred $111,000 in non-cash impairment charges for the first quarter of 2013 ($0 in first quarter of 2012).

Accretion expense

For the three months ended March 31, 2013 the company had accretion expense of $15,000 ($13,000 in first quarter 2012) related to the Company’s asset retirement obligations.

Interest expense

Interest expense was $37,000 for the three months ended March 31, 2013($57,000 in first quarter 2012).  The decrease in interest expenses is due to the reduction of the revolving bank line in Canada.

Net loss

The Company recorded a net loss of $1,723,000  in first three months of 2013, as compared to the net loss of $1,189,000 in the corresponding period in 2012.  The increase in the loss is mainly due to the acceleration of stock based compensation, along with the impacts of lower production impact on revenues and expenses.

Liquidity and Capital Resources

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through the first quarter of 2013. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of equity issuances and bank debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production. At March 31, 2013, we had cash and cash equivalents totaling approximately $10,000.

In October 2011, we established a revolving demand loan with National Bank of Canada (the “Bank”) through our wholly-owned subsidiary, Legend Canada. The credit facility currently has a maximum borrowing base of CA$3.5 million and is payable in full at any time upon demand.

The Company has a bridge demand loan with the Bank which is payable in monthly payments of CA$25,000 over 10 months, commencing December 24, 2012 with a final payment due September 24, 2013.

As of the date of this Report, we have an outstanding balance under the revolving demand loan with the Bank in the amount of approximately $3,445,050(CA$3,500,000) and approximately $123,035(CA$125,000) under the bridge demand loan. The Bank may demand repayment of all amounts owed by Legend Canada to it at any time. There is no assurance that any portion of this credit facility will be available to Legend Canada in the future.

We believe that the combination of revenue from our on-going operations, proceeds from potential future asset sales, and potential future equity or debt financing, provides us the ability to make our scheduled monthly bridge loan payments.  However, in the event we are unable to meet a bridge loan scheduled payment or the repayment of the revolving demand loan at any time upon demand by the Bank, we will be in default of our obligations to the Bank. The Bank has a first priority security interest in all of our assets and can exercise its rights and remedies against us as a secured creditor. Any such default by us or action by the Bank will have a material adverse effect on us and our business. If we are unable to negotiate favorably with the Bank, or if we are unable to secure additional financing, whether from equity, debt, or alternative funding sources, this could have a material adverse effect on us and we may be required to sell some or all of our properties, sell or merge our business, or file a petition for bankruptcy.

In addition, Wi2Wi, formerly International Sovereign Energy Corp. and the holders of our convertible preferred stock had “put” rights to require us to repurchase their shares at a price of $2.00 per share. On March 30, 2012, we received signed waivers from the holders of our convertible preferred stock of their put rights; however, these waivers were contingent on Wi2Wi also agreeing to waive its rights.  On May 1, 2013, Legend and Wi2Wi entered into a Settlement and Termination Agreement, of which a key component is the elimination of the put right.  In return for cancellation of the put right, Legend has agreed to settlement of certain claims amounting to CA $60,000 and agreement to file a Form S-1 to register the restricted shares previously issued to Wi2Wi in VWAP settlements.

We anticipate needing additional financing to fund our drilling and development plans in 2013.  We may seek financing from other sources, which may also include the sale of certain of our oil and gas properties.  Our ability to obtain financing or to sell our properties on favorable terms may be impaired by many factors outside of our control, including the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and other factors. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital.

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

The following table summarizes our cash flows for the year ended March 31, 2013 and March 31, 2012, respectively:

	For the Three Months Ended March 31,
	2013	2012
Net cash provided by (used) in operating activities	$214,000	$(81,000)
Net cash used in investing activities	(150,000)	(106,000)
Net cash provided (used) by financing activities	(142,000)	263,000
Net increase (decrease) in cash during period	$(78,000)	$76,000

Cash from Operating Activities

Cash provided by operating activities was $214,000 for the three months ended March 31, 2013, as compared to cash used by operating activities of $81,000 in the three months ended March 31, 2012. The increase in cash provided is due to the lower operating and administrative costs of the Company.

Cash from Investing Activities

Cash used for investing activities for the three months ended March 31, 2013 was $150,000 as compared to $106,000 during the three months ended March 31, 2012.  The increase is due to the Company spending much of the first quarter of 2012 integrating the Wi2Wi assets, whereas in the first quarter of 2013 the Company was doing some recompletion work in Canada that led to capital costs incurred.

Cash from Financing Activities

Total net cash provided by financing activities was $263,000 for the three months ended March 31, 2012, entirely drawn from the Company bank lines. Total net cash used by financing activities in the three months ended March 31, 2013 was 142,000 which was largely repayment of bank debt.

Credit Facility

At March 31, 2013, our revolving bank facility was CA$3,500,000.  This revolving facility is payable on demand at anytime by the bank.  We also have a bridge demand loan in place through Legend Canada that was fully drawn on March 31, 2013 for $147,645 (CA$150,000). Our total credit facilities through National Bank were CA$3,650,000 and were drawn to CA$3,616,000 at March 31, 2013.

Planned Capital Expenditures

As funds allow, we plan to resume our drilling program on the Kansas properties.  Based on the encouraging results from this 2011and 2012 drilling activity, we will execute a development program in the Kansas property.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

LEGEND OIL AND GAS, LTD.

Dated: May 15, 2013	By:	/s/ Marshall Diamond-Goldberg
Marshall Diamond-Goldberg
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2013	By:	/s/ James Vandeberg
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