Form 10-Q
period 2013-06-30
Legend Oil & Gas, Ltd.
filed 2013-08-14
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 7, 2013, the registrant had 97,443,271 shares of its common stock, par value $0.001 per share, issued and outstanding.

LEGEND OIL AND GAS, LTD.
FORM 10-Q
For the Quarterly Period ended June 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1           CONSOLIDATED FINANCIAL STATEMENTS

Legend Oil and Gas Ltd.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$16,015	$12,989
Accounts receivable	386,505	302,502
Prepaid expenses	67,455	102,741
Total current assets	469,975	418,232

Deposits	3,740	6,078
Oil and gas property, plant and equipment
Proven property - net	4,718,437	5,278,426
Unproven property	7,974,265	8,426,997
Total oil and gas properties, net	12,692,702	13,705,423
Total assets	$13,166,417	$14,129,733

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,906,730	$1,389,908
Short term note payable, net	12,771	-
Note payable to bank	3,419,924	3,702,279
Total current liabilities	5,339,425	5,092,187
Asset retirement obligations	1,596,776	1,654,032
Total liabilities	6,936,201	6,746,219

Contingently redeemable convertible preferred stock (100,000,000 shares authorized; $0.001 par value; zero and 1,700,000 shares issued and outstanding, respectively; redemption $2.00 per share)	-	366,953
Contingently redeemable common stock	-	47,764,927
	-	48,131,880

Stockholders’ Equity (Deficit)

Common stock - 400,000,000 shares authorized; $0.001 par value; 94,443,271 and 77,220,271 shares issued and outstanding respectively	94,443	77,220
Additional paid-in capital	24,802,014	(25,353,942)
Accumulated other comprehensive loss	(180,303)	152,634
Accumulated deficit	(18,485,938)	(15,624,278)
Total stockholders’ equity (deficit)	6,230,216	(40,748,366)
Total liabilities and stockholders’ equity (deficit)	$13,166,417	$14,129,733

The accompanying notes are an integral part of these consolidated financial statements

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Oil and gas revenue	$627,449	$588,016	$1,150,773	$1,286,264

Costs and Expenses
General and administrative	392,515	911,875	1,939,851	1,923,481
Production expenses	411,327	422,559	762,672	851,077
Depletion, depreciation, and amortization	167,695	381,799	352,682	802,584
Impairment on oil and gas assets	38,961	-	149,983	-
Accretion on asset retirement obligation	14,342	12,914	28,899	25,940
Total costs and expenses	1,024,840	1,729,147	3,234,087	3,603,082
Operating Loss	(397,391)	(1,141,131)	(2,083,314)	(2,316,818)

Other Income and Expense
Interest expense	(49,719)	(57,381)	(87,196)	(114,083)
Change in value of contingent consideration	( -)	(4,189,836)	( -)	(4,146,412)
Total other income and expense	(49,719)	(4,247,217)	(87,196)	(4,260,495)

Net loss	(447,110)	(5,388,348)	(2,170,510)	(6,577,313)
Preferred stock dividends	(691,150)	-	(691,150)	-
Net loss applicable to common stock	$(1,138,260)	$(5,388,348)	$(2,861,660)	$(6,577,313)

Basic and diluted weighted average shares outstanding	81,348,774	61,791,272	81,144,354	56,216,894

Basic and diluted net loss per common share	$(0.01)	$(0.09)	$(0.04)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net loss	$(447,110)	$(5,388,348)	$(2,170,510)	$(6,577,313)
Other comprehensive loss
Foreign currency translation adjustment	(199,636)	(141,878)	(332,937)	8,643
Comprehensive loss	$(646,746)	$(5,530,226)	$(2,503,447)	$(6,568,670)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance at December 31, 2011	50,582,516	$50,583	$7,691,161	$(42,438)	$(6,342,936)	$1,356,370
Common stock issued for services	1,160,000	1,160	151,340	-	-	152,500
Conversion of convertible preferred stock to common stock	600,000	600	128,913	-	-	129,513
Issuance of common stock to settle contingent consideration obligation	21,350,247	21,350	5,529,715	-	-	5,551,065
Reclassification to contingently redeemable common stock	-	-	(42,700,495)	-	-	(42,700,495)
Reclassification out of contingently redeemable common stock	-	-	2,040,600	-	-	2,040,600
Issuance of common stock to Lincoln Park Capital	3,527,508	3,527	418,473	-	-	422,000
Stock based compensation	-	-	1,386,351	-	-	1,386,351
Foreign currency translation	-	-	-	195,072	-	195,072
Net loss	-	-	-	-	(9,281,342)	(9,281,342)
Balance at December 31, 2012	77,220,271	77,220	(25,353,942)	152,634	(15,624,278)	(40,748,366)
Common stock issued for services	1,700,000	1,700	83,300	-	-	85,000
Stock based compensation	-	-	1,190,340	-	-	1,190,340
Foreign currency translation	-	-	-	(332,937)	-	(332,937)
Discount on short term note payable	-	-	74,810	-	-	74,810
Conversion of convertible preferred stock to common stock	1,700,000	1,700	365,253	-	-	366,953
Dividends on preferred stock	13,823,000	13,823	677,327	-	(691,150)	-
Reclassification out of contingently redeemable common stock	-	-	47,764,926	-	-	47,764,926
Net loss	-	-	-	-	(2,170,510)	(2,170,510)
Balance at June 30, 2013	94,443,271	$94,443	$24,802,014	$(180,303)	$(18,485,938)	$6,230,216

The accompanying notes are an integral part of these consolidated financial statements

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,170,510)	$(6,577,313)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	1,190,340	708,343
Amortization of discounts on notes payable	12,581	-
Accretion on asset retirement obligation	28,899	25,940
Issuance of common stock for services	85,000	60,000
Change in value of contingent consideration liability	-	4,146,412
Depletion, depreciation, amortization and impairment	505,254	802,584
Changes in operating assets and liabilities:
Accounts receivable	(101,406)	59,963
Prepaid expenses and other assets	36,062	2,934
Accounts payable	601,955	603,602
Net cash flows from operating activities	188,175	(167,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas property development costs	(171,776)	(142,438)
Net cash flows from investing activities	(171,776)	(142,438)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock and warrants	-	90,000
Proceeds from notes payable	75,000	-
Proceeds (payments on) note payable to bank	(282,355)	229,548
Net cash flows from financing activities	(207,355)	319,548
Change in cash and cash equivalents before effect of exchange rate changes	(190,956)	9,575
Effect of exchange rate changes	193,982	9,388
Net change in cash and cash equivalents	3,026	18,963

Cash and cash equivalents, beginning of period	12,989	52,726
Cash and cash equivalents, end of period	$16,015	$71,689
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$87,196	$109,333

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock subscription receivable	$-	$100,000
Common stock issued under purchase agreement	$-	$208,311
Common stock issued for contingent consideration	$-	$5,550,471
Common stock classified as contingently redeemable	$-	$(42,700,495)
Conversion of convertible preferred stock to common stock	$366,953	$129,513
Common stock reclassified from contingently redeemable	$47,764,926	$-
Preferred stock dividend	$691,150	$-
Discount on short term note payable	$74,810	$-

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

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of Legend Oil & Gas Ltd. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2012 has been omitted.  The results of operations for the period ended June 30, 2013 are not necessary indicative of results for the entire year ending December 31, 2013.

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

Comprehensive Income

For operations outside of the U.S. that prepare financial statements in currencies other than U.S. dollars, we translate the financial statements into U.S. dollars.  Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical costs.  The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss).  Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at June 30, 2013 and December 31, 2012.

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through 2013. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of equity issuances and borrowing under loan agreements and to a lesser extent by operating cash flows, to execute on our business plan for the acquisition, exploration, development and production of oil and gas reserves. At June 30, 2013, we had cash and cash equivalents totalling approximately $16,000.

In October 2011, we established a revolving demand loan with National Bank of Canada (the “Bank”) through our wholly-owned subsidiary, Legend Canada. The credit facility currently has a maximum borrowing base of CA$3.5 million and is payable in full at any time upon demand.

At June 30, 2013, the Company also had a bridge demand loan with the Bank that had commenced in December 2012.  The balance of the bridge demand loan at June 30, 2013 was $118,850 (CA$125,000).  In the most recent revision of the bridge demand loan agreement, it was contemplated that the final payment would be due September 24, 2013.  However, the Company and the Bank reached agreement in July 2013, in conjunction with the Company’s agreement with Hillair Capital Investments to obtain funding under a Secured Convertible Debenture, whereby the Company repaid the bridge demand loan.

Wi2Wi, formerly International Sovereign Energy Corp., and the holders of our convertible preferred stock had “put” rights to require us to repurchase their shares at a price of $2.00 per share.  On May 1, 2013, the Company and Wi2Wi entered into a Settlement and Termination Agreement, of which a key component is the elimination of the put right associated with all of the common stock held by Wi2Wi.  On May 28, 2013, all of the Company’s preferred shareholders converted their preferred stock to common stock and the Company issued additional shares of common stock to the preferred shareholders as consideration for forfeiting their put rights.  As of June 30, 2013, the Company has no capital stock issued and outstanding with put rights.

During April, May, and June 2013, the Company received advances totaling $75,000 under a note payable agreement with a third party that provides for total borrowing of $300,000.

On July 10, 2013, the Company received $900,000 from issuing an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair Capital Investments, L.P. in the amount of $1,008,000, convertible at a rate of $0.0561, and payable on or before December 1, 2014.

As of the date that these financial statements were issued, we have an outstanding balance under the revolving demand loan with the Bank in the amount of approximately $3,327,800 (CA$3,500,000).  The Bank may demand repayment of all amounts owed to it at any time.  There is no assurance that any portion of this credit facility will be available in the future.

We believe that the combination of revenue from our on-going operations, proceeds from potential future asset sales, and potential future equity or debt financing, provides us the ability to repay the revolving demand loan.  However, in the event we are unable to repay the revolving demand loan at any time upon demand by the Bank, we will be in default of our obligations to the Bank.  The Bank has a first priority security interest in all of our assets and can exercise its rights and remedies against us as a secured creditor.  Any such default by us or action by the Bank will have a material adverse effect on us and our business. If we are unable to negotiate favorably with the Bank, or if we are unable to secure additional financing, whether from equity, debt, or alternative funding sources, this could have a material adverse effect on us and we may be required to sell some or all of our properties, sell or merge our business, or file a petition for bankruptcy.

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

Any new debt or equity financing arrangements may not be available to us, or may be available only on unfavorable terms. Additionally, these alternatives could be highly dilutive to our existing shareholders, and may not provide us with sufficient funds to meet our long-term capital requirements. We have and may continue to incur substantial costs in the future in connection with raising capital to fund our business, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition. If the amount of capital we are able to raise from financing activities, together with our cash flow from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans, and we may be required to sell some or all of our properties (which could be on unfavorable terms), seek joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, cease our operations, sell or merge our business, or file a petition for bankruptcy.

The uncertainties relating to our ability to repay our revolving demand loan and to successfully execute our business plan, combined with the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties in each cost center are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  If the cost of oil and gas properties exceeds the ceiling, the excess is reflected as a non-cash impairment charge to earnings.  The impairment charge is permanent and not reversible in future periods, even though higher oil and gas prices in the future may subsequently and significantly increase the ceiling amount.  Impairment charges for the three month and six month periods  ended June 30, 2013 were $38,961and $149,983, respectively.  There were no impairment charges during the three and six month periods ended June 30, 2012.

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

Stock-based compensation

We measure compensation cost for stock-based payment awards at fair value and recognizes it as compensation expense over the service period for awards expected to vest.  Compensation cost is recorded as a component of general and administrative expenses in the consolidated statements of operations, net of an estimated forfeiture rate, and amounted to $1,190,340 and $708,343 for the periods ended June 30, 2013 and 2012, respectively.

Net Loss Per Common Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period, including contingently redeemable common stock. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding.  Potentially dilutive common shares include warrants to purchase shares of common stock (4,150,000 shares for both 2013 and 2012), notes payable convertible into common stock (3,300,000 for 2013 and nil shares for 2012), options to purchase shares of common stock (nil shares for 2013 and 2,800,000 shares for 2012), and preferred stock convertible into shares of common stock (nil shares for 2013 and 1,700,000 for 2012).  During the periods ended June 30, 2013 and 2012 potentially dilutive common shares were not included in the computation of diluted loss per shares as to do so would be anti-dilutive.

Income Taxes

We recognize income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns.  A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities.  Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.  A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized.  We established a valuation allowance for the full amount of the net deferred tax asset during the periods presented.  Should they occur, our policy is to classify interest and penalties related to tax positions as interest expense.  Since our inception, no such interest or penalties have been incurred.  We are no longer subject to federal examination for years before 2009.

Fair value of financial instruments

The carrying value of cash and cash equivalents approximate their fair value (determined based on level 1 inputs in the fair value hierarchy) based on the short-term nature of these financial instruments.  The carrying values of notes payable approximate their fair value (determined based on level 3 inputs in the fair value hierarchy) because interest rates of notes payable approximate market interest rates.

NOTE 3 – OIL AND GAS PROPERTIES
The amount of capitalized costs related to oil and gas property and the amount of related accumulated depletion, depreciation, and amortization are as follows:

	June 30, 2013	December 31, 2012
Proven property, net of impairment	$6,540,558	$6,833,463
Accumulated depletion, depreciation, and amortization	(1,822,121)	(1,555,037)
	4,718,437	5,278,426
Unproven property	7,974,265	8,426,997
	$12,692,702	$13,705,423

NOTE 4 – ASSET RETIREMENT OBLIGATION

The following table reconciles the value of the asset retirement obligation for the periods ended June 30, 2013 and June 30, 2012 :

	June 30, 2013	June 30, 2012
Opening balance, January 1	$1,654,032	$1,601,423
Foreign currency translation adjustment	(86,155)	(2,003)
Accretion expense	28,899	25,940
Ending balance, June 30	$1,596,776	$1,625,360

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

On May 1, 2013, Legend and Wi2Wi entered into a Settlement and Termination Agreement, of which a key component is the elimination of the put right.  For accounting purposes, the carrying amount of the contingently redeemable common stock amounting to $47,764,926 was transferred to additional paid-in capital in the consolidated financial statements on the effective date of the Agreement which was May 1, 2013. In related matters, on March 26, 2012 the holders of convertible preferred stock agreed to waive their put option with the condition that Wi2Wi also waive their put option.  As a result of the Agreement with Wi2Wi and the election to convert to common stock by preferred shareholders, on June 20, 2013, the Company issued 1,700,000 shares of common stock related to the 1:1 conversion of the preferred stock to common stock, and 13,823,000 shares of common stock as consideration for forfeiting their put rights.  The fair value of the consideration shares determined from the closing price of the shares on the date transferred amounting to $691,150 was recorded as a dividend to the preferred stock holders.  In addition, the carrying amount of the contingently redeemable convertible preferred stock amounting to $366,953 was transferred to common stock and additional paid-in capital in the consolidated financial statements.

During the period ended June 30, 2013, we issued 1,700,000 shares of common stock with a fair value of $85,000 to consultants in exchange for services.  The fair value of the common stock was determined from the closing price of the shares on the dates transferred.

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

Warrants

The following table summarizes outstanding warrants to purchase shares of our common stock as of December 31, 2012 and June 30, 2013, as described above:

	Shares of Common Stock Issuable from Warrants Outstanding as of
	June 30,	December 31,	Exercise
Date of Issue	2013	2012	Price	Expiration
October 2010	1,300,000	1,300,000	$0.50	October 2013
February 2011	300,000	300,000	$0.50	February 2014
April 2011	250,000	250,000	$1.00	April 2014
August 2011	2,300,000	2,300,000	$2.00	August 2014

	4,150,000	4,150,000

As of June 30, 2013, none of the outstanding warrants had been exercised.

Stock Incentive Plan

On May 3, 2011, our Board of Directors adopted the Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan (“Plan”). The Plan provides for the grant of options to purchase shares of our common stock, and stock awards consisting of shares of our common stock, to eligible participants, including directors, executive officers, employees, and consultants of the Company.  We have reserved 4,500,000 shares of common stock for issuance under the Plan.

On February 8, 2013, all outstanding options to purchase common stock (2,800,000) were cancelled, and the remaining compensation expense amounting to $1,190,340 was accelerated and recognized during the period ended March 31, 2013.  There was no compensation expense related to options to purchase common stock recognized during the three month period ended June 30, 2013.

NOTE 6 – NOTE PAYABLE TO BANK

Under a series of agreements with National Bank of Canada (the “Bank”), as of June 30, 2013, we had a revolving credit facility with a maximum borrowing base of $3,327,800 (CA$3,500,000) through our wholly-owned subsidiary, Legend Canada.  Outstanding principal under the loan bears interest at a rate equal to the Bank’s prime rate of interest (currently 3%) plus 1%.  We are obligated to pay a monthly fee of 0.25% of any undrawn portion of the credit facility. The borrowings under the credit facility is payable upon demand at any time.  Borrowings under the agreements are collateralized by a Fixed and Floating Charge Demand Debenture (the “Debenture”) to the Bank in the face amount of CA$25 million, to secure payment of all debts and liabilities owed by Legend Canada to the Bank. The interest rate on amounts drawn under the Debenture, as well as interest that is past due, is the prime rate, plus 7% per annum. As further collateral, Legend Canada also executed an Assignment of Book Debts on October 19, 2011, that grants, transfers and assigns to the Bank a continuing and specific security interest in specific collateral of Legend Canada, including all debts, proceeds, accounts, claims, money and chooses in action which currently or in the future are owing to Legend Canada.  Under the agreements, we must maintain a working capital ratio, exclusive of bank indebtedness, of at least 1 to 1. For purposes of this calculation, the undrawn availability under the revolving credit facility is added to current assets.  We remain in violation of this debt covenant at June 30, 2013.  The revolving credit facility is subject to review by the Bank at future dates as determined by the Bank, and the Bank may increase or lower the maximum borrowing base subject to their review.  Our next scheduled review was June 1, 2013 and is on-going as of the date of this report.  As of June 30, 2013 there was $3,327,800 (CA$3,500,000) outstanding on the revolving credit facility.

At June 30, 2013, a bridge demand loan was in place through Legend Canada that was fully drawn on June 30, 2013 with a balance of $118,850 (CA$125,000).  This bridge demand loan bears interest at a rate equal to the Bank’s prime rate plus 2% (resulting in a rate of 5% as of June 30, 2013).  The Company repaid the bridge demand loan during July 2013.

NOTE 7 – SHORT TERM NOTE PAYABLE

During April and June 2013, the Company received proceeds of $75,000 in connection with issuing an unsecured convertible note with a face value of $82,500  to an unrelated third party.  The note provides for borrowing of up to $300,000, is repayable beginning April 2014, and carries an original issue discount of 10%.  No interest accrues on the note principal if borrowings are repaid within 90 days from the date advanced.  If repaid within 90 days, a one-time interest charge of 12% accrues.  The conversion price of the note is the lesser of $0.05 or 60% of the lowest trade price of the Company’s common stock for 25 days prior to the conversion.  The intrinsic value of the beneficial conversion feature was determined to be $74,810.  As a result, the discount of the note, including original issue discount, totaled $82,310 and is being amortized over the term of the note.

NOTE 8 – SUBSEQUENT EVENTS

On July 10, 2013, the Company received $900,000 from issuing an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair Capital Investments, L.P. in the amount of $1,008,000, initially convertible at a rate of $0.0561, and payable on or before December 1, 2014.  In conjunction with the debenture, 3,000,000 shares of common stock with a fair value of approximately $150,000 were issued to Hillair as a consideration for executing the agreement in advance of National Bank waiving certain security agreements on select assets. In conjunction with the Debenture, a warrant was issued to purchase up to a number of shares of common stock equal to 100% of the principal amount of the debenture, divided by $0.0561. The exercise price is $0.0673, subject to any further adjustments in the debenture.

In conjunction with the above Senior Secured Convertible Debenture issuance, the Company and the Bank reached an agreement to retire the bridge demand loan prior to its scheduled retirement date of September 24, 2013.

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

On October 20, 2011, our wholly-owned subsidiary, Legend Canada completed the acquisition of the majority of the petroleum and natural gas leases, lands and facilities held by Wi2Wi, formerly International Sovereign. The assets acquired consisted of substantially all of Wi2W’s assets (which are the properties in Alberta and British Columbia described above).

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

The following table sets forth certain of our oil and gas operating information for the three and six months ended June 30, 2013, and June 30, 2012, respectively.
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Production Data :
Oil production (bbls)	4,390	5,402	9,615	11,230
Average daily oil production (bbl/d)	48	59	53	62
Natural gas production (mcf)	62,366	82,958	118,928	175,397
Average daily natural gas production (mcf/d)	685	912	653	964
Natural gas liquids production (bbl)	239	457	779	878
Average daily natural gas liquids production (bbl/d)	3	5	4	5
Total BOE	15,023	19,685	30,216	41,341
Total BOE/d	165	216	166	227
Revenue Data :
Oil revenue ($)	379,000	443,000	714,000	947,000
Average realized oil sales price ($/bbl)	86.48	82.42	74.25	84.46
Gas revenue ($)	228,000	118,000	392,000	284,000
Average realized gas sales price ($/mcf)	3.67	1.46	3.30	1.61
Natural gas liquids revenue ($)	20,000	27,000	45,000	55,000
Average realized natural gas liquids price ($/bbl)	87.37	59.76	54.03	63.32
Operating expenses :
Production expenses	411,000	423,000	763,000	851,000
Average operating expenses ($/boe)	27.36	21.49	25.25	20.59

Operating Margin ($/boe)	14.45	8.38	12.84	10.52

Depreciation, depletion, and amortization	168,000	382,000	353,000	803,000

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

Production and Revenue

Revenues

	Three months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Product revenues:	$	$	%	$	$	%
Crude oil sales	379,000	443,000	-14	714,000	947,000	-25
Natural gas sales	228,000	118,000	93	392,000	284,000	38
Natural gas liquids sales	20,000	27,000	-19	45,000	55,000	-18
Product revenues	627,000	588,000	7	1,151,000	1,286,000	-10

The lower oil volumes in Canada, due largely to the 2012 asset sales, was the main driver for the lower oil revenues.  Gas revenues were considerably higher in the second quarter due to much stronger pricing in the Canadian markets in comparison to the prior year, that offset the lower produced volumes.  Liquids revenues during the 2013 periods were lower compared to 2012 due to the lower gas production in Canada partially offset by higher prices during 2013 compared to 2012.

Production

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Sales Volume :			%			%
Crude Oil(bbl)	4,390	5,402	-19	9,615	11,230	-14
Natural Gas(mcf)	62,366	82,958	-25	118,928	175,397	-32
Natural Gas Liquids(bbl)	239	457	-48	779	878	-11
Total BOE	15,023	19,685	-24	30,216	41,341	-27

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

The decrease in oil volumes is largely due to the asset sales in Canada in third quarter of 2012.  Natural gas volume decreases were due to asset sales, as well lower production in key areas in Canada such as Berwyn.  The decrease in liquids is reflective of the lower natural gas production in Canada.

Commodity Prices Realized

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Sales Price :	$	$	%	$	$	%
Crude Oil($/bbl)	86.48	82.42	5	74.25	84.46	-12
Natural Gas($/mcf)	3.67	1.46	151	3.30	1.61	105
Natural Gas Liquids($/bbl)	87.37	59.76	47	54.03	63.32	-15

The average price per barrel during the second quarter of 2013 was higher than the first quarter of 2012, reflective of the global oil pricing environment.  We continue to see steep differentials in the pricing of our Canadian oil sales.  The natural gas prices reflect the considerably stronger gas price environment in 2013 in Canada in comparison to 2012.  Liquids pricing is linked to the oil pricing environment, which leads to the stronger pricing in the second quarter.  The prices we receive for our oil and natural gas production are determined by the market and heavily influence our revenue, profitability, access to capital and future rate of growth.

Production Expenses

Production expenses stayed flat on an absolute basis at $411,000 in the second quarter of 2013 compared $423,000 in the second quarter of 2012.  For the six months ended June 30, 2013, production expenses decreased to $763,000 from $851,000 for the six months ended June 30, 2012, due largely due to lower volumes and properties sold in 2012.  However, on a per barrel basis, the production expense increased from $21.49/boe in the second quarter of 2012 to $27.36/boe in the corresponding period of 2013.  For the six months ended June 30, production expenses have increased in 2013 to $25.25 compared to $20.59 in the corresponding period for 2012.  Production expenses consist of day-to-day operational expenses for production of oil and maintenance and repair expenses for the wells and property.

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses decreased in the second quarter to $393,000, as compared to $912,000 for the same period in 2012, a $519,000 decrease. The period-to-period decrease is reflective of the Company’s efforts to reduce such costs, as well as the fact that 2013 had no stock based compensation due to the cancellation of all stock options in during the three month period ended March 31, 2013.  Excluding the stock based compensation for the six month periods, general and administrative expenses for 2013 are $465,000 lower compared to the same period in 2012.

	Three months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
General and administrative expenses	$	$	%	$	$	%
Professional fees	124,000	192,000	-35	224,000	445,000	-50
Salaries and benefits	151,000	196,000	-23	333,000	431,000	-23
Office and administration	118,000	185,000	-36	193,000	339,000	-43
Stock based compensation	-	339,000	n/a	1,190,000	708,000	68
Total	393,000	912,000	-57	1,940,000	1,923,000	1

Stock based compensation is a significant item in the general and administrative, and the amount in the first quarter of 2013 reflects the full amortization of the fair value of options granted in 2011and 2012.   Disclosure of these stock based compensation transactions can be found in Note 5 to the Notes to Consolidated Financial Statements for the period ended June 30, 2013.

Depletion, depreciation, amortization and impairment

The Company incurred $168,000 for depreciation, depletion, amortization for the three months ended June 30, 2013 ($382,000 for the same period during 2012), reflective of the lower production levels of the company.  Depletion for the six months ended June 30, 2013 is $353,000 ($803,000 for the same period during 2012).  The Company also incurred $39,000 in non-cash impairment charges during the three month period ended June 30, 2013, and $150,000 for the six month period ended June 30, 2013.  There were no impairment charges during the three and six month periods ended June 30, 2012.

Accretion expense

For the three months ended June 30, 2013 the Company had accretion expense of $14,000 ($13,000 in second quarter 2012) related to the Company’s asset retirement obligations.  For the year to date periods, 2013 accretion is $29,000 compared to $26,000 in 2012.  Accretion expense is consistent for the periods presented due to the consistent level of asset retirement obligations during the periods.

Interest expense

Interest expense was $50,000 for the three months ended June 30, 2013 ($57,000 in second quarter 2012).  For the year to date periods, 2013 interest expense is $87,000 compared to $114,000 in 2012 for the similar period.  Interest expense for the periods presented varies with the average balance of the Company’s note payable to bank.  The note payable to bank had a lower average balance during 2013 compared to 2012.  Interest expense from the short term note payable incurred in the second quarter accounts for the increase in that period.

Net loss

The Company recorded a net loss of $447,000 in second quarter of 2013 and $2,171,000 for the six months ended June 30, 2013, as compared to the net loss of $5,388,000 and $6,577,000 in the corresponding periods in 2012.  The net loss in 2012 reflects the recognition of the change in the fair value of contingent consideration transferred to Wi2Wi under the acquisition.  The other variances in net loss are explained above.

Liquidity and Capital Resources

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through 2013. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of equity issuances and borrowing under loan agreements and to a lesser extent by operating cash flows, to execute on our business plan for the acquisition, exploration, development and production of oil and gas reserves. At June 30, 2013, we had cash and cash equivalents totalling approximately $16,000.

In October 2011, we established a revolving demand loan with National Bank of Canada (the “Bank”) through our wholly-owned subsidiary, Legend Canada. The credit facility currently has a maximum borrowing base of CA$3.5 million and is payable in full at any time upon demand.

At June 30, 2013, the Company also had a bridge demand loan with the Bank that had commenced in December 2012.  The balance of the bridge demand loan at June 30, 2013 was $118,850 (CA$125,000).  In the most recent revision of the bridge demand loan agreement, it was contemplated that the final payment would be due September 24, 2013.  However, the Company and the Bank reached agreement in July 2013, in conjunction with the Company’s agreement with Hillair Capital Investments to obtain funding under a Secured Convertible Debenture, whereby the Company repaid the bridge demand loan.

Wi2Wi, formerly International Sovereign Energy Corp., and the holders of our convertible preferred stock had “put” rights to require us to repurchase their shares at a price of $2.00 per share.  On May 1, 2013, the Company and Wi2Wi entered into a Settlement and Termination Agreement, of which a key component is the elimination of the put right associated with all of the common stock held by Wi2Wi.  On May 28, 2013, all of the Company’s preferred shareholders converted their preferred stock to common stock and the Company issued additional shares of common stock to the preferred shareholders as consideration for forfeiting their put rights.  As of June 30, 2013, the Company has no capital stock issued and outstanding with put rights.

During April, May, and June 2013, the Company received advances totaling $75,000 under a note payable agreement with a third party that provides for total borrowing of $300,000.

On July 10, 2013, the Company received $900,000 from issuing an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair Capital Investments, L.P. in the amount of $1,008,000, convertible at a rate of $0.0561, and payable on or before December 1, 2014.

As of the date that these financial statements were issued, we have an outstanding balance under the revolving demand loan with the Bank in the amount of approximately $3,327,800 (CA$3,500,000).  The Bank may demand repayment of all amounts owed to it at any time.  There is no assurance that any portion of this credit facility will be available in the future.

We believe that the combination of revenue from our on-going operations, proceeds from potential future asset sales, and potential future equity or debt financing, provides us the ability to repay the revolving demand loan.  However, in the event we are unable to repay the revolving demand loan at any time upon demand by the Bank, we will be in default of our obligations to the Bank.  The Bank has a first priority security interest in all of our assets and can exercise its rights and remedies against us as a secured creditor.  Any such default by us or action by the Bank will have a material adverse effect on us and our business. If we are unable to negotiate favorably with the Bank, or if we are unable to secure additional financing, whether from equity, debt, or alternative funding sources, this could have a material adverse effect on us and we may be required to sell some or all of our properties, sell or merge our business, or file a petition for bankruptcy.

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

Any new debt or equity financing arrangements may not be available to us, or may be available only on unfavorable terms. Additionally, these alternatives could be highly dilutive to our existing shareholders, and may not provide us with sufficient funds to meet our long-term capital requirements. We have and may continue to incur substantial costs in the future in connection with raising capital to fund our business, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition. If the amount of capital we are able to raise from financing activities, together with our cash flow from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans, and we may be required to sell some or all of our properties (which could be on unfavorable terms), seek joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, cease our operations, sell or merge our business, or file a petition for bankruptcy.

The uncertainties relating to our ability to repay our revolving demand loan and to successfully execute our business plan, combined with the difficult financing environment, continue to raise substantial doubt about our ability to continue as a going concern. Our financial statements were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

The following table summarizes our cash flows for the periods ended June 30, 2013 and June 30, 2012, respectively:

	For the six months ended June 30,
	2013	2012
Net cash flows from in operating activities	$188,000	$(168,000)
Net cash flows from investing activities	(172,000)	(142,000)
Net cash flows from financing activities	(207,000)	320,000
Effect of exchange rate changes	194,000	9,000
Net change in cash during period	$3,000	$19,000

Cash from Operating Activities

Cash provided by operating activities was $188,000 for the six months ended June 30, 2013, as compared to cash used by operating activities of $168,000 in the six months ended June 30, 2012. The increase in cash provided is due to the lower administrative costs of the company.

Cash from Investing Activities

Cash used for investing activities for the six months ended June 30, 2013 was $172,000 as compared to $142,000 during the six months ended June 30, 2012.  The increase is due to the Company spending much of the first half of 2012 integrating the Wi2wi assets, whereas in the first half of 2013 the Company was doing some recompletion work in Canada that led to capital costs incurred.

Cash from Financing Activities

Total net cash provided by financing activities was $320,000 for the six months ended June 30, 2012, from the company bank lines and proceeds from stock sales. Total net cash used by financing activities in the six months ended June 30, 2013 was $207,000, consisting of repayment of bank debt, offset by proceeds of a note payable.

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

Credit Facility

At June 30, 2013, our revolving bank facility was CA$3,500,000.  This revolving facility is payable on demand at anytime by the bank.

Planned Capital Expenditures

As funds allow, we plan to resume our drilling program on the Kansas properties.  Based on the encouraging results from this 2011and 2012 drilling activity, we will execute a development program in the Kansas property.  This activity was started in the third quarter of 2013.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1           LEGAL PROCEEDINGS

None.

ITEM 1A        RISK FACTORS

No material changes.

ITEM 2           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 10, 2013, the Company received $900,000 from issuing an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair Capital Investments, L.P. in the amount of $1,008,000, initially convertible at a rate of $0.0561, and payable on or before December 1, 2014.  In conjunction with the debenture, 3,000,000 shares of common stock with a fair value of approximately $150,000 were issued to Hillair as a consideration for executing the agreement in advance of the  Bank waiving certain security agreements on select assets.  In conjunction with the Debenture, a warrant was issued to purchase up to a number of shares of common stock equal to 100% of the principal amount of the debenture, divided by $0.0561. The exercise price is $0.0673, subject to any further adjustments in the debenture.

In conjunction with the above Senior Secured Convertible Debenture issuance, the Company and the National Bank of Canada reached an agreement to retire the bridge demand loan prior to its scheduled retirement date of September 24, 2013.

Use of Proceeds from the Hillair debenture shall be used for drilling, property lease and facilities and the bridge loan repayment.  This unregistered sale of equity securities was disclosed by the Company in a Form 8-K filed with the Securities and Exchange Commission on July 17, 2013.

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

LEGEND OIL AND GAS, LTD.

Dated: August 14, 2013	By:	/s/ Marshall Diamond-Goldberg
Marshall Diamond-Goldberg
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2013	By:	/s/ James Vandeberg
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