Form 10-Q
period 2013-09-30
Legend Oil & Gas, Ltd.
filed 2013-11-20
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 19, 2013, the registrant had 103,443,271 shares of its common stock, par value $0.001 per share, issued and outstanding.

LEGEND OIL AND GAS, LTD.
FORM 10-Q
For the Quarterly Period ended September 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1           CONSOLIDATED FINANCIAL STATEMENTS

Legend Oil and Gas Ltd.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$20,127	$12,989
Accounts receivable	584,822	302,502
Prepaid expenses	108,261	102,741
Total current assets	713,210	418,232

Deposits	3,740	6,078
Oil and gas property, plant and equipment
Proven property, net	4,019,920	5,278,426
Unproven property	9,046,430	8,426,997
Total oil and gas properties, net	13,066,350	13,705,423
Total assets	$13,783,300	$14,129,733

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,118,495	$1,389,908
Note payable to bank	3,142,784	3,702,279
Total current liabilities	5,261,279	5,092,187
Asset retirement obligations	1,642,661	1,654,032
Long term debt, net	33,518	-
Convertible debt, net	198,042	-
Warrant derivative liability	927,989	-
Embedded derivative liability	604,328	-
Total liabilities	8,667,817	6,746,219

Contingently redeemable convertible preferred stock (100,000,000 shares authorized; $0.001 par value; zero and 1,700,000 shares issued and outstanding, respectively; redemption $2.00 per share)	-	366,953
Contingently redeemable common stock	-	47,764,927
	-	48,131,880

Stockholders’ Equity (Deficit)

Common stock - 400,000,000 shares authorized; $0.001 par value; 101,843,271 and 77,220,271 shares issued and outstanding respectively	101,843	77,220
Additional paid-in capital	25,413,699	(25,353,942)
Accumulated other comprehensive loss	(85,731)	152,634
Accumulated deficit	(20,314,328)	(15,624,278)
Total stockholders’ equity (deficit)	5,115,483	(40,748,366)
Total liabilities and stockholders’ equity (deficit)	$13,783,300	$14,129,733

The accompanying notes are an integral part of these consolidated financial statements

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Oil and gas revenue	$591,491	$601,950	$1,742,264	$1,888,214

Costs and Expenses
General and administrative	1,092,405	950,719	3,032,256	2,874,200
Production expenses	332,275	563,451	1,096,059	1,414,528
Depletion, depreciation, and amortization	70,132	326,282	422,814	1,128,866
Impairment on oil and gas assets	-	-	148,871	-
Accretion on asset retirement obligation	14,138	19,849	43,037	45,789
Total costs and expenses	1,508,950	1,860,301	4,743,037	5,463,383
Operating Loss	(917,459)	(1,258,351)	(3,000,773)	(3,575,169)

Other Income and Expense
Interest expense	(278,614)	(53,920)	(365,810)	(168,003)
Loss on derivatives	(632,317)	-	(632,317)	-
Change in value of contingent consideration	-	(593)	-	(4,147,005)
Total other income and expense	(910,931)	(54,513)	(998,127)	(4,315,008)

Net loss	(1,828,390)	(1,312,864)	(3,998,900)	(7,890,177)
Preferred stock dividends	-	-	(691,150)	-
Net loss applicable to common stock	$(1,828,390)	$(1,312,864)	$(4,690,050)	$(7,890,177)

Basic and diluted weighted average shares outstanding	95,678,070	75,366,833	86,860,839	62,646,800

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.05)	$(0.13)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net loss	$(1,828,390)	$(1,312,864)	$(3,998,900)	$(7,890,177)
Other comprehensive loss
Foreign currency translation adjustment	94,571	278,676	(238,365)	287,319
Comprehensive loss	$(1,733,819)	$(1,034,188)	$(4,237,265)	$(7,602,858)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance at December 31, 2011	50,582,516	$50,583	$7,691,161	$(42,438)	$(6,342,936)	$1,356,370
Common stock issued for services	1,160,000	1,160	151,340	-	-	152,500
Conversion of convertible preferred stock to common stock	600,000	600	128,913	-	-	129,513
Issuance of common stock to settle contingent consideration obligation	21,350,247	21,350	5,529,715	-	-	5,551,065
Reclassification to contingently redeemable common stock	-	-	(42,700,495)	-	-	(42,700,495)
Reclassification out of contingently redeemable common stock	-	-	2,040,600	-	-	2,040,600
Issuance of common stock to Lincoln Park Capital	3,527,508	3,527	418,473	-	-	422,000
Stock based compensation	-	-	1,386,351	-	-	1,386,351
Foreign currency translation	-	-	-	195,072	-	195,072
Net loss	-	-	-	-	(9,281,342)	(9,281,342)
Balance at December 31, 2012	77,220,271	77,220	(25,353,942)	152,634	(15,624,278)	(40,748,366)
Common stock issued for services	6,200,000	6,200	423,800	-	-	430,000
Stock based compensation	-	-	1,203,425	-	-	1,203,425
Foreign currency translation	-	-	-	(238,365)	-	(238,365)
Discount on short term note payable	-	-	74,810	-	-	74,810
Conversion of convertible preferred stock to common stock	1,700,000	1,700	365,253	-	-	366,953
Dividends on preferred stock	13,823,000	13,823	677,327	-	(691,150)	-
Reclassification out of contingently redeemable common stock	-	-	47,764,926	-	-	47,764,926
Common stock issued to employees	2,900,000	2,900	258,100	-	-	261,000
Net loss	-	-	-		(3,998,900)	(3,998,900)
Balance at September 30, 2013	101,843,271	$101,843	$25,413,699	$(85,731)	$(20,314,328)	$5,115,483

The accompanying notes are an integral part of these consolidated financial statements

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,998,900)	$(7,890,177)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	1,464,425	1,047,348
Amortization of discounts on notes payable	231,370	-
Accretion on asset retirement obligation	43,037	45,789
Issuance of common stock for services	430,000	60,000
Change in value of contingent consideration liability	-	4,147,005
Depletion, depreciation, amortization and impairment	571,685	1,128,866
Change in value of derivatives	632,317	-
Changes in operating assets and liabilities:
Accounts receivable	(282,320)	59,979
Prepaid expenses and other assets	(3,182)	23,481
Accounts payable	728,587	811,547
Net cash flows from operating activities	(182,981)	(566,162)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of oil and gas properties	-	762,825
Oil and gas property development costs	(364,906)	(286,234)
Net cash flows from investing activities	(364,906)	476,591

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock and warrants	-	422,000
Proceeds from notes payable	975,000	-
Payments on note payable to bank	(559,495)	(467,593)
Net cash flows from financing activities	415,505	(45,593)
Change in cash and cash equivalents before effect of exchange rate changes	(132,382)	(135,164)
Effect of exchange rate changes	139,520	106,294
Net change in cash and cash equivalents	7,138	(28,870)

Cash and cash equivalents, beginning of period	12,989	52,726
Cash and cash equivalents, end of period	$20,127	$23,856
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$147,021	$168,003

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for contingent consideration	$-	$5,551,065
Common stock classified as contingently redeemable	$-	$(42,700,495)
Conversion of convertible preferred stock to common stock	$366,953	$129,513
Common stock reclassified from contingently redeemable	$47,764,926	$-
Preferred stock dividend	$691,150	$-
Discount on notes payable	$974,810	$-

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

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of Legend Oil & Gas Ltd. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2012 has been omitted.  The results of operations for the period ended September 30, 2013 are not necessary indicative of results for the entire year ending December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Management’s judgments and estimates in these areas are to be based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates are fair values of the Company’s equity-linked instruments, accruals related to oil and gas sales and expenses, estimates of future oil and gas reserves, estimates used in the impairment of oil and gas properties, and the estimated future timing and cost of asset retirement obligations.

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

Comprehensive Income

For operations outside of the U.S. that prepare financial statements in currencies other than U.S. dollars, we translate the financial statements into U.S. dollars.  Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical costs.  The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss).  Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at September 30, 2013 and December 31, 2012.

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through 2013. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of equity issuances and borrowing under loan agreements and to a lesser extent by operating cash flows, to execute on our business plan for the acquisition, exploration, development and production of oil and gas reserves. At September 30, 2013, we had cash and cash equivalents totalling approximately $20,000.

In October 2011, we established a revolving demand loan with National Bank of Canada (the “Bank”) through our wholly-owned subsidiary, Legend Canada. The credit facility currently has a maximum borrowing base of CA$3.5 million and is payable in full at any time upon demand.

Wi2Wi, formerly International Sovereign Energy Corp., and the holders of our convertible preferred stock had “put” rights to require us to repurchase their shares at a price of $2.00 per share.  On May 1, 2013, the Company and Wi2Wi entered into a Settlement and Termination Agreement, of which a key component is the elimination of the put right associated with all of the common stock held by Wi2Wi.  On May 28, 2013, all of the Company’s preferred shareholders converted their preferred stock to common stock and the Company issued additional shares of common stock to the preferred shareholders as consideration for forfeiting their put rights.  As of September 30, 2013, the Company has no capital stock issued and outstanding with put rights.

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

On August 22, 2013, the Company entered into a Forbearance Agreement with the Bank, which conveyed the Bank additional control over the assets of the Company, increased the interest payments to prime rate of interest plus 4%, and indicated through sale of assets or other means full repayment of the existing credit facility in full by November 29, 2013.  A fee of CA$25,000 will be paid on the earlier of (i) the date of repayment of existing credit facility, or, (ii) November 29, 2013.  In addition, the Company had various conditions to adhere to, including ; (a) settlement of license liability with Alberta Energy Regulator, (b) engagement of marketing agent to facilitate the sale of Canadian properties to retire existing facility, (c) a release of various funds for operational upgrades and maintenance of select Canadian properties, (d) delinquent bank reporting be completed and brought up to date, (e) dedication of funds from Hillair financing to Canadian facility and (f) continued and on-going monthly reporting on progress of activity within the Foreberance Agreement process.  It is the Company’s belief that to date these conditions are being met.   As of the date of this report, the Company is in the process of closing the sale of the Wildmere property for proceeds of CA$1,900,000.

As of the date that these financial statements were issued, we have an outstanding balance under the revolving demand loan with the Bank in the amount of approximately $3,142,784 (CA$3,450,000).  The Bank may demand repayment of all amounts owed to it at any time.  There is no assurance that any portion of this credit facility will be available in the future.

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

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties in each cost center are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  If the cost of oil and gas properties exceeds the ceiling, the excess is reflected as a non-cash impairment charge to earnings.  The impairment charge is permanent and not reversible in future periods, even though higher oil and gas prices in the future may subsequently and significantly increase the ceiling amount.  Impairment charges for the three month and nine month periods  ended September 30, 2013 were $0 and $148,871, respectively.  There were no impairment charges during the three and nine month periods ended September 30, 2012.

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

Stock-based compensation

We measure compensation cost for stock-based payment awards at fair value and recognizes it as compensation expense over the service period for awards expected to vest.  Compensation cost is recorded as a component of general and administrative expenses in the consolidated statements of operations, net of an estimated forfeiture rate, and amounted to $1,464,425 and $1,047,348 for the nine month periods ended September 30, 2013 and 2012, respectively.

Net Loss Per Common Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period, including contingently redeemable common stock. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding.  Potentially dilutive common shares include warrants to purchase shares of common stock (22,117,914 shares for 2013 and 4,150,000 shares for 2012), notes payable convertible into common stock (21,314,718 for 2013 and nil shares for 2012), options to purchase shares of common stock (600,000 shares for 2013 and 2,800,000 shares for 2012), and preferred stock convertible into shares of common stock (nil shares for 2013 and 1,700,000 for 2012).  During the periods ended September 30, 2013 and 2012 potentially dilutive common shares were not included in the computation of diluted loss per shares as to do so would be anti-dilutive.

Income Taxes

We recognize income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns.  A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities.  Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.  A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized.  We established a valuation allowance for the full amount of the net deferred tax asset during the periods presented and no provision for income taxes was recorded during the periods presented because the Company had a net taxable loss.  Should they occur, our policy is to classify interest and penalties related to tax positions as interest expense.  Since our inception, no such interest or penalties have been incurred.  We are no longer subject to federal examination for years before 2009.

Derivative Financial Instruments

We evaluate financial instruments for freestanding or embedded derivatives.  Derivative instruments that do not qualify for permanent equity classification are recorded as liabilities at fair value, with changes in value recognized as other income (expense) in the consolidated statements of operations in the period of change.  Derivative liabilities are categorized as either short-term or long-term based upon management’s estimates as to when the derivative instrument may be realized or based upon the holder’s ability to realize the instrument.

Fair Value Measurements

We measure fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  We utilize a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable market inputs such as quoted prices in active markets;

Level 2: Observable market inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs where there is little or no market data, which require the reporting entity to develop its own assumptions.

Fair value of financial instruments

The carrying value of cash and cash equivalents approximate their fair value (determined based on level 1 inputs in the fair value hierarchy) based on the short-term nature of these financial instruments.  The carrying values of notes payable approximate their fair value  because interest rates of notes payable approximate market interest rates.

NOTE 3 – OIL AND GAS PROPERTIES

The amount of capitalized costs related to oil and gas property and the amount of related accumulated depletion, depreciation, and amortization are as follows:

	September 30, 2013	December 31, 2012
Proven property, net of impairment	$5,947,880	$6,833,463
Accumulated depletion, depreciation, and amortization	(1,927,960)	(1,555,037)
	4,019,920	5,278,426
Unproven property	9,046,430	8,426,997
	$13,066,350	$13,705,423

NOTE 4 – ASSET RETIREMENT OBLIGATION

The following table reconciles the value of the asset retirement obligation for the period ended September 30, 2013:

September 30, 2013
Opening balance, January 1	$1,654,032
Foreign currency translation adjustment	(54,408)
Accretion expense	43,037
Ending balance, September 30	$1,642,661

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

During the period ended September 30, 2013, we issued 3,000,000 shares of common stock with a fair value of $240,000 in connection with issuing a Senior Secured Convertible Debenture to Hillair Capital Investments, L.P.  The 3,000,000 shares of common stock were issued to Hillair as a consideration for executing the agreement in advance of National Bank waiving certain security agreements.  We also issued 3,200,000 shares of common stock with a fair value of $190,000 in exchange for services rendered.  In addition, the Company issued 2,900,000 in stock to employees of the Company, with a fair value of $261,000.  The fair value of each transaction for the common stock was determined from the closing price of the shares on the dates transferred.

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

Warrants

The following table summarizes outstanding warrants to purchase shares of our common stock as of December 31, 2012 and September 30, 2013, as described above:

	Shares of Common Stock Issuable from Warrants Outstanding as of
	September 30,	December 31,	Exercise
Date of Issue	2013	2012	Price	Expiration
October 2010	1,300,000	1,300,000	$0.50	October 2013
February 2011	300,000	300,000	$0.50	February 2014
April 2011	250,000	250,000	$1.00	April 2014
August 2011	2,300,000	2,300,000	$2.00	August 2014
July 2013	17,967,914	==	$0.07	July 2018
	22,117,914	4,150,000

As of September 30, 2013, none of the outstanding warrants had been exercised.

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

On July 23, 2013, 600,000 options were granted to an employee of the Company.  The grant date fair value and exercise price of the options were $0.07 and $0.07, respectively.  The fair value of the option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 98%, a risk free rate of 2.5%, and an expected life of 10 years.  Compensation expense related to 600,000 options to purchase common stock recognized during the three month period ended September 30, 2013 was $13,045.  At September 30, 2013, we had $26,211 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3 years.

On September 30, 2013, our Board of Directors adopted the Legend Oil and Gas, Ltd. 2013 Stock Incentive plan.  The Plan provides for the grant of options to purchase shares of our common stock, and stock awards consisting of shares of our common stock, to eligible participants, including directors, executive officers, employees, and consultants of the Company.  We have reserved 10,000,000 shares of common stock for issuance under the Plan.

NOTE 6 – NOTE PAYABLE TO BANK

Under a series of agreements with National Bank of Canada (the “Bank”), as of September 30, 2013, we had a revolving credit facility with a maximum borrowing base of $3,397,100 (CA$3,500,000) through our wholly-owned subsidiary, Legend Canada.  Outstanding principal under the loan bears interest at a rate equal to the Bank’s prime rate of interest (currently 3%) plus 1%.  We are obligated to pay a monthly fee of 0.25% of any undrawn portion of the credit facility. The borrowings under the credit facility is payable upon demand at any time.  Borrowings under the agreements are collateralized by a Fixed and Floating Charge Demand Debenture (the “Debenture”) to the Bank in the face amount of CA$25 million, to secure payment of all debts and liabilities owed by Legend Canada to the Bank. The interest rate on amounts drawn under the Debenture, as well as interest that is past due, is the prime rate, plus 7% per annum. As further collateral, Legend Canada also executed an Assignment of Book Debts on October 19, 2011, that grants, transfers and assigns to the Bank a continuing and specific security interest in specific collateral of Legend Canada, including all debts, proceeds, accounts, claims, money and chooses in action which currently or in the future are owing to Legend Canada.  The revolving credit facility is subject to review by the Bank at future dates as determined by the Bank, and the Bank may increase or lower the maximum borrowing base subject to their review.

On August 22, 2013 the Company entered into a Forbearance Agreement with the Bank, which conveyed the Bank additional control over the assets of the Company, increased the interest payments to prime rate of interest plus 4%, and indicated through sale of assets or other means full repayment of the existing credit facility in full by November 29, 2013.  A fee of CA$25,000 will be paid on the earlier of (i) the date of repayment of existing credit facility, or, (ii) November 29, 2013.  In addition, the Company had various conditions to adhere to, including ; (a) settlement of license liability with Alberta Energy Regulator, (b) engagement of marketing agent to facilitate the sale of Canadian properties to retire existing facility, (c) a release of various funds for operational upgrades and maintenance of select Canadian properties, (d) delinquent bank reporting be completed and brought up to date, (e) dedication of funds from Hillair financing to Canadian facility and (f) continued and on-going monthly reporting on progress of activity within the Foreberance Agreement process.  It is the companies belief that to date these conditions are being met.   As of the date of this report, the Company is in the process of closing the sale of the Wildmere property for proceeds of $1,900,000.

As of September 30, 2013 there was $3,142,784 (CA$3,450,000) outstanding on the revolving credit facility.

The bridge demand loan that was previously in place through Legend Canada was fully repaid during July 2013.

NOTE 7 – LONG TERM DEBT

During April and June 2013, the Company received proceeds of $75,000 in connection with issuing a unsecured convertible note with a face value of $82,310 to an unrelated third party.  The note provides for borrowing of up to $300,000, is repayable beginning April 2014, and carries an original issue discount of 10%.  No interest accrues on the note principal if borrowings are repaid within 90 days from the date advanced.  If repaid within 90 days, a one-time interest charge of 12% accrues.  The conversion price of the note is the lesser of $0.05 or 60% of the lowest trade price of the Company’s common stock for 25 days prior to the conversion.  The intrinsic value of the beneficial conversion feature was determined to be $74,810.  As a result, the discount of the note, including original issue discount, totaled $82,310 and is being amortized over the term of the note.

NOTE 8 – FAIR VALUE MEASUREMENTS

The following table is a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the 2013 periods presented:

	Warrant Derivative Liability	Embedded Derivative Liability	Total
Balances, December 31, 2012	$-	$-	$-
Issuances at fair value	409,157	490,843	900,000
Changes in fair value	518,832	113,485	632,317
Balances, September 30, 2013	$927,989	$604,328	$1,532,317

Our contingent consideration liability was estimated using significant unobservable inputs (Level 3) during 2012.  We used a model to simulate the value of our future stock based on the historical mean of the stock price to estimate the fair value of the contingent consideration liability.  We incurred the contingent consideration liability on October 20, 2011, in connection with the acquisition of assets from Wi2Wi.  During 2012, the change in value of the contingent consideration liability resulted in a non-operating charge amounting to $4,147,005 and the obligation was settled by issuing 21,350,247 shares of common stock to Wi2Wi on May 17, 2012.

NOTE 9 – CONVERTIBLE DEBENTURE

On July 10, 2013, the Company received $900,000 from issuing an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair Capital Investments, L.P. in the amount of $1,008,000, initially convertible at a rate of $0.0561, and payable on or before December 1, 2014.  In conjunction with the Debenture, the Company issued a warrant for the purchase of 17,967,914 shares of common stock.  The warrants have an initial exercise price of $0.07 and have a five year term.

The Company accounts for warrants and conversion features as either equity instruments or derivative liabilities depending on the specific terms of the agreements.  Conversion features and warrants are accounted for as derivative financial instruments if they contain down-round protection, which preclude them from being considered indexed to the Company’s stock.  The conversion feature and the warrants issued to Hillair contain such down-round protection, and were recorded at fair value at issuance and subsequently adjusted to fair value, with the corresponding adjustment reflected as a non-operating charges in the consolidated statement of operations.  The Company valued the conversion feature and warrants using the Black Scholes method using the following assumptions at September 30, 2013: (i) term to expiration commensurate with the remaining terms of the instruments of 4.75 years for the warrants and 1.17 years for the conversion feature; (ii) historical volatilities commensurate with the term of the instruments of 99.65%; and (iii) risk-free interest rates commensurate with the term of the features of 1.54%.  No estimate was applied regarding the probability that the Company will issue equity securities at prices above or below the current contractual warrant exercise price and conversion price resulting in the occurrence of down-round protection.

The result was to value the warrants at $409,157 on the date they were issued.  Subsequently, the fair value of the warrants increased to $927,989, resulting in $518,832 of non-operating, derivative charges recognized for the period ending September 30, 2013.  The value of the embedded conversion feature was $490,843 on the date the note was issued.  Subsequently, the fair value of the conversion feature increased to $604,328, resulting in $113,485 of non-operating, derivative charges recognized for the period ending September 30, 2013.

NOTE 10 – SUBSEQUENT EVENTS

On October 7, 2013, the Company entered into an agreement with Northpoint Energy Partners LLC to issue 1,500,000 shares of restricted common stock in exchange for financial consulting services.

The Company is expecting to close the sale of the Wildmere property in Canada on or near November 19, 2013 for proceeds of CA$1,900,000 prior to adjustments.

On November 12, 2013, the Company entered into an Agreement for Purchase and Sale with Black Oak Oil and Gas, LLC, to purchase certain oil and gas producing assets held by Black Oak for $250,000 and 100,000 shares of restricted common stock of the Company. The oil and gas assets are located in McCune, Kansas and consist of (i) Black Oil's petroleum and natural gas rights, (ii) land and land leases totaling approximately 1,097 acres, and (iii) various vehicles and equipment used on the land.

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

The following table sets forth certain of our oil and gas operating information for the three and nine months ended September 30, 2013, and September 30, 2012, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Production Data :
Oil production (bbls)	4,829	5,207	14,444	16,438
Average daily oil production (bbl/d)	52	57	53	60
Natural gas production (mcf)	53,993	72,828	172,921	248,225
Average daily natural gas production (mcf/d)	587	792	631	906
Natural gas liquids production (bbl)	645	412	1,425	1,290
Average daily natural gas liquids production (bbl/d)	7	4	5	5
Total BOE	14,473	17,757	44,689	59,098
Total BOE/d	157	193	163	216

Revenue Data :
Oil revenue ($)	423,000	375,000	1,137,000	1,322,000
Average realized oil sales price ($/bbl)	87.60	71.76	78.72	80.47
Gas revenue ($)	131,000	191,000	523,000	473,000
Average realized gas sales price ($/mcf)	2.43	2.62	3.02	1.91
Natural gas liquids revenue ($)	37,000	21,000	82,000	76,000
Average realized natural gas liquids price ($/bbl)	57.36	49.56	57.54	58.95
Operating expenses :		15,000		17,000
Production expenses	333,000	563,000	1,096,000	1,415,000
Average operating expenses ($/boe)	23.01	32.56	24.53	24.15

Operating Margin ($/boe)	17.8	4.31	14.5	8.68

Depreciation, depletion, and amortization	70,000	326,000	423,000	1,129,000

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

Production and Revenue

Revenues

	Three months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Product revenues:	$	$	%	$	$	%
Crude oil sales	423,000	375,000	13	1,137,000	1,322,000	-13
Natural gas sales	131,000	191,000	-31	523,000	473,000	11
Natural gas liquids sales	37,000	21,000	76	82,000	76,000	8
Product revenues	591,000	587,000	1	1,742,000	1,871,000	-6

The lower oil volumes in Canada were offset by higher prices, leading to an increase in oil revenue in the third quarter.  Gas revenues were lower in Q3 2013 due to lower volumes in Canada combined with a weaker price environment.  Liquids revenues during the 2013 periods were higher compared to 2012 due to stronger prices linked to oil pricing, as well a higher production level in earlier months due to adjustments.

Production

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Sales Volume :			%			%
Crude Oil(bbl)	4,829	5,207	-8	14,444	16,438	-12
Natural Gas(mcf)	53,993	72,828	-25	172,921	248,225	--30
Natural Gas Liquids(bbl)	645	412	56	1,425	1,290	10
Total BOE	14,473	17,757	-18	44,689	59,098	24

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

The decrease in oil volumes are largely due to the asset sales in Canada that took place during 2012 as well as shut in production in selected areas.  Natural gas volumes decreased in Canada, largely due to a decrease in the Northeast BC area due to shut in production.  The increase in liquids is reflective of the adjustments of prior periods, resulting in one time payments to Legend.

Commodity Prices Realized

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Sales Price :	$	$	%	$	$	%
Crude Oil($/bbl)	87.60	71.76	22	78.72	80.47	-2
Natural Gas($/mcf)	2.43	2.62	-8	3.02	1.91	58
Natural Gas Liquids($/bbl)	57.36	49.56	15	57.54	58.95	-2

The average price per barrel during the third quarter of 2013 was higher than the third quarter of 2012, reflective of the global oil pricing environment.  We continue to see steep differentials in the pricing of our Canadian oil sales.  The natural gas prices reflect a flat third quarter in prices year over year, but with considerably stronger gas price environment in 2013 in Canada in comparison to 2012 for the year.  Liquids pricing is linked to the oil pricing environment, which leads to the flat pricing for 2013, with the third quarter having a particularly strong price pressure compared to 2012.  The prices we receive for our oil and natural gas production are determined by the market and heavily influence our revenue, profitability, access to capital and future rate of growth.

Production Expenses

Production expenses dropped on an absolute basis to $333,000 in the third quarter of 2013 compared $563,000 in the third quarter of 2012, where there were considerable workover costs in 2012 and zero in 2013.  For the nine months ended September 30, 2013, production expenses decreased to $1,096,000 from $1,415,000 for the nine months ended September 30, 2012, due largely due to lower volumes and properties sold in 2012.  However, on a per barrel basis, the production expense decreased from $32.56/boe in the third quarter of 2012 to $23.01/boe in the corresponding period of 2013.  For the nine months ended September 30, production expenses have decreased in 2013 to $24.53 compared to $24.15 in the corresponding period for 2012.  Production expenses consist of day-to-day operational expenses for production of oil and maintenance and repair expenses for the wells and property.

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses increased in the third quarter to $1,093,000, as compared to $951,000 for the same period in 2012, a $142,000 increase. The period-to-period increase in professional fees is reflective of the one time costs the company incurred associated with the various fund raising efforts.

	Three months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
General and administrative expenses	$	$	%	$	$	%
Professional fees	416,000	154,000	170	645,000	599,000	8
Salaries and benefits	159,000	255,000	-38	483,000	687,000	-30
Office and administration	241,000	203,000	19	440,000	541,000	-19
Stock based compensation	274,000	339,000	-19	1,464,000	1,047,000	40
Total	1,093,000	951,000	15	3,032,000	2,874,000	5

Stock based compensation is a significant item in the general and administrative, and the amount in the first quarter of 2013 reflects the full amortization of the fair value of options granted in 2011and 2012.   Disclosure of these stock based compensation transactions can be found in Note 5 to the Notes to Consolidated Financial Statements for the period ended September 30, 2013.

Depletion, depreciation, amortization and impairment

The Company incurred $70,000 for depreciation, depletion, amortization for the three months ended September 30, 2013 ($326,000 for the same period during 2012), reflective of the lower production levels of the Company.  Depletion for the nine months ended September 30, 2013 is $423,000 ($1,129,000 for the same period during 2012).  The Company has incurred $150,000 in impairment charges for the nine month period September 30, 2013, with nil incurred in the three months ending September 30, 2013.  There were no impairment charges during the three and nine month periods ended September 30, 2012.

Accretion expense

For the three months ended September 30, 2013 the Company had accretion expense of $14,000 ($20,000 in third quarter 2012) related to the Company’s asset retirement obligations.  For the year to date periods, 2013 accretion is $43,000 compared to $46,000 in 2012.  Accretion expense is consistent for the periods presented due to the consistent level of asset retirement obligations during the periods.

Interest expense

Interest expense was $279,000 for the three months ended September 30, 2013 ($54,000 in second quarter 2012).  For the year to date periods, 2013 interest expense is $366,000 compared to $168,000 in 2012 for the similar period.  Interest expense for the periods presented varies with the average balance of the Company’s note payable to bank, as well as discount amoritization related to the short term note payable incurred in the second quarter of 2013 and the convertible debenture incurred in the third quarter of 2013.

Net loss

The Company recorded a net loss of $1,829,000 in third quarter of 2013 and $3,999,000 for the nine months ended September 30, 2013, as compared to the net loss of $1,313,000 and $7,890,000 in the corresponding periods in 2012.  The net loss in 2012 reflects the recognition of the change in the fair value of contingent consideration transferred to Wi2Wi under the acquisition.  The other variances in net loss are explained above.

Liquidity and Capital Resources

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through 2013. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of equity issuances and borrowing under loan agreements and to a lesser extent by operating cash flows, to execute on our business plan for the acquisition, exploration, development and production of oil and gas reserves. At September 30, 2013, we had cash and cash equivalents totaling approximately $20,000.

In October 2011, we established a revolving demand loan with National Bank of Canada (the “Bank”) through our wholly-owned subsidiary, Legend Canada. The credit facility currently has a maximum borrowing base of CA$3.5 million and is payable in full at any time upon demand.

Wi2Wi, formerly International Sovereign Energy Corp., and the holders of our convertible preferred stock had “put” rights to require us to repurchase their shares at a price of $2.00 per share.  On May 1, 2013, the Company and Wi2Wi entered into a Settlement and Termination Agreement, of which a key component is the elimination of the put right associated with all of the common stock held by Wi2Wi.  On May 28, 2013, all of the Company’s preferred shareholders converted their preferred stock to common stock and the Company issued additional shares of common stock to the preferred shareholders as consideration for forfeiting their put rights.  As of September 30, 2013, the Company has no capital stock issued and outstanding with put rights.

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

On August 22, 2013 the Company entered into a Forbearance Agreement with the Bank, which conveyed the Bank additional control over the assets of the Company, increased the interest payments to prime rate of interest plus 4%, and indicated through sale of assets or other means full repayment of the existing credit facility in full by November 29, 2013.  A fee of CA$25,000 will be paid on the earlier of (i) the date of repayment of existing credit facility, or, (ii) November 29, 2013.  In addition, the Company had various conditions to adhere to, including ; (a) settlement of license liability with Alberta Energy Regulator, (b) engagement of marketing agent to facilitate the sale of Canadian properties to retire existing facility, (c) a release of various funds for operational upgrades and maintenance of select Canadian properties, (d) delinquent bank reporting be completed and brought up to date, (e) dedication of funds from Hillair financing to Canadian facility and (f) continued and on-going monthly reporting on progress of activity within the Foreberance Agreement process.  It is the Company’s belief that to date these conditions are being met.   As of the date of this report, the Company is in the process of closing the sale of the Wildmere property for proceeds of CA$1,900,000.

As of the date that these financial statements were issued, we have an outstanding balance under the revolving demand loan with the Bank in the amount of approximately $3,142,784 (CA$3,450,000).  The Bank may demand repayment of all amounts owed to it at any time.  There is no assurance that any portion of this credit facility will be available in the future.

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

The following table summarizes our cash flows for the periods ended September 30, 2013 and September 30, 2012, respectively:

	For the nine months ended September 30,
	2013	2012
Net cash flows from in operating activities	$(183,000)	$(566,000)
Net cash flows from investing activities	(365,000)	477,000
Net cash flows from financing activities	416,000	(46,000)
Effect of exchange rate changes	139,000	106,000
Net change in cash during period	$7,000	$(29,000)

Cash from Operating Activities

Cash used by operating activities was $183,000 for the nine months ended September 30, 2013, as compared to cash used by operating activities of $566,000 in the nine months ended September 30, 2012. The decrease in the cash used is due to the lower administrative and operating costs of the Company.

Cash from Investing Activities

Cash used for investing activities for the nine months ended September 30, 2013 was $365,000 as compared to cash provided of $477,000 during the nine months ended September 30, 2012.  The decrease is due to the Company spending much of the 2012 integrating the Wi2wi assets, whereas in 2013 the Company was doing some recompletion work in Canada that led to capital costs incurred and a slowdown in activity.

Cash from Financing Activities

Total net cash used by financing activities was $46,000 for the nine months ended September 30, 2012, from the Company bank lines and proceeds from stock sales. Total net cash provided by financing activities in the nine months ended September 30, 2013 was $416,000, consisting of repayment of bank debt, offset by proceeds of notes payable.

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

Credit Facility

At September 30, 2013, our revolving bank facility was CA$3,450,000.  This revolving facility is payable on demand at anytime by the bank.

Planned Capital Expenditures

As funds allow, we plan to resume our drilling program on the Kansas properties.  Based on the encouraging results from this 2011and 2012 drilling activity, we will execute a development program in the Kansas property.  This activity was started in the third quarter of 2013, and will continue as possible for the remainder of 2013.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1           LEGAL PROCEEDINGS

On October 28, 2013, RR Donnelly & Sons Company filed a complaint against the Company seeking to collect approximately Sixty-Eight Thousand Nine Hundred Thirteen Dollars and Twenty-One Cents ($68,913.21), plus interest for services rendered on or before November 30, 2012.

ITEM 1A        RISK FACTORS

No material changes.

ITEM 2           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

LEGEND OIL AND GAS, LTD.

Dated: November 19, 2013	By:	/s/ Marshall Diamond-Goldberg
Marshall Diamond-Goldberg
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 19, 2013	By:	/s/ James Vandeberg
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