Form 10-K
period 2013-12-31
Legend Oil & Gas, Ltd.
filed 2014-04-15
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission File Number: 000-49752

LEGEND OIL AND GAS, LTD.
(Exact name of registrant as specified in its charter)

Colorado	84-1570556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1218 Third Avenue, Suite 505
Seattle, WA 98101
(Address of principal executive offices)

(206)  910-2687
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Company as of June 28, 2013, was approximately $2,892,261 based upon 57,845,224 shares held by such persons and the closing price of $0.05 per share on that date.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination of any other purpose.

The registrant does not have any non-voting common stock outstanding.

As of April 14, 2014, the Company had 119,011,844 shares of common stock issued and outstanding and 0 shares of preferred stock outstanding.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, as used herein, the terms “Legend,” “Company,” “we,” “our” and like references mean and include both Legend Oil and Gas, Ltd., a Colorado corporation, and our wholly owned subsidiary, Legend Energy Canada Ltd., an Alberta, Canada corporation, and the term “Legend Canada” refers to our wholly owned subsidiary, Legend Energy Canada Ltd. All references to “Wi2W” are to Wi2W, Inc., formerly known as, International Sovereign Energy Corp., an Alberta, Canada corporation.

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
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013

PART I

ITEM 1.	BUSINESS

Overview

We are an oil and gas exploration, development and production company. Our oil and gas property interests are located in Western Canada (in Berwyn and Medicine River in Alberta, and Clarke Lake and Inga in British Columbia) and in the United States (in the Piqua region of the State of Kansas). Our business focus is to acquire producing and non-producing oil and gas right interests and develop oil and gas properties that we own or in which we have a leasehold interest. We also anticipate pursuing the acquisition of leaseholds and sites within other geographic areas that meet our general investment guidelines and targets. The majority of our operational duties are outsourced to consultants and independent contractors, including for drilling, maintaining and operating our wells, and we maintain a limited in-house employee base.

We are a publicly traded company and our shares of common stock (“Common Shares”) are quoted for trading on the Over-the-Counter Bulletin Board (“OTCBB”), a regulated electronic trading service offered by the National Association of Securities Dealers (United States). We were incorporated under the laws of the State of Colorado on November 27, 2000 under the name “SIN Holdings, Inc.” On November 29, 2010, we changed our name to Legend Oil and Gas, Ltd. Our only subsidiary is Legend Energy Canada, Ltd. (“Legend Canada”), which was formed in Alberta, Canada on July 28, 2011. Legend Canada was formed to acquire, own and manage certain oil and gas properties and assets located in Canada held by Wi2Wi, Inc., formerly known as, International Sovereign Energy Corp. (the “Wi2Wi Assets”). Legend Canada completed the acquisition of the Wi2Wi Assets on October 20, 2011. Neither we nor Legend Canada are reporting issuers in any province of Canada.

Our principal offices are located at 1218 Third Avenue, Suite 505, Seattle, Washington, 98101, USA, and our registered office is located at 36 South 18th Avenue, Suite D, Brighton, Colorado 80601, USA. The registered office of Legend Canada is located at 230 840 - 6th Avenue SW, Calgary, Alberta T2P 3E5, Canada.

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

Purchase of Canadian Assets in 2011

On October 20, 2011, our wholly-owned subsidiary, Legend Canada completed the acquisition of petroleum and natural gas leases, lands and facilities held by Wi2Wi, located in Canada.

The assets acquired consisted of substantially all of Wi2Wi’s assets, including interests in producing oil and gas leasehold properties in Western Canada that have been maintained through the drilling of internally generated low to medium risk exploration and development sites. The principal natural gas leasehold properties were located in Medicine River and Berwyn in Alberta, and Clarke Lake in British Columbia. The assets also included an interest in various light oil properties located in Red Earth and Swan Hills in Alberta, and in Inga in British Columbia. Schedule 1 of the Asset Purchase Agreement contains a detailed description of the Wi2Wi Assets sold to Legend Canada. In summary, the Wi2Wi Assets consist of the Petroleum and Natural Gas Rights, the Tangibles and Miscellaneous Interests, excluding the Excluded Assets, as those terms are defined in the Asset Purchase Agreement.

The purchase of the Wi2Wi Assets was pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) that we entered into on September 13, 2011, with Legend Canada and Wi2Wi. The Asset Purchase Agreement set a base purchase price of CA$9,500,000 in cash and 3,750,000 Common Shares. The sale of the Wi2Wi Assets was approved by Wi2Wi’s shareholders and the Toronto Stock Exchange. The Asset Purchase Agreement has an effective date of July 1, 2011 for purposes of adjustments. A copy of the Asset Purchase Agreement is attached as Exhibit 10.1 to our current report on Form 8-K dated September 12, 2011, filed with the SEC on September 16, 2011, and is incorporated herein by reference.

The net purchase price for the Wi2Wi Assets paid at closing was CA$8,905,031 in cash and 3,552,516 Common Shares. At closing, the purchase price was adjusted, on a pro-rata basis, for each Boepd (barrel of crude oil equivalent per day) that Wi2Wi’s monthly average Boepd production during the month of August 2011 was below the threshold production level of 300 Boepd, as provided in further detail in Article 4 of the Asset Purchase Agreement. This resulted in a downward adjustment to the purchase price at closing, reducing the cash portion to CA$9,105,031 and reducing the number of Common Shares to 3,552,516 shares. Also at closing, Wi2Wi made a working capital adjustment payment in the amount of CA$200,000 to Legend Canada in accordance with the Asset Purchase Agreement, which reduced the net cash portion of the purchase price to CA$8,905,031.

On October 20, 2011, Legend Canada borrowed CA$5.2 million through its CA$6.0 million revolving credit facility with National Bank of Canada to pay a portion of the purchase price. The remainder of the cash portion of the purchase price in the amount of CA$3,754,390 was paid using our cash on hand.

An additional working capital adjustment in the amount of approximately CA$220,000 was made within 45 days after the closing date. This working capital adjustment payment was based on the schedule of revenues generated and expenses incurred by Wi2Wi from production operations during the period from July 1, 2011, through the closing date.

Pursuant to the Asset Purchase Agreement, we filed a registration statement with the SEC for the resale of the Common Shares we issued to Wi2Wi on the closing date. The registration statement was declared effective by the SEC on March 15, 2012. We also agreed to use our reasonable best efforts to maintain the effectiveness of the registration statement until the earlier of (i) the date on which all of shares have been sold by Wi2Wi and (ii) November 23, 2012 (the date that is 12 months after the date that we filed our current report on Form 8-K with the SEC containing Form 10 information).

Under the Asset Purchase Agreement, we were required to issue additional Common Shares to Wi2Wi if the volume weighted average trading price (VWAP) of our Common Shares falls below threshold amounts during certain specified 10-day periods upon the registration statement being declared effective, as provided in further detail in Article 4 of the Asset Purchase Agreement, and as described below:

(i)
The first VWAP period was 10 days consisting of the five trading days prior to and the five trading days following the effectiveness of the registration statement. During this first VWAP period (March 8 through March 21, 2012), the volume weighted average trading price of our Common Shares was $0.8992.

(ii)	The second VWAP period was 10 days immediately following the end of the first VWAP period (March 22 through April 4, 2012).

(iii)
The third VWAP period was 10 days immediately following the end of the second VWAP period (April 5 through April 18, 2012). If the volume weighted average trading price of our Common Shares was less than the VWAP for either the first VWAP period or the second VWAP period, we would be required to issue additional Common Shares to Wi2Wi. We may be subject to two additional VWAP periods if the VWAP for our Common Shares is less than $1.00 per share during the 10 days following the expiration of the third VWAP period.

Under the purchase agreement, Wi2Wi could not own more than 10% of the Company’s common stock, unless they chose to waive that condition.  On May 17, 2012, in conjunction with the final VWAP calculations outlined above, Wi2Wi waived the 10% ownership limitation and we issued 21,350,247 shares of restricted common stock to Wi2Wi.

Under the Asset Purchase Agreement, we also granted to Wi2Wi a “put” option to require us to redeem the Common Shares if we fail to obtain listing for our Common Shares on the NYSE, Amex, NASDAQ, or any other stock market more senior than the OTCBB on or before March 31, 2012. The redemption price is $2.00 per share payable in cash. This put option existed on the original 3,552,516 common shares, of which Wi2Wi has disposed of 1,020,300, as well as the 21,350,247 shares of common stock issued to Wi2Wi on May 17, 2012.  Any such equity issuance will dilute our existing shareholders. We currently do not have sufficient cash assets available to pay the put rights in full in the event that they are exercised, in which case we will be in default of our obligations under our purchase asset agreement with Wi2Wi. The exercise of any of these put rights would have a material adverse effect on our business and financial condition. This put was terminated on May 1, 2013.

The Asset Purchase Agreement with Wi2Wi concluded that we may have been at one time a “shell company” in the past. Accordingly, the Asset Purchase Agreement requires that we file “Form 10 information” with the SEC to accommodate the sale of restricted securities under Rule 144. We believe that we were never a shell company and that, even if we were deemed to have been a shell, we ceased to be a shell company in October 2010, when we acquired our first oil and gas producing properties, and that the filing of our Annual Report on Form 10-K for the year ended December 31, 2010 satisfied the Form 10 disclosure requirements. Nevertheless, we filed a Current Report on Form 8-K with the SEC on November 23, 2011 to include such “Form 10 information.”

Oil and Gas Properties

We have interests in oil and gas properties located in Western Canada (through our wholly-owned subsidiary, Legend Canada) and in the United States. Under the Asset Purchase Agreement discussed above, Legend Canada acquired a widespread and diverse property base within Western Canada from Wi2Wi. Some of the principal natural gas properties include Berwyn and Medicine River in Alberta, and Clarke Lake in British Columbia. Legend Canada also has an interest in a light oil property at  Inga in British Columbia. In the United States, we have property interests in Piqua, Kansas. For a description of our oil and gas properties in Canada and in the United States, see the section below in this Report entitled “DISCLOSURE RELATED TO OIL AND PROPERTIES.”

In 2012, we disposed of the Swan Hills and Red Earth assets in Canada, for net proceeds of CA$1,689,000.  We also disposed of our Bakken assets in the United States for net proceeds of $397,000, as well retaining a 1.0% royalty interest on any future operations conducted on the lands.

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

Reserves

In March 2014, we obtained a report from an independent licensed petroleum engineering firm, KLH Consulting located in Wichita, Kansas (“KLH”), on the reserves and value of our Piqua, Kansas, leasehold properties as of December 31, 2013. These Piqua properties have been producing oil since our acquisition of the leasehold interests in October 2010. A copy of the KLH reserve report is attached as Exhibit 99.1 and is incorporated by reference.

In March 2014, we also obtained a reserve report from InSite Petroleum Consultants Ltd. (“InSite”), an independent expert engineering, geological, technical and advisory company, on our Canadian properties as of December 31, 2013. A copy of the InSite reserve report is attached as Exhibit 99.2 to the Form 10-K for the year ended December 31, 2013 and is attached to this annual report as exhibit 99.2.

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

We have a common management team with Legend Canada, including a small technical and executive staff, in order to minimize general and administrative expenses. Mr. Diamond-Goldberg is the President, Mr. Vandeberg is the Executive Vice President and Chief Financial Officer of both entities. In addition, Legend Canada employs an engineer and an accountant who will each be involved with both U.S. and Canadian operations. Other necessary technical and administrative functions are expected to be performed by contract personnel.

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

If we prove unable to secure additional capital sufficient to fund current exploration, and possible future production capacity, we will be at a competitive disadvantage in the marketplace, which would have a material adverse effect on our operations and potential profitability. We believe that the acquisition of the Wi2Wi Assets will assist in our efforts to compete in the oil and gas market place, but does not ensure that our endeavors to compete will be successful.

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

Employees

As of December 31, 2013, we had 1 full-time employee in the U.S., Mr. Vandeberg, and Legend Canada had three full-time employees, consisting of Mr. Diamond-Goldberg, an engineer and an accountant who will each be involved with both U.S. and Canadian operations. We have a common management team with Legend Canada, sharing three executive officers who handle all day-to-day management responsibilities for the two entities. Our former Chief Financial Officer, Mr. Severson, elected effective March 31, 2013, to convert to part-time contract status with the Company. We and Legend Canada retain engineers, geologists, landmen, pumpers, and other personnel on a contract or fee basis as necessary for our field and office operations.

Principal Offices

Our principal offices are located at 1218 Third Avenue, Suite 505, Seattle, WA, 98101, and are being subleased from The Apex Law Group, LLP, on a month-to-month basis for $1,500 per month beginning in August 2012. From January 1, 2012, to July 31, 2012, we rented space from Mr. Vandeberg’s law firm and the monthly lease amount was $2,500 per month. We plan to use our current space until it is no longer suitable for our operations or circumstances demand otherwise.

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

Title to oil and gas properties, including those purchased from Wi2Wi, is often not capable of conclusive determination without incurring substantial expense. Although we perform title work on all properties and other development rights we acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate. To mitigate title problems, common industry practice is to obtain a “title opinion” from a qualified oil and gas attorney prior to the drilling operations of a well. Although we intend to follow industry practice, if our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired, which would have a material adverse effect on our business.

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

With our acquisition of the Wi2Wi Assets, consisting of producing properties in Alberta and British Columbia, Canada, most of our operations will be in Canada and most of our sales will be in Canadian dollars. Our cash flows will be impacted by the foreign exchange rate between the U.S. dollar and the Canadian dollar. Appreciation or depreciation in the value of the Canadian dollar relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. We have not entered into any currency hedging transactions to protect us against this risk, and while we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to satisfactorily hedge our exposure.

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

Our authorized capital includes 100,000,000 Preferred Shares, 97,700,000 shares are undesignated, blank check Preferred Shares available for issuance. Our Board of Directors has the power to issue any or all of the Preferred Shares, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without shareholder approval. Our Board may, in the future, consider adopting additional anti-takeover measures. The authority of our Board to issue undesignated stock and the anti-takeover provisions of Colorado law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of us that are not approved by our Board. As a result, our shareholders may lose opportunities to dispose of their Common Shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of Common Shares may also be affected.

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

Unless certain conditions are met, Rule 144 is not available for the resale of securities of issuers that are, or have ever previously been, issuers with (i) no or nominal operations and (ii) no or nominal assets other than cash and cash equivalents (a “shell company”). The Asset Purchase Agreement with Wi2Wi concluded that we may have been at one time a “shell company” in the past. We believe that we were never a shell company and that, even if we were deemed to have been a shell, we ceased to be a shell company in October 2010, when we acquired our first oil and gas producing properties, and that the filing of our Annual Report on Form 10-K for the year ended December 31, 2010 satisfied the Form 10 disclosure requirements. However, if it is deemed that we did not satisfy the conditions for use of Rule 144, our shareholders would not be able to use Rule 144 for resales of restricted securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Oil and Gas Properties

We have built our asset base through leasehold interest acquisitions that are geographically focused in Canada (Peace River, Berwyn and Medicine River, Alberta and Inga, British Columbia) and in the United States (Piqua, Kansas ).

Canadian Oil and Gas Properties

On October 20, 2011, Legend Canada completed the acquisition of the majority of the petroleum and natural gas leases, lands and facilities held by Wi2Wi, Inc., formerly known as, International Sovereign Energy Corp. The acquisition of the Wi2Wi Assets is discussed in more detail in Item 1 of this Report entitled “BUSINESS – Purchase of Canadian Assets.” The purchase price was CA$8,905,031 in cash and 3,552,516 Common Shares. The Wi2Wi Assets included producing oil and gas leasehold properties in Western Canada that have been maintained through the drilling of internally generated low to medium risk exploration and development sites. The principal natural gas leasehold properties are located in Medicine River and Berwyn in Alberta, and Clarke Lake in British Columbia. The Wi2Wi Assets also included an interest in various light oil properties consisting of Red Earth and Swan Hills in Alberta, both of which were sold in 2012, and Inga in British Columbia. Schedule 1 of the Asset Purchase Agreement contains a detailed description of the Wi2Wi Assets sold to Legend Canada.

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

Joarcam, Alberta
Legend Canada recently acquired an interest in over 5,760 gross mineral acres in the Joarcam area of central Alberta as part of a joint venture with a third party, and has jointly drilled two test wells into the Viking sandstone formation. Legend Canada has a 40% working interest in the land and wells subject to Alberta Crown royalty. As of the date of this Report, currently one well is producing light oil at a rate of 5 BOPD with 2 BOPD net to Legend Canada. Additional mineral lands were acquired in a land sale during July 2011 which increased Legend Canada’s interest in the properties to seven sections. Additional vertical wells are being contemplated to more fully develop the acreage, while a horizontal drilling program is being considered in the lowermost Viking “C” sandstone formation, which has been successfully developed by other companies to the northwest at Redwater, Alberta.

Clarke Lake, British Columbia
Clarke Lake is a non-operated gas property in northeastern British Columbia. As of the date of this Report, the property currently produces almost 350 MCF/d, approximately 58 Boepd, net to Legend Canada’s interest. There is little additional development potential expected on the Clarke Lake property.

Other Properties in Alberta and British Columbia
Legend Canada owns a number of minor working interest properties in both Alberta and British Columbia. In total these properties produce a little over 20 Boepd, mostly in oil. Minor development potential is anticipated on these properties. Inga, British Columbia is the major producing property in this group with net production of 9.0 BOPD.

Undeveloped Properties
In addition to the producing properties mentioned above, Legend Canada also owns leases of undeveloped acreage with varying lease terms remaining. The total number of undeveloped acres is currently 29,296 gross acres (22,265 net).

U.S. Oil and Gas Properties

Our oil and gas property interests in the United States are located in the Piqua region of the State of Kansas. A summary discussion of these U.S. properties follows:

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

Beginning in June 2011, we drilled three additional wells on the Orth-Gillespie leased property with the objective of increasing the number of development wells and related production from the Squirrel sand reservoir. In addition, the wells were drilled in order to more fully delineate the producing pool and to increase our understanding of the distribution of the Squirrel reservoir. The results of two of the wells suggested similar thickness in reservoir on the eastern side of the Piqua property with measurable oil shows in both wells. The third well, which was drilled on the west side of the property, presented a thicker overall squirrel zone with additional oil. In addition to the drilling of these wells, we also re-completed a standing well located on an adjacent lease in the Squirrel reservoir zone. All four wells are currently producing oil.

Three additional wells commenced drilling during December 2011 and were put online during January 2012.

Four wells were drilled in Piqua in 2012.  Two were drilled on the Gillespie South lease and two on the Cress lease to the east.  Each of these resulted in successful oil wells and were put on line in September 2012.  The Cress locations further delineated the eastern extent of the Squirrel sand and helped to identify the potential for 8 new well locations on the lease.

Assuming financing to fund development, we plan to resume the twenty well program which was begun in 2012. Drilling, completion and equipment costs for wells at the Piqua properties are expected to be approximately $30,000 per well.

On November 12, 2013, the Company entered into an Agreement for Purchase and Sale with Black Oak Oil and Gas, LLC, to purchase certain oil and gas producing assets held by Black Oak and located in McCune, Kansas. These assists consist of (i) Black Oil's petroleum and natural gas rights, (ii) land and land leases totaling approximately 1,097 acres, and (iii) various vehicles and equipment used on the land.

Divide County, North Dakota
On February 25, 2011, after evaluating and studying various opportunities, we completed the acquisition of seven leaseholds on land in Divide County, North Dakota totaling 3,840 gross acres (net 167.11 acres) with all mineral rights including the Bakken and Three Forks formations. During 2012, we disposed of our working interest in this property for net proceeds of $397,000 and retained a 1% royalty interest over all of the Bakken lands for the duration of the lease term.

Disclosure of Reserves

Our proved crude oil and natural gas reserves are located in Canada and the United States.

InSite Petroleum Consultants Ltd. evaluated the reserve estimates prepared by us for the Canadian properties as of December 31, 2013 and prepared a report with its conclusions. A copy of the InSite reserve report attached hereto as Exhibit 99.2. InSite is an independent expert engineering, geological, technical and advisory company providing services to the oil and gas industry throughout the world. Each of InSite’s professionals has over 25 years of experience in the oil and gas industry. InSite’s report is intended to be compliant with SEC Regulations S-X and S-K, for the purpose of disclosure requirements. InSite utilizes the latest available technology and engineering software that incorporates all current regulatory details.

The estimated reserves for our U.S. oil and gas properties as of December 31, 2013, are based upon a reserves report prepared by the independent licensed petroleum engineering firm of KLH Consulting, located in Wichita, Kansas. The KLH reserve report is attached hereto as Exhibit 99.1. KLH is a member of the Society of Petroleum Engineers and the Kansas Independent Oil and Gas Association, and its professionals have over 35 years of experience in the oil and gas industry. KLH has served companies with oil and gas properties located in several states throughout the south and midwest regions of the United States, including the Piqua, Kansas formations, and, as such, we believe KLH has sufficient experience to appropriately assess our reserves.

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

Summary of Oil and Gas Reserves as of December 31, 2013

The following table sets forth certain information relating to our U.S. and Canadian estimated net reserves as of December 31, 2013. The information with respect to our U.S. properties is based on the KLH reserve report as of December 31, 2013, and the information with respect to our Canadian properties is based on the InSite reserve report as of December 31, 2013.

	Oil	Natural Gas	NGLs + Cond
Proved Reserves	(Mbbls)	(Mmcf)	(Mbbls)
Proved Developed Reserves
Canada	38.5	1,068.8	3.5
U.S.	61.9	—	—
Proved Undeveloped Reserves
Canada	—	—	—
U.S.	45.1	—	—

Total Proved Reserves	145.5	1,068.8	3.5

Probable Reserves
Probable Developed Reserves
Canada	7.1	150.3	1.8
U.S.	—	—	—
Probable Undeveloped Reserves
Canada	30.8	769.4	21.4
U.S.	—	—	—

Total Probable Reserves	37.9	919.7	23.2

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
With respect to our Canadian properties, our control over reserves estimates included retaining InSite as our independent petroleum and geological auditing firm. We provided InSite with information about our oil and gas properties, including production profiles, prices and costs, and InSite reviewed our estimates of the reserves attributable to the oil and gas properties. InSite is an independent expert engineering, geological, technical and advisory company providing services to the oil and gas industry throughout the world. Each of InSite’s professionals has over 25 years of experience in the oil and gas industry. Prior to our acquisition of the Canadian properties in October 2011, InSite served as the management independent petroleum and geological firm for Wi2Wi and had prepared a prior report on the properties for the prior year ended December 31, 2010. We retained InSite for reporting on our Canadian reserves at December 31, 2011, 2012 and 2013, because of their familiarity with the properties and their expertise in our industry. All of the information on Canadian oil and gas reserves in this Report is derived from InSite’s report.

Proved Undeveloped Reserves

U.S. Properties

At December 31, 2013, we estimated that we had proved undeveloped reserves (PUDs) of 45.1 MBOE for our U.S. properties, which accounted for 42% of our total estimated U.S. proved oil and gas reserves. The following table discloses our PUDs during 2013.

Oil and Natural Gas
U.S. Properties	Reserves (MBOE)
PUDs beginning of year 2012	64.5
Revisions of previous estimates	-
Conversions to proved developed reserves	-
Additional PUDs added	-

PUDs end of year 2013	45.1

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

Four wells were drilled in Piqua in 2012, each of which were successful and were put on line in September 2012.

Four wells were drilled and placed into production during August and September 2013 on the Pat Collins lease at our Piqua property.  The four wells were successfully drilled and added to the knowledge base on the lightly drilled lease.  New PUD locations were identified by this drilling.

Funding for the drilling of the Pat Collins wells was provided through the debenture financing with Hillair Capital Corp. in July 2013.  This financing was earmarked for the resumption of the Company’s 20 well drilling program on the Piqua property begun in 2012. Drilling, completion and equipment costs for wells at the Piqua properties are expected to be approximately $30,000 per well.

Canadian Properties

At December 31, 2013, we estimated that we had proved undeveloped reserves (PUDs) of 0.0 MBoe for our Canadian properties, which was due to the divestitures of the properties previously containing the PUDs. The following table discloses our progress toward the conversion of PUDs during 2013.

Oil and Natural Gas
Canadian Properties	Reserves (MBOE)
PUDs beginning of year 2013	14.7
Revisions of previous estimates	(14.7)
Conversions to proved developed reserves
Additional PUDs added

PUDs end of year 2013	0.0

Production Volumes

The following tables set forth certain information regarding the production volumes of oil and natural gas for the periods indicated for the Canadian properties.

Canadian Properties	Years Ended December 31,
	2013	2012	2011 (1)
Production volumes:
Crude oil (MBbls)	12.7	15.8	4.3
Natural gas (Mmcfs)	218.8	312.9	79.3
NGLs (MBbls)	1.7	1.8	0.5
Total production (MBOE)	50.9	69.7	18.0
Average daily production(BOED)	139.3	191.0	249.8

(1)	For the period from October 20, 2011 through December 31, 2011

The following table sets forth certain information regarding our United States production volumes of oil and natural gas for the periods indicated.

Canadian Properties	Years Ended December 31,
	2011 (1)	2010	2009
Production volumes:
Crude oil (MBbls)	20.1	27.2	23.4
Natural gas (Mmcfs)	508.9	1,036.5	1,663.0
NGLs (MBbls)	2.5	4.0	5.0
Total production (MBOE)	107.4	204.0	306.1
Average daily production	294.3	558.8	838.6

(1)	For the period from January 1, 2011 through October 20, 2011

The following table sets forth certain information regarding our United States production volumes of oil and natural gas for the periods indicated.

U.S. Properties	Years Ended December 31,
	2013	2012	2011
Production volumes:
Oil production (MBbls)	4.70	5.21	2.98
Average daily production (BOED)	12.85	14.23	8.16

Drilling and Development Activity

The following table sets forth wells drilled and completed during the periods indicated on our U.S. oil and gas properties.

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development
Oil wells	6.00	5.25	4.00	3.50	7.00	6.13
Natural gas wells	0.00	0.00	0.00	0.00	0.00	0.00
Dry wells	0.00	0.00	0.00	0.00	0.00	0.00

Total	6.00	5.25	4.00	3.50	7.00	6.13

Exploration
Oil wells	0.00	0.00	0.00	0.00	0.00	0.00
Natural gas wells	0.00	0.00	0.00	0.00	0.00	0.00
Dry wells	0.00	0.00	0.00	0.00	0.00	0.00

Total	0.00	0.00	0.00	0.00	0.00	0.00

Productive Wells and Acreage

The following tables summarize our total oil wells by type and gross and net productive hydrocarbon wells by country as of December 31, 2013. A net well represents our percentage ownership of a gross well. The following table does not include wells which were awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation.

	Producing Wells		Non-Producing Wells
	Gross	Net	Gross	Net
United States
Oil	99.00	86.63	48.00	42.00
Gas	—	—	—	—

Total	99.00	86.63	48.00	42.00

Canada
Oil	2.00	1.30	3.00	1.65
Gas	12.00	4.43	35.00	15.06

Total	14.00	5.73	38.00	16.71

The following table sets forth our undeveloped and developed gross and net leasehold acreage at December 31, 2013. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Developed		Undeveloped
	Gross	Net	Gross	Net
United States (acres)	2,137	1,801.6	160	137.2
Canada (acres)	26,548	9,027	16,204	15,455

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

In connection Legend Canada’s acquisition of the Wi2Wi Assets, we performed thorough due diligence with respect to the properties. In particular, we engaged a third-party firm to perform title review of the properties. We also reviewed all lease documents, including lease operating statements identifying production, royalties, operating expense and net revenues. We further performed site inspections as we determined necessary.

Delivery Commitments

We currently have no delivery commitments for product obtained from our wells in Canada or the U.S.

Dry Holes

We have not experienced any dry holes.

ITEM 3.	LEGAL PROCEEDINGS

On October 28, 2013, RR Donnelly & Sons Company filed a complaint against the Company seeking to collect approximately $68,913.21, plus interest for services rendered on or before November 30, 2012.

As of the date of this Report, there are no other claims, proceedings, actions or lawsuits in existence, or to our knowledge threatened or asserted, against us or with respect to any of our assets that would materially adversely affect our business, property or financial condition, including environmental actions or claims. In addition, there are no outstanding judgments against us or any consent decrees or injunctions to which we are subject or by which our assets are bound. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We do not know of any proceedings to which any of our directors, executive officers, or affiliates, any owner of record of the beneficially or more than five percent of its common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse or has a material interest adverse to us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

The following table sets forth, for the period indicated, the average high and low closing prices for our Common Shares on the OTCBB as reported by various OTCBB market makers. The quotations reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
Fiscal 2012:
Fourth quarter, ended December 31, 2012	$0.09	$0.06
Third quarter, ended September 30, 2012	0.14	0.11
Second quarter, ended June 30, 2012	0.45	0.37
First quarter, ended March 31, 2012	1.06	0.85

Fiscal 2013:
Fourth quarter, ended December 31, 2013	$0.05	$0.04
Third quarter, ended September 30, 2013	0.09	0.07
Second quarter, ended June 30, 2013	0.05	0.05
First quarter, ended March 31, 2013	0.07	0.06

As of March 19, 2014, the closing sales price for our Common Shares on the OTCBB was $0.048.

Holders

As of the latest practical date before filing this annual report, there were 119,011,844 Common Shares issued and outstanding, held by 31 holders of record.

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

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes.  We incorporate by reference into this Report our audited consolidated financial statements for the years ended December 31, 2013 and 2012.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “Forward Looking Statements,” and elsewhere in this Report.

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

Overview of Business

We are an oil and gas exploration, development and production company.  Our oil and gas property interests are located in Western Canada (in Berwyn and Medicine River in Alberta, and Clarke Lake in British Columbia) and in the United States (in the Piqua region of the State of Kansas).

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

On October 20, 2011, our wholly-owned subsidiary, Legend Canada completed the acquisition of the majority of the petroleum and natural gas leases, lands and facilities held by Wi2Wi, formerly International Sovereign. The assets acquired consisted of substantially all of Wi2Wi’s assets (which are the properties in Alberta and British Columbia described above).

Our Company was incorporated under the laws of the State of Colorado on November 27, 2000 under the name “SIN Holdings, Inc.” On November 29, 2010, we changed our name to Legend Oil and Gas, Ltd. Our only subsidiary is Legend Canada, which was formed in Alberta, Canada on July 28, 2011 to acquire the Wi2Wi assets. Neither we nor Legend Canada are reporting issuers in any province of Canada.

On January 23, 2014, we entered into an agreement with New Western to consummate a business combination.  Under the agreement, we will merge with and into a newly formed entity and each outstanding share of our common stock will be converted into the right to receive 1 share of New Western common stock for every 3 shares common stock of the Company.  The newly formed entity will be the surviving entity.  The closing date for the merger is to be determined by the Company and New Energy and is contingent upon shareholder approval and having an effective Form S-4 registration statement in accordance with the provisions of the U.S. Securities Act.

Results of Operations

The following is a discussion of our consolidated results of operations, financial condition and capital resources.  You should read this discussion in conjunction with our Consolidated Financial Statements and the Notes thereto contained elsewhere in this report..  Comparative results of operations for the periods indicated are discussed below.

The following table sets forth certain of our oil and gas operating information for the years ended December 31, 2013, and December 31, 2012, respectively.

	Year Ended December 31,
	2013	2012	Change	% Change
Production Data :
Oil production (bbls)	15,844	21,004	(5,160)	(25)
Average daily oil production (bbl/d)	43	57	(14)	(25)
Natural gas production (mcf)	219,244	312,876	(93,632)	(30)
Average daily natural gas production (mcf/d)	601	855	(254)	(30)
Natural gas liquids production (bbl)	1,714	1,802	(88)	(5)
Average daily natural gas liquids production (bbl/d)	5	5	-	-
Total BOE	54,098	74,952	(20,854)	(28)
Total BOE/d	148	205	(57)	(28)

Revenue Data :
Oil revenue ($)	1,241,000	1,671,000	(430,000)	(26)
Average realized oil sales price ($/bbl)	78.89	79.57	(0.68)	(1)
Gas revenue ($)	666,000	683,000	(17,000)	(3)
Average realized gas sales price ($/mcf)	3.07	2.18	0.89	41
Natural gas liquids revenue ($)	99,000	96,000	3,000	3
Average realized natural gas liquids price ($/bbl)	58.36	53.32	5.04	10
Operating expenses :
Production expenses	1,459,000	1,835,000	(376,000)	(21)
Average operating expenses ($/boe)	29.96	24.48	5.48	22

Operating Margin ($/boe)	10.17	8.52	1.65	19

Depreciation, depletion, and amortization	285,000	1,046,000	(761,000)	(73)

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

Production and Revenue

Revenues

	Year Ended December 31,
	2013	2012	Change	Change
Product revenues:	$	$	$	%
Crude oil sales	1,241,000	1,671,000	(430,000)	(26)
Natural gas sales	666,000	683,000	(17,000)	(3)
Natural gas liquids sales	99,000	96,000	3,000	3
Processing revenue	3,000	24,000	(21,000)	(88)
Product revenues	2,009,000	2,474,000

The lower oil volumes in Canada combined with slightly lower realized prices led to a decrease in oil revenue.  Gas revenues were marginally lower in 2013 due to lower volumes in Canada offset by a stronger natural gas market price environment.  Liquids revenues during the 2013 periods were higher compared to 2012 due to stronger prices linked to natural gas pricing.

Production

	Year Ended December 31,
	2013	2012	Change	Percent Change
Sales Volume :
Crude Oil(bbl)	15,844	21,004	(5,160)	(25)
Natural Gas(mcf)	219,244	312,876	(93,632)	(30)
Natural Gas Liquids(bbl)	1,714	1,802	(88)	(5)
Total BOE	54,098	74,952	(20,854)	(28)

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

The decrease in oil and natural gas volumes are largely due to the asset sales in Canada as well as shut in production in selected areas.  Natural gas volumes decreased in Canada, largely due to a decrease in the Northeast British Columbia area due to shut in production.  The decrease in natural gas liquids is reflective of the decrease in natural gas, as the liquids tend to be associated with the production of the natural gas.

Commodity Prices Realized

	Year Ended December 31,
	2013	2012	Change	Change
Sales Price :	$	$	$	%
Crude Oil($/bbl)	78.89	79.57	(0.68)	(1)
Natural Gas($/mcf)	3.07	2.18	0.89	41
Natural Gas Liquids($/bbl)	58.36	53.32	5.04	10

The average price per barrel of oil during 2013 was lower than 2012, reflective of the pricing environment that the Company is participating in, particularly with the price differential in Canada as we continue to see steep differentials in the pricing of our Canadian oil.  The natural gas prices reflect a stronger gas price environment in 2013 in Canada in comparison to 2012.  Liquids pricing is linked to the oil and natural gas pricing environment, which leads to the stronger pricing for 2013.  The prices we receive for our oil and natural gas production are determined by the market and heavily influence our revenue, profitability, access to capital and future rate of growth.

Production Expenses

Production expenses for the year ended December 31, 2013 totaled $1,459,000, compared to $1,835,000 in 2012, where the impact of lower volumes led to the decrease.  On a per barrel basis, the production expense increased from $24.28/boe in 2012 to $26.96/boe in the corresponding period of 2013.  Production expenses consist of day-to-day operational expenses for production of oil and maintenance and repair expenses for the wells and property.

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses increased at December 31, 2013 to $3,955,000, as compared to $3,635,000 for the same period in 2012. The decrease in professional fees and salaries reflects cost cutting efforts by the Company.

	Year Ended December 31,
	2013	2012	Change	Change
General and administrative expenses	$	$	$	%
Professional fees	529,000	718,000	(189,000)	(26)
Salaries and benefits	1,029,000	896,000	133,000	15
Office and administration	929,000	635,000	294,000	46
Stock based compensation	1,468,000	1,386,000	82,000	1
Total	3,955,000	3,635,000	320,000	9

Stock based compensation is a significant item in general and administrative expenses, and the amount in the first quarter of 2013 reflects the full amortization of the fair value of options granted in 2011and 2012.   Disclosure of these stock based compensation transactions can be found in Note 5 to the Notes to Consolidated Financial Statements for the period ended December 31, 2013.

Depletion, depreciation, amortization and impairment

The Company incurred $290,000 for depreciation, depletion, amortization for the year ended December 31, 2013 ($1,046,000 for 2012), reflective of the lower production levels of the Company and a decrease of the property of the Company.   The Company has incurred $8,113,000 in impairment charges for the year ended December 31, 2013, as compared to $1,070,000 for the similar period ended December 31, 2012.

Accretion expense

For year ended December 31, 2013 the Company had accretion expense of $63,000 ($59,000 for 2012).  Accretion expense is consistent for the periods presented due to the consistent level of asset retirement obligations during the periods.

Interest expense

Interest expense was $868,000 for the year ended December 31, 2013 compared to $222,000 in 2012 for the similar period.  Interest expense for the periods presented varies with the average balance of the Company’s note payable to bank, as well as charges related to the short term note payables originating in 2013 as well as the convertible debentures originating in 2013.

Net loss

The Company recorded a net loss of $12,331,000 for the year ended December 31, 2013, as compared to the net loss of $9,281,000 in 2012.  The impairment recognized in 2013 was a significant driver in the increase in the net loss year over year.

Liquidity and Capital Resources

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through 2013. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of equity issuances and borrowing under loan agreements and to a lesser extent by operating cash flows, to execute on our business plan for the acquisition, exploration, development and production of oil and gas reserves. At December 31, 2013, we had cash and cash equivalents totaling approximately $64,000.

In October 2011, we established a revolving demand loan with National Bank of Canada (the “Bank”) through our wholly-owned subsidiary, Legend Canada. The credit facility currently has a maximum borrowing base of CA$1.6 million and is payable in full at any time upon demand.

Wi2Wi, formerly International Sovereign Energy Corp., and the holders of our convertible preferred stock had “put” rights to require us to repurchase their shares at a price of $2.00 per share.  On May 1, 2013, the Company and Wi2Wi entered into a Settlement and Termination Agreement, of which a key component is the elimination of the put right associated with all of the common stock held by Wi2Wi.  On May 28, 2013, all of the Company’s preferred shareholders converted their preferred stock to common stock and the Company issued additional shares of common stock to the preferred shareholders as consideration for forfeiting their put rights.  As of December 31, 2013, the Company has no capital stock issued and outstanding with put rights.

During 2013, the Company received advances totaling $125,000 under a convertible note payable agreement with a third party that provides for total borrowing of $300,000.

On July 10, 2013, the Company received $900,000 from issuing an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair Capital Investments, L.P. (“Hillair”) in the amount of $1,008,000, convertible at a rate of $0.0561, and payable on or before December 1, 2014.  On November 22, 2013, the Company received $550,000 from issuing an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair in the amount of $616,000, convertible at a rate of $0.0561, and payable on or before December 1, 2014.

On August 22, 2013, the Company entered into a Forbearance Agreement with the Bank, which conveyed the Bank additional control over the assets of the Company, increased the interest payments to prime rate of interest plus 4%, and indicated through sale of assets or other means full repayment of the existing credit facility in full by November 29, 2013.  A fee of CA$25,000 will be paid on the earlier of (i) the date of repayment of existing credit facility, or, (ii) November 29, 2013.  In addition, the Company had various conditions to adhere to, including ; (a) settlement of license liability with Alberta Energy Regulator, (b) engagement of marketing agent to facilitate the sale of Canadian properties to retire existing facility, (c) a release of various funds for operational upgrades and maintenance of select Canadian properties, (d) delinquent bank reporting be completed and brought up to date, (e) dedication of funds from Hillair financing to Canadian facility and (f) continued and on-going monthly reporting on progress of activity within the Forbearance Agreement process.  It is the Company’s belief that these conditions were met where required, with the only exception being the license liability and this due to a change in regulation allowing relief.  The Company has closed the sale of Boundary Lake, Wildmere, and Inga properties in connection with the Forbearance Agreement and used the proceeds to partially repay the revolving demand loan.

The National Bank has elected to terminate the formal forbearance and has replaced it with a day to day effort to have the company continue to sell assets, look for new sources of capital and with the advent of the New Western merger, look at the financial strength of the combined entity of the two companies in order to determine the best course of action concerning the revolving demand loan.

As of the date that these financial statements were issued, we have an outstanding balance under the revolving demand loan with the Bank in the amount of approximately $1,496,942 (CA$1,592,153).  The Bank may demand repayment of all amounts owed to it at any time.  There is no assurance that any portion of this credit facility will be available in the future.

As the Company and New Western move into 2014, they will look to finalize merger proceedings in a timely and efficient manner.  There are various financial initiatives underway in both entities, and it is the Company’s belief that some or all of these measures will provide financial flexibility in the future.

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

We anticipate needing additional financing to fund our drilling and development plans in 2014.  We may seek financing from other sources, which may also include the sale of certain of our oil and gas properties.  Our ability to obtain financing or to sell our properties on favorable terms may be impaired by many factors outside of our control, including the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and other factors. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital.

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

The following table summarizes our cash flows for the periods ended December 31, 2013 and December 31, 2012, respectively:

	For the year ended December 31,
	2013	2012
Net cash flows from in operating activities	$(1,416,000)	$(532,000)
Net cash flows from investing activities	1,130.000	1,608,000)
Net cash flows from financing activities	(108,000)	(970,000)
Effect of exchange rate changes	446,000	(146,000)
Net change in cash during period	$51,000	$(40,000)

Cash from Operating Activities

Cash used by operating activities was $1,416,000 for the year ended December 31, 2013, as compared to cash used by operating activities of $532,000 in the year ended December 31, 2012. The increase in cash used is due to the costs of the company increasing moderately while revenues have fallen.

Cash from Investing Activities

Cash used for investing activities for the year ended December 31, 2013 was $1,130,000 as compared to $1,608,000 contributed during the year ended December 31, 2012.  2012 saw the Company conduct asset sales of Swan Hills, Red Earth and Divide County, while 2013 saw drilling activity offset by asset sales in Wildmere and Boundary Lake.

Cash from Financing Activities

Total net cash used in financing activities was $970,000 for the year ended December 31, 2012, as the Company extinguished part of their bank financing. Total net cash used by financing activities in the year ended December 31, 2013 was $108,000 consisting of repayment of bank debt, offset by proceeds of a note payable.

Credit Facility

At December 31, 2013, our revolving bank facility was CA$2,024,000.  This revolving facility is payable on demand at anytime by the Bank.

Planned Capital Expenditures

Based on the planned acquisition by New Western Energy Corporation, all future expenditures will remain on hold.  We anticipate further delineation of the recently acquired Kansas properties as opportunity presents.

Off Balance Sheet Arrangements

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Legend Oil and Gas, Ltd.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Legend Oil and Gas, Ltd. and subsidiary ("the Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legend Oil and Gas, Ltd. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
April 15, 2014

Legend Oil and Gas Ltd.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012

	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$64,283	$12,989
Accounts receivable	329,123	302,502
Prepaid expenses	102,191	102,741
Total current assets	495,597	418,232

Deposits	3,740	6,078
Oil and gas property, plant and equipment
Proven property - net	2,493,328	5,278,426
Unproven property	1,224,311	8,426,997
Total oil and gas properties, net	3,717,639	13,705,423
Total assets	$4,216,976	$14,129,733

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,656,948	$1,389,908
Note payable to bank	2,018,951	3,702,279
Current portion of long term debt, net	27,496	-
Convertible debt, net	612,527	-
Embedded derivative liabilities	1,161,284	-
Total current liabilities	5,477,206	5,092,187
Asset retirement obligations	1,533,121	1,654,032
Total liabilities	7,010,327	6,746,219

Contingently redeemable convertible preferred stock (100,000,000 shares authorized; $0.001 par value; zero and 1,700,000 shares issued and outstanding, respectively; redemption $2.00 per share)	-	366,953
Contingently redeemable common stock	-	47,764,927
	-	48,131,880

Stockholders’ Equity (Deficit)

Common stock - 400,000,000 shares authorized; $0.001 par value; 109,343,534 and 77,220,271 shares issued and outstanding respectively	109,343	77,220
Additional paid-in capital	25,726,902	(25,353,942)
Accumulated other comprehensive loss	17,188	152,634
Accumulated deficit	(28,646,784)	(15,624,278)
Total stockholders’ equity (deficit)	(2,793,351)	(40,748,366)
Total liabilities and stockholders’ equity (deficit)	$4,216,976	$14,129,733

The accompanying notes are an integral part of these consolidated financial statements

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2013 and 2012

	2013	2012
Oil and gas revenue	$2,009,136	$2,473,808

Costs and Expenses
General and administrative	3,954,814	3,635,043
Production expenses	1,458,962	1,834,605
Depletion, depreciation, and amortization	289,967	1,045,542
Impairment on oil and gas assets	7,916,993	1,069,948
Accretion on asset retirement obligation	62,868	58,712
Total costs and expenses	13,683,604	7,643,850

Operating Loss	(11,674,468)	(5,170,042)

Other Income and Expense
Interest expense	(868,346)	(222,040)
Gain on sale of unproven property	-	257,745
Gain on embedded derivative liabilities	211,458	-
Change in value of contingent consideration	-	(4,147,005)
Total other income and expense	(656,888)	(4,111,300)

Net loss	(12,331,356)	(9,281,342)
Preferred stock dividends	(691,150)	-
Net loss applicable to common stock	$(13,022,506)	$(9,281,342)

Basic and diluted weighted average shares outstanding	91,919,764	66,186,033

Basic and diluted net loss per common share	$(0.14)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years ended December 31, 2013 and 2012

	2013	2012

Net loss	$(12,331,356)	$(9,281,342)
Other comprehensive loss
Foreign currency translation adjustment	(135,446)	195,072
Comprehensive loss	$(12,466,802)	$(9,086,270)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years ended December 31, 2013 and 2012

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income Loss	Accumulated Deficit	Total

Balance at December 31, 2011	50,582,516	$50,583	$7,691,161	$(42,438)	$(6,342,936)	$1,356,370
Common stock issued for services	1,160,000	1,160	151,340	-	-	152,500
Conversion of convertible preferred stock to common stock	600,000	600	128,913	-	-	129,513
Issuance of common stock to settle contingent consideration obligation	21,350,247	21,350	5,529,715	-	-	5,551,065
Reclassification to contingently redeemable common stock	-	-	(42,700,495)	-	-	(42,700,495)
Reclassification out of contingently redeemable common stock	-	-	2,040,600	-	-	2,040,600
Issuance of common stock to Lincoln Park Capital	3,527,508	3,527	418,473	-	-	422,000
Stock based compensation	-	-	1,386,351	-	-	1,386,351
Foreign currency translation	-	-	-	195,072	-	195,072
Net loss	-	-	-	-	(9,281,342)	(9,281,342)
Balance at December 31, 2012	77,220,271	77,220	(25,353,942)	152,634	(15,624,278)	(40,748,366)
Common stock issued for services	7,700,000	7,700	482,300	-	-	490,000
Stock based compensation	-	-	1,206,994	-	-	1,206,994
Foreign currency translation	-	-	-	(135,446)	-	(135,446)
Conversion of note payable	2,772,407	2,772	59,761	-	-	62,533
Discount on short term note payable	-	-	124,430	-	-	124,430
Conversion of convertible preferred stock to common stock	1,700,000	1,700	365,253	-	-	366,953
Dividends on preferred stock	13,823,000	13,823	677,327	-	(691,150)	-
Reclassification out of contingently redeemable common stock	-	-	47,764,926	-	-	47,764,926
Stock issued for interest payment	955,128	955	30,405	-	-	31,360
Stock issued to employees	2,900,000	2,900	258,100	-	-	261,000
Stock issued for property	2,272,728	2,273	111,348	-	-	113,621
Net loss	-	-	-	-	(12,331,356)	(12,331,356)
Balance at December 31, 2013	109,343,534	$109,343	$25,726,902	$17,188	$(28,646,784)	$(2,793,351)

The accompanying notes are an integral part of these consolidated financial statements

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,331,356)	$(9,281,342)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	1,467,994	1,386,351
Amortization of discounts on notes payable	617,195	-
Accretion on asset retirement obligation	62,868	58,712
Issuance of common stock for services	521,360	152,500
Change in value of contingent consideration liability	-	4,147,005
Depletion, depreciation, amortization and impairment	8,206,960	2,115,490
Gain on sale of unproven property	-	(257,745)
Change in value of derivative liabilities	(211,458)	-
Changes in operating assets and liabilities:
Accounts receivable	(26,621)	93,911
Prepaid expenses and other assets	2,888	(14,816)
Accounts payable	274,571	1,067,487
Net cash flows from operating activities	(1,415,599)	(532,447)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of oil and gas properties	2,059,954	2,116,129
Oil and gas property development costs	(930,316)	(507,763)
Net cash flows from investing activities	1,129,638	1,608,366

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock and warrants	-	422,000
Proceeds from notes payable	1,201,957	-
Proceeds (payments on) note payable to bank	(1,310,285)	(1,391,763)
Net cash flows from financing activities	(108,328)	(969,763)

Change in cash and cash equivalents before effect of exchange rate changes	(394,289)	106,156
Effect of exchange rate changes	445,583	(145,893)
Net change in cash and cash equivalents	51,294	(39,737)

Cash and cash equivalents, beginning of period	12,989	52,726
Cash and cash equivalents, end of period	$64,283	$12,989

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$124,151	$220,040

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for contingent consideration		$-	$5,551,065
Common stock classified as contingently redeemable		$-	$(42,700,495)
Conversion of convertible preferred stock to common stock		$366,953	$129,513
Common stock reclassified from contingently redeemable		$47,764,926	$2,040,600
Preferred stock dividend		$691,150	$-
Discount on convertible debt	$		$-
Stock issued for purchase of oil and gas property		$113,621	$-
Repayment of note payable to bank with proceeds of convertible notes payable		$373,043	$-
Discount on short term note payable		$74,810	$-

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF OPERATIONS

Description of Business
We are an oil and gas exploration, development and production company.  Our  oil and gas property interests are located in Western Canada (in Berwyn and Medicine River in Alberta, and Clarke Lake and Inga in British Columbia) and in the United States (in the Piqua region of the State of Kansas).

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

On January 23, 2014, we entered into an agreement with New Western Energy Corporation (“New Western”) to consummate a business combination.  Under the agreement, we will merge with and into a newly formed entity and each outstanding share of our common stock will be converted into the right to receive one share of New Western common stock for every three shares common stock of the Company.  The newly formed entity will be the surviving entity.  The closing date for the merger is to be determined by the Company and New Energy and is contingent upon shareholder approval and having an effective Form S-4 registration statement in accordance with the provisions of the U.S. Securities Act.

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

Accounts Receivable

Accounts receivable are due under normal trade terms and are presented on the consolidated balance sheets net of allowances for doubtful accounts.  We establish provisions for losses on accounts receivable for estimated uncollectible accounts and regularly review collectability and establish or adjust the allowance as necessary using the specific identification method.  Account balances that are deemed uncollectible are charged off against the allowance.  No allowance for doubtful accounts was necessary as of December 31, 2013 and December 31, 2012.

Comprehensive Income

For operations outside of the U.S. that prepare financial statements in currencies other than U.S. dollars, we translate the financial statements into U.S. dollars.  Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical costs.  The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss).  Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at December 31, 2013 and December 31, 2012.

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through 2013. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of equity issuances and borrowing under loan agreements and to a lesser extent by operating cash flows, to execute on our business plan for the acquisition, exploration, development and production of oil and gas reserves. At December 31, 2013, we had cash and cash equivalents totaling approximately $64,000.

In October 2011, we established a revolving demand loan with National Bank of Canada (the “Bank”) through our wholly-owned subsidiary, Legend Canada. The credit facility currently has a maximum borrowing base of CA$1.6 million and is payable in full at any time upon demand.

Wi2Wi, formerly International Sovereign Energy Corp., and the holders of our convertible preferred stock had “put” rights to require us to repurchase their shares at a price of $2.00 per share.  On May 1, 2013, the Company and Wi2Wi entered into a Settlement and Termination Agreement, of which a key component is the elimination of the put right associated with all of the common stock held by Wi2Wi.  On May 28, 2013, all of the Company’s preferred shareholders converted their preferred stock to common stock and the Company issued additional shares of common stock to the preferred shareholders as consideration for forfeiting their put rights.  As of December 31, 2013, the Company has no capital stock issued and outstanding with put rights.

During 2013, the Company received advances totaling $125,000 under a convertible note payable agreement with a third party that provides for total borrowing of $300,000.

On July 10, 2013, the Company received $900,000 from issuing an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair Capital Investments, L.P. (“Hillair”) in the amount of $1,008,000, convertible at a rate of $0.0561, and payable on or before December 1, 2014.  On November 22, 2013, the Company received $550,000 from issuing an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair in the amount of $616,000, convertible at a rate of $0.0561, and payable on or before December 1, 2014.

On August 22, 2013, the Company entered into a Forbearance Agreement with the Bank, which conveyed the Bank additional control over the assets of the Company, increased the interest payments to prime rate of interest plus 4%, and indicated through sale of assets or other means full repayment of the existing credit facility in full by November 29, 2013.  A fee of CA$25,000 will be paid on the earlier of (i) the date of repayment of existing credit facility, or, (ii) November 29, 2013.  In addition, the Company had various conditions to adhere to, including ; (a) settlement of license liability with Alberta Energy Regulator, (b) engagement of marketing agent to facilitate the sale of Canadian properties to retire existing facility, (c) a release of various funds for operational upgrades and maintenance of select Canadian properties, (d) delinquent bank reporting be completed and brought up to date, (e) dedication of funds from Hillair financing to Canadian facility and (f) continued and on-going monthly reporting on progress of activity within the Forbearance Agreement process.  It is the Company’s belief that these conditions were met where required, with the only exception being the license liability and this due to a change in regulation allowing relief.  The Company has closed the sale of Boundary Lake, Wildmere, and Inga properties in connection with the Forbearance Agreement and used the proceeds to partially repay the revolving demand loan.

The Bank has elected to terminate the formal forbearance and has replaced it with a day to day effort to have the company continue to sell assets, look for new sources of capital and with the advent of the New Western merger, look at the financial strength of the combined entity of the two companies in order to determine the best course of action concerning the revolving demand loan.

As of the date that these financial statements were issued, we have an outstanding balance under the revolving demand loan with the Bank in the amount of approximately $1,496,942 (CA$1,592,153).  The Bank may demand repayment of all amounts owed to it at any time.  There is no assurance that any portion of this credit facility will be available in the future.

As the Company and New Western move into 2014, they will look to finalize merger proceedings in a timely and efficient manner.  There are various financial initiatives underway in both entities, and it is the Company’s belief that some or all of these measures will provide financial flexibility in the future.

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

We anticipate needing additional financing to fund our drilling and development plans in 2014.  We may seek financing from other sources, which may also include the sale of certain of our oil and gas properties.  Our ability to obtain financing or to sell our properties on favorable terms may be impaired by many factors outside of our control, including the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and other factors. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital.

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

Full Cost Method of Accounting for Oil and Gas Properties

We have elected to utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs are capitalized into a cost center.  Our cost centers consist of the Canadian cost center and the United States cost center.  Oil and gas properties are presented as discontinued operations when an entire cost center is to be disposed.

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

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties in each cost center are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  If the cost of oil and gas properties exceeds the ceiling, the excess is reflected as a non-cash impairment charge to earnings.  The impairment charge is permanent and not reversible in future periods, even though higher oil and gas prices in the future may subsequently and significantly increase the ceiling amount.  Impairment charges amounted to $7,916,993 and $1,069,948 for the years ended December 31, 2013 and 2012, respectively.

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

Stock-based compensation

We measure compensation cost for stock-based payment awards at fair value and recognizes it as compensation expense over the service period for awards expected to vest.  Our policy is to issue new shares when options are exercised.  Compensation cost from the issuance of stock options and stock grants is recorded as a component of general and administrative expenses in the consolidated statements of operations, net of an estimated forfeiture rate, and amounted to $1,467,994 and $1,386,351 for the years ended December 31, 2013 and 2012, respectively.

Net Loss Per Common Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period, including contingently redeemable common stock. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding.  Potentially dilutive common shares include warrants to purchase shares of common stock (32,713,067 shares for 2013 and 4,150,000 for 2012), notes payable convertible into common stock (31,515,457 shares for 2013 and nil shares for 2012), options to purchase shares of common stock (600,000 shares for 2013 and 2,800,000 shares for 2012), and preferred stock convertible into shares of common stock (nil shares for 2013 and 1,700,000 for 2012).  During the years ended December 31, 2013 and 2012 potentially dilutive common shares were not included in the computation of diluted loss per share as to do so would be anti-dilutive.

Income Taxes

We recognize income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns.  A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities.  Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.  A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized.  We established a valuation allowance for the full amount of the net deferred tax asset during the periods presented.  Should they occur, our policy is to classify interest and penalties related to tax positions as interest expense.  Since our inception, no such interest or penalties have been incurred.  We are no longer subject to federal examination for years before 2010.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents approximate their fair value (determined based on level 1 inputs in the fair value hierarchy) based on the short-term nature of these financial instruments.  The carrying values of notes payable, long term debt, and convertible debt approximate their fair value (determined based on level 3 inputs in the fair value hierarchy) because interest rates approximate market interest rates.

Concentration

During the years ended December 31, 2013 and 2012, sales of oil and gas to certain customers individually exceeded 10% of the total oil and gas revenue.  For the year ended December 31, 2013, sales to Husky Energy Marketing, Kelly Maclaskey Oilfield Service Inc., BP Canada Energy , Gibson Petroleum and Suncor Energy accounted for approximately 27%, 21%, 17%,17%, and 13% of total oil and gas sales, respectively.  For the year ended December 31, 2012, sales to Husky Energy Marketing, Kelly Maclaskey Oilfield Service Inc., BP Canada Energy and Gibson Petroleum accounted for approximately 28%, 16%, 13%, and 11% of total oil and gas sales, respectively.  We believe that the loss of any of the significant customers would not result in a material adverse effect on our ability to market future oil and natural gas production.

NOTE 3 – OIL AND GAS PROPERTIES

The amount of capitalized costs related to oil and gas property and the amount of related accumulated depletion, depreciation, and amortization are as follows:

	2013	2012
Proven property, net of impairment	$4,241,776	$6,817,562
Accumulated depletion, depreciation, and amortization	(1,748,448)	(1,539,136)
	2,493,328	5,278,426
Unproven property	1,224,311	8,426,997
	$3,717,639	$13,705,423

2013 Property Sales and Acquisitions

On November 28, 2013, the Company acquired oil and gas producing assets located near McCune, Kansas.  The net assets acquired had a fair value of $363,621 on the acquisition date and consisted of proven property.  The consideration transferred amounted $363,621, resulting in no goodwill or bargain purchase gain.  The consideration consisted of $250,000 in cash and 2,272,728 shares of restricted common stock with a fair value of $113,621.  The fair value of the common stock on the date transferred was determined on the basis of the closing market price of the Company’s common shares on the acquisition date.  The results of the acquisition are included in the accompanying consolidated financial statements since the date of purchase.

During November and December of 2013, the Company sold the Boundary Lake and Wildmere properties located in Alberta, Canada for $2,059,954 (CA$2,162,000) and the proceeds accounted for as an adjustment to the capitalized costs in the Canadian cost center with no gain or loss recognized in income.  In connection with the sale, the related unevaluated property amounting to $6,731,149 was transferred to the Canadian full cost pool and was subject to depletion and amortization.

Subsequent to December 31, 2013, the Company sold the Inga property located in British Columbia, Canada for CA$435,000.  The Company does not intend to dispose of the entire Canadian cost center, and as such, the Inga property is not presented as discontinued operations in the accompanying financial statements.

2012 Property Sales

In 2012, the Company sold the Swan Hills and Red Earth properties located in Alberta, Canada for $1,719,598 and the proceeds were accounted for as an adjustment to the capitalized costs in the Canadian cost center with no gain or loss recognized in income.

On October 29, 2012, the Company sold the Divide County assets in North Dakota for net proceeds of $396,531.  There was a substantial economic difference between the North Dakota property and property retained in the United States cost center due to the degree of development of the properties.  As such, we allocated the capitalized costs within the cost center based on the relative fair value of the properties in determining whether the there was a significant alteration in the relationship between capitalized costs and proved reserves resulting from the sale.  We determined that deferring the gain by crediting the sales proceeds against capitalized costs would result in a significant alteration in the relationship between capitalized costs and proved reserves, and a significant distortion of the amortization rate.  As a result, the sale resulted in a gain recognized in income of $257,745 during the year ended December 31, 2012.

NOTE 4 – ASSET RETIREMENT OBLIGATION

The following table reconciles the value of the asset retirement obligation for the years ended December 31, 2013 and 2012 :

	2013	2012
Opening balance, January 1	$1,654,032	$1,601,423
Foreign currency translation adjustment	(91,412)	(6,103)
Additional oil and gas properties	110,000	-
Disposal	(202,367)	-
Accretion expense	62,868	58,712
Ending balance, December 31	$1,533,121	$1,654,032

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

During 2011, the Company issued 3,552,516 shares of common stock in connection with the acquisition of oil and gas property from Wi2Wi.  Wi2Wi had a put right to require us to repurchase such shares for a price of $2.00 per share.  In addition, on May 17, 2012, the Company issued Wi2Wi 21,350,247 shares of common stock in order to satisfy the security price guarantee associated with the acquisition and those shares also included a put right to require us to repurchase the shares for $2.00.  Wi2Wi disposed of 1,020,300 of their common shares during 2012.  As such, the aggregate redemption value of the 23,882,463 shares of contingently redeemable common stock outstanding held by Wi2Wi was $47,764,926 at December 31, 2012.

During 2011, the Company issued 2,300,000 units (consisting of one share of restricted convertible preferred stock and a warrant to purchase one share of restricted common stock) in connection with a private placement.  The preferred stockholders had the right to require us to repurchase such shares for a price of $2.00 per share.  The initial carrying value of the convertible preferred stock (after allocating a portion of the proceeds to the warrants) presented as mezzanine equity in the consolidated financial statements amounted to $496,467.  During 2012, the holder of 600,000 shares of convertible preferred stock elected to convert its preferred shares to common stock.  After the impact of the conversion of 600,000 shares of convertible preferred stock, the balance of preferred stock presented as mezzanine equity in the consolidated financial statements was $366,953 at December 31, 2012.

On May 1, 2013, the Company and Wi2Wi entered into an agreement to eliminate the put right.  For accounting purposes, the carrying amount of the contingently redeemable common stock amounting to $47,764,926 was transferred to additional paid-in capital in the consolidated financial statements.  On March 26, 2012 the holders of convertible preferred stock agreed to waive their put right with the condition that Wi2Wi also waive their put option.  As a result of the agreement with Wi2Wi and the election to convert to common stock by preferred shareholders, on June 20, 2013, the Company issued 1,700,000 shares of common stock related to the 1:1 conversion of the preferred stock to common stock, and 13,823,000 shares of common stock as consideration for forfeiting their put rights.  The fair value of the consideration shares determined from the closing price of the shares on the date transferred amounting to $691,150 was recorded as a dividend to the preferred stock holders.  In addition, the carrying amount of the contingently redeemable convertible preferred stock amounting to $366,953 was transferred to common stock and additional paid-in capital in the consolidated financial statements.

During 2013, the Company issued 1,700,000 shares of common stock with a fair value of $85,000 in exchange for services.  The fair value of the common stock was determined using the closing price of the shares on the date transferred.

In July 2013, we issued 3,000,000 shares of common stock with a fair value of $240,000 to Hillair in connection with issuing the Senior Secured Convertible Debenture.  The 3,000,000 shares of common stock were issued as consideration for Hillair executing the agreement in advance of the Bank’s waiver of certain security agreements.  We also issued 1,500,000 shares of  common stock with a fair value of $105,000 in exchange for services rendered related to the Hillair financing.  The fair value of the common stock was determined from the closing price of the share on the dates transferred.

During July 2013, the Company issued 2,900,000 in stock as compensation to employees.  The shares of stock issued had a fair value of $261,000 determined from the closing price of the shares on the date transferred.

During 2013, the Company issued JMJ Capital 2,772,407 shares of common stock as a result of the conversion of a note payable with a face value of $50,000 plus accrued interest and original issue discount that was issued during April 2013.

During November 2013, the Company issued 1,500,000 shares of common stock to Northpoint Capital in exchange for services rendered.  The fair value of the common stock had a fair value of $60,000 determined from the closing price of the shares on the date transferred.

During December 2013, the Company issued 2,272,728 shares of common stock as partial consideration for the purchase of oil and gas property in Kansas.

During December 2013, the Company issued 955,128 shares of common stock to Hillair in payment of accrued interest on convertible debt agreements.

On May 22, 2012, the Company commenced a Purchase Agreement with Lincoln Park Capital to sell up to $10.2 million in common stock during a term of three years.  In consideration for entering into the Purchase Agreement, the Company issued 723,592 shares of common stock to Lincoln Park as an initial commitment fee.  Up to 1,072,183 of additional shares of common stock may be issued on a pro rata basis to Lincoln Park as an additional commitment fee as Lincoln Park purchases additional shares of common stock.  During 2012, the Company issued 3,527,508 shares of common stock to Lincoln Park and received a total of $422,000 in proceeds.  Future sales of common stock to Lincoln Park Capital are subject to the minimum $0.10 floor price specified in the Purchase Agreement whereby the Company is prohibited from making sales of common stock to Lincoln Park Capital if the market price of the Company’s common stock is below $0.10.

During 2012, the Company issued 1,160,000 shares of common stock with a fair value of $152,500 in exchange for services.  The fair value of the common stock was determined from the closing price of the shares on the date transferred.

Warrants

The following table summarizes outstanding warrants to purchase shares of our common stock as of December 31, 2013 and 2012:

	Shares of Common Stock Issuable from Warrants Outstanding as of
	December 31,	December 31,	Exercise
Date of Issue	2013	2012	Price	Expiration
October 2010	-	1,300,000	$0.50	October 2013
February 2011	300,000	300,000	$0.50	February 2014
April 2011	250,000	250,000	$1.00	April 2014
August 2011	2,300,000	2,300,000	$2.00	August 2014
July 2013	19,764,706	-	$0.07	July 2018
November 2013	10,098,361	-	$0.07	November 2018
	32,713,067	4,150,000

As of December 31, 2013, none of the outstanding warrants had been exercised.  The issuance of October 2010 expired without exercise.

Stock Incentive Plan

The Company has a 2011 Stock Incentive Plan which provides for the grant of options to purchase shares of the Company’s common stock, and stock awards consisting of shares of our common stock, to eligible participants, including directors, executive officers, employees, and consultants of the Company.  There are 4,500,000 shares of common stock reserved for issuance under the 2011 Stock Incentive Plan.  The Company also has a 2013 Stock Incentive Plan which provides for similar grants and has 10,000,000 shares of common stock reserved.

A summary of stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2013	2,800,000	$1.58
Options granted	600,000	0.07
Options cancelled	(2,800,000)	1.58
Balance at December 31, 2013	600,000	$0.07
Exercisable, December 31, 2013	200,000	$0.07
Vested and expected to vest	600,000	$0.07

The following weighted-average assumptions were used in determining the fair value of stock options using the Black-Scholes option pricing model:

	Year Ended December 31,
	2013	2012
Expected dividend yield	—	—
Expected stock price volatility	98.2%	92.9%
Risk-free interest rate	2.5%	2.0%
Expected term (in years)	10 years	10 years
Weighted-average grant date fair-value	$0.07	$0.87

The remaining contractual term of options outstanding and exercisable at December 31, 2013 is 9.75 years.  During the year ended December 31, 2013, 2,800,000 stock options originally granted during 2011 were cancelled, and the remaining compensation expense amounting to $1,190,340 was accelerated and recognized during 2013.  The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2013 was nil.  The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option.  There were no stock options exercised during the periods presented.  At December 31, 2013, the Company had unrecognized compensation expense related to stock options of $22,600 to be recognized over a weighted-average period of 1.75 years.

NOTE 6 – NOTE PAYABLE TO BANK

Under a series of agreements with the Bank, as of December 31, 2013, we had a revolving credit facility with a maximum borrowing base of $2,018,951 through our wholly-owned subsidiary, Legend Canada.  Outstanding principal under the loan bears interest at a rate equal to the Bank’s prime rate of interest (currently 3%) plus 1%.  We are obligated to pay a monthly fee of 0.25% of any undrawn portion of the credit facility. The borrowings under the credit facility is payable upon demand at any time.  Borrowings under the agreements are collateralized by a Fixed and Floating Charge Demand Debenture (the “Debenture”) to the Bank in the face amount of CA$25 million, to secure payment of all debts and liabilities owed by Legend Canada to the Bank. The interest rate on amounts drawn under the Debenture, as well as interest that is past due, is the prime rate, plus 7% per annum. As further collateral, Legend Canada also executed an Assignment of Book Debts on October 19, 2011, that grants, transfers and assigns to the Bank a continuing and specific security interest in specific collateral of Legend Canada, including all debts, proceeds, accounts, claims, money and chooses in action which currently or in the future are owing to Legend Canada.  On August 22, 2013 the Company entered into a Forbearance agreement with the Bank, which conveyed the Bank additional control over the assets of the Company, increased the interest payments to prime rate of interest plus 4%, and indicated through sale of assets or other means full repayment of the existing credit facility in full by November 29, 2013.   Subsequent to December 31, 2013, the Bank agreed to waive the forebearance agreement due to the contemplated merger with New Western and is working jointly with the Company in efforts to ensure financial requirements are being maintained.  At December 31, 2013, the Company had closed a series of asset sales in efforts to work jointly with the Bank to meet the terms of the Forbearance agreement in the fourth quarter.  At December 31, 2013, CA$2,018,951 was outstanding.

The bridge demand loan that was in place in prior periods was retired in July 2013.

NOTE 7 – SHORT TERM NOTE PAYABLE

During 2013, the Company received proceeds of $125,000 under a note payable agreement with JMJ Capital.  The note provides for borrowing of up to $300,000, is repayable beginning April 2014, and carries an original issue discount of 10%.  No interest accrues on the note principal if borrowings are repaid within 90 days from the date advanced.  If repaid within 90 days, a one-time interest charge of 12% accrues.  The conversion price of the note is the lesser of $0.05 or 60% of the lowest trade price of the Company’s common stock for 25 days prior to the conversion.  On the day of issuance, the note was convertible into 5,339,558 shares of common stock.  The intrinsic value of the beneficial conversion feature was determined to be $124,430.  As a result, the discount of the note, including original issue discount, totaled $136,930 and is being amortized over the term of the note.  During 2013, JMJ Capital elected to convert principal amounting to $50,000 plus accrued interest and original issue discount into 2,772,407 shares of common stock.  At December 31, 2013, the principal outstanding under the note payable to JMJ Capital during 2014 amounted to $82,500.  The recorded amount of $27,496 is reported net of the debt discount amounting to $55,004 at December 31, 2013.

NOTE 8 – EMBEDDED DERIVATIVE LIABILITIES

The following table is a reconciliation of embedded derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

Embedded Derivative Liabilities
Balances, December 31, 2012	$-
Issuances at fair value	1,372,742
Changes in fair value	211,458
Balances, December 31, 2013	$1,161,284

The Company valued the embedded derivative liabilities using a lattice model using Level 3 inputs.  The lattice model was selected because this technique embodies all of the types of inputs that we expect market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements.  A summary of quantitative information with respect to valuation methodology, estimated using a lattice model, and significant unobservable inputs used for the Company’s embedded derivative liabilities for the year ended December 31, 2013 is as follows:

Expected dividend yield	—
Strike price	$0.04
Expected stock price volatility	100.0%
Risk-free interest rate	0.13%
Expected term (in years)	0.92 years

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

NOTE 9 – CONVERTIBLE DEBENTURE

On July 10, 2013, the Company received $900,000 from issuing an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair in the amount of $1,008,000, initially convertible at a rate of $0.0561, and payable on or before December 1, 2014.  On November 22, 2013, the Company received $550,000 from issuing an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair in the amount of $616,000, initially convertible at a rate of $0.0561, and payable on or before December 1, 2014.  The July 10, 2013 Debenture is secured by the Piqua, Kansas properties, while the November 22, 2013 Debenture is secured by the McCune property. The July 10, 2013 Debenture is convertible into 17,967,914 shares of common stock.  The November 22, 2013 Debenture is convertible into 10,980,392 shares of common stock.

In conjunction with the July 10, 2013 transaction, the Company issued 3,000,000 shares of common stock with a fair value of approximately $150,000 to Hillair as a consideration for executing the agreement in advance of the Bank waiving certain security agreements on select assets.  In connection with each of the Debentures, the Company issued warrants to purchase shares of common stock with an exercise price of $0.0673, subject to further adjustments.  The number of warrants issued in connection with the July 10, 2013 Debenture was 19,764,706 and the number of warrants issued in connection with the November 22, 2013 Debenture was 10,098,361.

The Company accounts for warrants and conversion features as either equity instruments or derivative liabilities depending on the specific terms of the agreements.  Conversion features and warrants are accounted for as derivative financial instruments if they contain down-round protection, which preclude them from being considered indexed to the Company’s stock.  The conversion feature and the warrants issued to Hillair contain such down-round protection, and were bifurcated from the host debt contract and recorded at fair value.  The embedded features are subsequently adjusted to fair value at each reporting date, with the corresponding adjustment reflected as a non-operating credit / charge in the consolidated statement of operations.  The fair value of the conversion feature and warrants recorded as a debt discount on the date of issuance amounted to $1,372,742.  At December 31, 2013, the principal outstanding payable to Hillair during 2014 amounted to $1,624,000.  The recorded amount of $612,527 is reported net of the debt discount (including the original issue discount) amounting to $1,011,473 at December 31, 2013.

NOTE 10 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The components of the deferred tax asset as of December 31, 2013 and 2012 are as follows:

	2013	2012
Net operating loss carryforwards	$4,567,466	$3,442,621
Oil and gas property	(510,171)	(80,719)
Asset retirement obligation	400,989	418,595
Total deferred tax asset	4,458,284	3,780,497
Less valuation allowance	(4,458,284)	(3,780,497)
Net deferred tax asset	$-	$-

The items accounting for the difference between income taxes computed at the statutory rates and the provisions for income taxes are as follows for the years ended December 31, 2013 and 2012:

	2013	2012
Net loss	$(12,331,356)	$(9,281,342)
Tax rate	27.54%	30.99%
Tax at statutory rate	(3,395,411)	(2,876,009)
Stock-based compensation	499,118	471,359
Change in valuation allowance and other	2,896,293	2,404,650
Provision for income taxes	$-	$-

We established a valuation allowance for the full amount of the net deferred tax asset as management currently does not believe that it is more likely than not that these assets will be recovered in the foreseeable future.  The increase in the valuation allowance was $677,787 for 2013 and $2,263,365 for 2012.  The net operating loss at December 31, 2013 is approximately $14,995,000, and fully expires in 2033.

NOTE 11- OPERATING LEASE

The Company leases office space under a noncancellable operating lease expiring in October 2016.  Total rent expense under the agreement was $125,593 and $123,026 for the years ended December 31, 2013 and 2012, respectively.  Minimum future lease payments under the lease are $50,700 for each of the years through 2015, and $42,300 for 2016.

NOTE 12 – SUPPLEMENTAL OIL AND GAS INFORMATION (unaudited)

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

Capitalized Costs relating to Oil and Gas Producing Activities

Capitalized costs relating to oil and gas producing activities are as follows:

	Canada	United States	Total
December 31, 2013:
Proved	$12,883,154	$1,718,900	$14,602,055
Unproven	1,224,311	-	1,224,311
Total capitalized costs	14,107,465	1,718,900	15,826,366
Accumulated depreciation, depletion, amortization, and impairment	(11,869,249)	(239,478)	(12,108,727)
Net capitalized costs	$2,238,216	$1,479,422	$3,717,639

December 31, 2012:
Proved	$8,444,786	$1,065,681	$9,510,467
Unproven	8,426,997	-	8,426,997
Total capitalized costs	16,871,783	1,065,681	17,937,464
Accumulated depreciation, depletion, amortization, and impairment	(4,066,003)	(166,038)	(4,232,041)
Net capitalized costs	$12,805,780	$899,643	$13,705,423

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Cost incurred in oil and gas property acquisition and development activities are as follows:

	Canada	United States	Total
Year Ended December 31, 2013:
Acquisition costs :
Proved	$-	$363,616	$363,616
Unproven	-	-	-
Exploration costs	-	179,601	179,601
Development costs	387,098	110,000	497,098
Total costs incurred	$387,098	$653,217	$1,040,315

Year Ended December 31, 2012:
Acquisition costs :
Proved	$-	$-	$-
Unproven	-	-	-
Exploration costs	48,681	210,398	259,079
Development costs	250,081	-	250,081
Total costs incurred	$298,762	$210,398	$509,160

Results of Operations for Oil and Gas Producing Activities

The following table shows the results from operations for the periods ended December 31, 2013 and 2012:

	Canada	United States	Total
Year Ended December 31, 2013:
Revenue	$1,592,600	$416,536	$2,009,136
Production expenses	1,250,076	208,886	1,458,962
Depletion, depreciation, and amortization	216,525	73,442	289,967
Accretion	53,103	9,765	62,868
Impairment of oil and gas properties	7,916,993	-	7,916,993
Income tax expense (benefit)	-	-	-
Results of activities	$(7,844,097)	$124,443	$(7,719,654)

Year Ended December 31, 2012:
Revenue	$2,026,399	$447,409	$2,473,808
Production expenses	1,643,648	190,957	1,834,605
Depletion, depreciation, and amortization	971,578	73,964	1,045,542
Accretion	57,012	1,700	58,712
Impairment of oil and gas properties	1,069,948	-	1,069,948
Income tax expense (benefit)	-	-	-
Results of activities	$(1,715,787)	$180,788	$(1,534,999)

Oil and Gas Reserves

	Canada			United States	Total
	Oil (MBbls)	Gas (Mmcf)	NGL (MBbls)	Oil (MBbls)	Oil (MBbls)	Gas (Mmcf)	NGL (Bbls)	Total (MBoe)
Proved reserves at December 31, 2012	164.8	1,222.8	1.9	97.1	261.9	1,222.8	1.9	467.6
Production	(12.7)	(218.8)	(1.7)	(4.7)	(17.4)	(218.8)	(1.7)	(55.6)
Purchases/sales of reserves	(120.7)	(32.5)	(0.4)	29.3	(91.4)	(32.5)	(0.4)	(97.2)
Extensions and discoveries	7.1	97.3	4.2	(14.6)	(7.5)	97.3	4.2	12.4
Proved reserves at December 31, 2013	38.5	1,068.8	3.5	107.1	145.6	1,068.8	3.5	327.2

	Oil (MBbls)	Gas (Mmcf)	NGL (MBbls)	Oil (MBbls)	Oil (MBbls)	Gas (Mmcf)	NGL (Bbls)	Total (MBoe)

PROVED DEVELOPED RESERVES:
December 31, 2012	150.8	1,218.8	1.9	32.7	183.5	1,218.8	1.9	388.5
December 31, 2013	38.5	1068.8	3.5	62.0	100.5	1068.8	3.5	282.1

PROVED UNDEVELOPED RESERVES:
December 31, 2012	14.0	4.0	-	64.5	78.4	4.0	-	79.1
December 31, 2013	-	-	-	45.1	45.1	-	-	45.1

Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth as of December 31, 2013 and 2012, the estimated future net cash flow from and Standardized Measure of Discounted Future Net Cash Flows (“Standardized Measure”) of our proved reserves, which were prepared in accordance with the rules and regulations of the SEC and the Financial Accounting Standards Board.  Future net cash flow represents future gross cash flow from the production and sale of proved reserves, net of crude oil, natural gas and natural gas liquids production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs.  The calculations used to produce the figures in this table are based on current cost and price factors at December 31, 2013 and 2012.

Standardized Measure relating to proved reserves:

	Canada	United States	Total
December 31, 2013 :
Future cash inflows	$7,220,225	$8,462,956	$15,683,181
Future production costs:	4,376,440	4,007,285	8,383,725
Future development costs	61,376	900,000	961,376
Future cash flows before income taxes	2,782,409	3,555,671	6,338,080
Future income taxes	-	-	-
Future net cash flows after income taxes	2,782,409	3,555,671	6,338,080
10% annual discount for estimated timing of cash flows	(1,085,403)	(1,173,148)	(2,258,551)
Standardized measure of discounted future net cash flows	1,697,006	2,382,523	4,079,529

	Canada	United States	Total
December 31, 2012 :
Future cash inflows	$15,341,349	$8,397,184	$23,738,533
Future production costs:	7,561,503	2,405,958	9,967,461
Future development costs	448,458	480,000	928,458
Future cash flows before income taxes	7,331,388	5,511,226	12,842,614
Future income taxes	-	-	-
Future net cash flows after income taxes	7,331,388	5,511,226	12,842,614
10% annual discount for estimated timing of cash flows	(3,050,360)	(2,176,732)	(5,227,092)
Standardized measure of discounted future net cash flows	$4,281,028	$3,334,494	$7,615,522

The following reconciles the change in the Standardized Measure for the year ended December 31, 2013:

	Canada	United States	Total
Beginning of year	$4,281,028	$3,334,494	$7,615,522

Changes from:
Purchases of proved reserves	-	188,694	188,694
Sales of producing properties	(1,865,642)	-	(1,865,642)
Extensions, discoveries and improved recovery, less related costs	-	-	-
Sales of natural gas, crude oil and natural gas liquids produced, net of production costs	(342,523)	(207,651)	(550,174)
Revision of quantity estimates	-	-	-
Accretion of discount	-	-	-
Change in income taxes	-	-	-
Changes in estimated future development costs	(375,857)	420,000	44,143
Development costs incurred that reduced future development costs	-	179,000	179,000
Change in sales and transfer prices, net of production costs	-	-	-
Changes in production rates (timing) and other	-	(1,532,014)	(1,532,014)
End of year	$1,697,006	$2,382,523	$4,079,529

The following reconciles the change in the Standardized Measure for the year ended December 31, 2012:

	Canada	United States	Total
Beginning of year	$7,581,243	$2,712,970	$10,294,213

Changes from:
Purchases of proved reserves	-	-	-
Sales of producing properties	(2,678,674)	-	(2,678,674)
Extensions, discoveries and improved recovery, less related costs	-	-	-
Sales of natural gas, crude oil and natural gas liquids produced, net of production costs	(383,000)	(256,000)	(639,000)
Revision of quantity estimates	-	-	-
Accretion of discount	-	-	-
Change in income taxes	114,063	-	114,063
Changes in estimated future development costs	2,962,610	(340,000)	2,622,610
Development costs incurred that reduced future development costs	-	140,000	140,000
Change in sales and transfer prices, net of production costs	-	-	-
Changes in production rates (timing) and other	(3,315,214)	1,077,524	(2,237,690)
End of year	$4,281,028	$3,334,494	$7,615,522

NOTE 13 – SUBSEQUENT EVENTS

During 2014 the Company issued 4,763,333 shares of common stock to Northpoint Energy Partners with a fair value of $319,143 in exchange for services.  We also issued 1,220,798 shares to Hillair Capital with a fair value of $59,697 in relation to the debentures outstanding. The fair value of each issue was determined using the closing price of the shares on the date transferred.

On January 23, 2014, we entered into an agreement with New Western to consummate a business combination.  Under the agreement, we will merge with and into a newly formed entity and each outstanding share of our common stock will be converted into the right to receive 1 share of New Western common stock for every 3 shares common stock of the Company.  The newly formed entity will be the surviving entity.  The closing date for the merger is to be determined by the Company and New Energy and is contingent upon shareholder approval and having an effective Form S-4 registration statement in accordance with the provisions of the U.S. Securities Act.

On April 2, 2014, we received $75,000 from New Western under an advance agreement.  If for any reason the proposed merger agreement was to be terminated, the Company is bound to repay the amount within 60 days, or February 28, 2015, whichever occurs first.

Subsequent to December 31, 2013, we sold the Inga property located in British Columbia, Canada for CA$435,000.  The Company does not intend to dispose of the entire Canadian cost center, and as such, the Inga property is not presented as discontinued operations in the accompanying consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).

Management, under the supervision and with the participation of our President and our Chief Financial Officer evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2013. Based on that evaluation, the President and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2013.

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

Management, under the supervision and with the participation of our President and our Chief Financial Officer conducted an evaluation of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally management’s report was not subject to attestation by our registered public accounting firm pursuant to the permanent exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 for non-accelerated filers.

ITEM 9B.	OTHER INFORMATION

See “BUSINESS – Recent Developments” in Item 1 of this Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of March 21, 2013, our Board of Directors consists of two directors and we have three executive officers. The term of office of each director expires at the next annual meeting of our shareholders. Directors serve until their respective successors have been elected and qualified. Executive officers are appointed by and serve at the pleasure of the Board of Directors.

Set forth below is biographical information for each of our current directors.

Name	Age	Position	Director Tenure
Marshall Diamond-Goldberg	60	President and Director	September 2010 – Current
James Vandeberg	70	Secretary and Director, Chief Financial Officer	May 2010 – Current May 2013 – Current
Kyle Severson	43	Former Chief Financial Officer	July 2012 – May 2013

Marshall Diamond-Goldberg
Mr. Diamond-Goldberg has served as our President and a director since September 1, 2010. He also serves as President and a director of Legend Canada. Mr. Diamond-Goldberg is a professional geologist with over 30 years’ experience in the oil and gas sector. From August 2010 until his resignation on July 1, 2011, he held the position of director of Wi2Wi, Inc., formerly known as, International Sovereign Energy Corp., an oil and gas exploration and production company. Since 1997, Mr. Diamond-Goldberg has been the President of Marlin Consulting Corporation providing services to oil and gas companies. From July 2008 until April 2011, he served as President, a director and chairman of reserve reporting for JayHawk Energy Inc., a publicly traded oil and gas company. He was the President, co-founder and director of Manhattan Resources Ltd., a TSX listed and publicly traded junior oil and gas production and exploration company, between 1997 and 2001 and subsequently held the same post at Trend Energy Inc. and Strand Resources Ltd., both private oil and gas producers until their sales in May 2004 and in 2008, respectively. Mr. Diamond-Goldberg is a member of the American Societies of Professional Geologists, as well as the Association of Professional Engineers, Geologists and Geophysicists of Alberta. We believe Mr. Diamond-Goldberg is qualified to serve on our Board of Directors because of his extensive knowledge and experience in the oil and gas industry, and his prior service as an executive officer and director with other public companies.

James Vandeberg
Mr. Vandeberg has served as a director and executive officer since May 18, 2010. He served as the Company’s Chief Financial Officer until June 30, 2012 and again beginning in May 2013.  He has been an attorney practicing in Seattle, Washington since 1996. He specializes in corporate finance with an emphasis on securities and acquisitions. Prior to practicing in Seattle, he was corporate counsel and secretary to Denny’s Inc. and Carter Hawley Hales Stores, Inc., each listed on the NYSE. He graduated from NYU Law School in 1969 where he was a Root-Tilden Scholar and holds a BA degree in accounting from the University of Washington. Mr. Vandeberg is a director of American Sierra Gold Corp., REGI US, Inc., IAS Energy, Inc. and ASAP Holdings, Inc., all of which are publicly reporting companies with capital stock traded on the OTCBB. We believe Mr. Vandeberg is qualified to serve on our Board of Directors because of his prior service on other public company boards of directors and his legal background contributes legal expertise in matters of business and securities law.

Kyle Severson
Mr. Severson was appointed as Chief Financial Officer in July 2012 and served until he stepped down in May 2013.  Prior to Legend Oil and Gas, Kyle was Controller for Argosy Energy Inc. from 2008-2011, and Accrete Energy Inc. from 2004-2008.  Both Argosy and Accrete were listed on the TSX in Canada.  He received his Bachelor of Commerce degree from Athabasca University in 1995, his Certified Management Accounting designation in 1997, and his Masters of Business Administration from the Haskayne School of Business in 2003.

Mr. Vandeberg and Mr. Diamond-Goldberg devote their full-time efforts to our business activities. Mr. Severson is serving in a part-time consulting role effective March 1, 2013.

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

Unless otherwise stated above, none of our directors or executive officers is a director of any other public company, nor are they related to any officer, director or affiliate of the Company.  Additionally, none of our directors or executive officers is a party to any pending legal proceeding, is subject to a bankruptcy petition filed against them or have been convicted in, or is subject to, any criminal proceeding.

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

Except as set forth below, we believe that all Reporting Persons complied with all applicable Section 16(a) filing requirements for fiscal year 2013, based solely on our review of the copies of such reports received or written communications from certain Reporting Persons:

·	Marshall Diamond-Goldberg had two Form 4 filings, reporting two transactions, 1 sale of stock and 1 acquisition; and
·	James Vandeberg had thirteen Form 4 filings, reporting transactions included 12 sales of stock and 3 acquisitions of stock.

Code of Ethics

We have a Code of Ethics that applies to our President, Chief Financial Officer principal accounting officer, controller, and all other persons performing accounting, finance or similar functions for us. A copy of the Code of Ethics is included as Exhibit 14.1 to this Report and is available on our corporate website at http://legendoilandgas.com in the section “About Legend.”

Audit Committee

As of December 31, 2013, our entire Board of Directors served the role of the audit committee.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows all compensation awarded, earned by or paid to Mr. Marshall Diamond-Goldberg, our President, Mr. James Vandeberg, our Secretary and Mr. Kyle Severson, our Chief Financial Officer (our “NEOs”) for each of the fiscal years ended December 31, 2013 and 2012:

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation		Total Compensation
		($)	($)	($)	($)		($)
Marshall Diamond- Goldberg	2013	$300,000	$—		$15,000	(1)	$
President	2012	$300,000	$—	$—	$15,000	(1)	$315,000

James Vandeberg (2)	2013	$60,000	$—		$—
Secretary and Chief Financial Officer	2012	$133,332	$—	$—	$—		$133,332

Kyle Severson (3)	2013	$180,000	$—	$—	$—		$180,000
Former Chief Financial Officer	2012	$90,000	$—	$—	$—		$90,000

(1)	Represents tax gross-up payments paid to Mr. Diamond-Goldberg to cover applicable taxes as a Canadian citizen.
(2)
Effective May 1, 2012, Mr. Vandeberg’s compensation was decreased to $10,000 per month.  Effective July 1, 2012, Mr. Vandeberg’s compensation was decreased to $5,000 per month. Mr. Vandeberg was appointed as CFO on April 11, 2013.

(3)	Mr. Severson stepped down as CFO on April 11, 2013.

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

Stock Options and Awards

To provide a long-term component to the executive compensation program, our executive officers, directors, employees and consultants may be granted Options and Awards (as those terms are defined below) under our 2011 Stock Incentive Plan and 2013 Stock Incentive Plan. The maximization of shareholder value is encouraged by granting equity incentive awards. The President will make recommendations to the Board of Directors for the other executive officers and key employees. These recommendations take into account factors such as equity compensation given in previous years, the number of Options and Awards outstanding per individual and the level of responsibility.

Narrative Disclosure to Summary Compensation Table

We have a consulting services agreement with Marlin Consulting Corp., of which Mr. Diamond-Goldberg is the sole owner, effective September 1, 2010. Pursuant to this agreement, Mr. Diamond-Goldberg serves as our President and as a consulting expert to us due to his specialized skills and extensive knowledge in the oil and gas industry, corporate finance and management. The agreement provides that Marlin Consulting Corp. is to be compensated at $6,000 per month during 2010 and $8,000 per month beginning in January 2011 and thereafter until the agreement terminates, plus a gross-up to cover applicable taxes and expense reimbursement for approved expenses. Effective July 1, 2011, the base compensation amount was increased by the Board of Directors to $25,000 per month. The term of the agreement is for one year and renews automatically on the anniversary of its effective date unless otherwise terminated by the parties. Mr. Diamond-Goldberg is to be reimbursed for out-of-pocket expenses reasonably incurred by him on our behalf or on behalf of Legend Canada.

Mr. Diamond-Goldberg is eligible to participate in our 2011 Stock Incentive Plan or any bonus plan approved by the Board of Directors as provided in his agreement with us. During 2011, Mr. Diamond-Goldberg was granted two stock option awards, each for 500,000 Common Shares, pursuant to our 2011 Stock Incentive Plan, with an exercise price equal to the closing price of our Common Shares on the date of the grant. Each option vests at the following schedule: one-third is fully vested upon grant, one-third vests on the one-year anniversary of the date of grant, and the final one-third vests on the two-year anniversary of the date of grant, in each case subject to his continued employment.  These options were terminated by mutual agreement in February 2013.

Mr. Vandeberg is eligible to participate in our 2011 Stock Incentive Plan or any bonus plan approved by the Board of Directors. During 2011, Mr. Vandeberg was granted two stock option awards, each for 450,000 Common Shares, pursuant to our 2011 Stock Incentive Plan, with an exercise price equal to the closing price of our Common Shares on the date of the grant. Each option vests at the following schedule: one-third is fully vested upon grant, one-third vests on the one-year anniversary of the date of grant, and the final one-third vests on the two-year anniversary of the date of grant, in each case subject to his continued employment. These options were terminated by mutual agreement in February 2013.

On July 1, 2013, the Company executed an employment agreement with Mr. Marshall Diamond-Goldberg, its Director and Chief Executive Officer, whereby, he is paid $25,000 per month.  If the Company terminates (or provides notice of its decision not to renew) Mr. Diamond-Goldberg’s employment without cause (as defined in the agreement), or Mr. Diamond-Goldberg’s terminates his employment for good reason (also defined in the agreement), and such termination occurs within six (6) months prior to, or within twelve (12) months following, a “change in control” of Company, Mr. Diamond-Goldberg shall receive severance in the form of a lump sum payment, paid to him on the effective date of the termination of his employment, equal to twenty-four (24) months of his base salary (Diamond-Goldberg Severance Payment). Mr. Diamond-Goldberg shall not be entitled to receive any of the Diamond-Goldberg Severance Payment unless and until he executes a full release of claims against the Company, in a reasonable form provided by Company.

On April 11, 2013, James Vandeberg was appointed as CFO of the Company and on July 1, 2013, the Company executed an employment agreement with him. The term of Mr. Vandeberg’s agreement is 18 months from the date of its execution and he is paid $5,000 per month. If the Company terminates Mr. Vandeberg’s employment without cause, or Mr. Vandeberg terminates his employment for good reason, and such termination occurs within six (6) months prior to, or within twelve (12) months following, a “change in control” of Company, Mr. Vandeberg shall receive severance in the form of a lump sum payment, paid to him on the effective date of the termination of his employment, of $10,000 cash plus 2,555,556 shares of Company common stock (“Vandeberg Severance Payment”).  Mr. Vandeberg shall not be entitled to receive any of the Vandeberg Severance Payment unless and until he executes a full release of claims against the Company, in a reasonable form provided by Company.

Outstanding Equity Awards at 2013 Fiscal Year-End

On February 8, 2013, the Board of Directors and another employee, agreed to cancel their existing stock grants under the Company’s equity awards plan and therefore, no officers or directors have outstanding equity awards under the 2011 Stock Incentive Plan.

The following table presents information about unexercised stock options held by each of the NEOs as of December 31, 2013 under the 2013 Stock Incentive Plan.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James Vandeberg*	750,000	0	$-	-
	750,000	0	-	-

*This amount represents a restricted stock grant made under the 2013 Stock Incentive Plan to Mr. Vandeberg. This grant was approved by the Company’s board of directors and granted on October 17, 2013.

Director Compensation

We did not pay any additional compensation to these directors for their service as a director during 2012, and their compensation was solely for their service as executive officers.

2011 Stock Incentive Plan and the 2013 Stock Incentive Plan

On May 3, 2011, our Board of Directors adopted the Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan. The 2011 Stock Incentive Plan provides for the grant of options (“Options”) to purchase Common Shares, and stock awards (“Awards”) consisting of Common Shares, to eligible participants, including our directors, executive officers, employees and consultants. The terms and conditions of the 2011 Stock Incentive Plan apply equally to all participants. We reserved a total of 4,500,000 Common Shares for issuance under the Plan. This Plan was approved by shareholders in August 2012. On December 31, 2012, there were outstanding options for 2,800,000 Common Shares, and 750,000 shares issued under the Plan. On February 8, 2013, all of the holders of outstanding options agreed to cancel their options, leaving 3,750,000 issuable options under the plan. On February 15, 2013, 1,000,000 Common Shares were issued under the plan, leaving 2,750,000 issuable options under the Plan. On August 27, 2013, 3,500,000 Common Shares were issued under the Plan. This resulted in an over issuance of 750,000 shares under the plan. Subsequently, the board approved the cancellation of 750,000 shares issued under the plan on October 17, 2013. Further, the board acknowledged that 600,000 shares issued on August 27, 2013 were also issued in error and should have only been issued as options. The board also resolved to cancel these shares and reissued the options properly under the Legend Oil and Gas, Ltd. 2013 Stock Incentive Plan. As of December 31, 2013, there were outstanding Options for a total of 600,000, none of which have been exercised.

On September 30, 2013, our Board of Directors adopted the Legend Oil and Gas, Ltd. 2013 Stock Incentive plan.  The Plan provides for the grant of options to purchase shares of our common stock, and stock awards consisting of shares of our common stock, to eligible participants, including directors, executive officers, employees, and consultants of the Company.  We have reserved 10,000,000 shares of common stock for issuance under the Plan and have issued 750,000 shares to Mr. Vandeberg.

The Plan Administrator, which is currently the Board of Directors, may designate which of our directors, officers, employees and consultants are to be granted Options and Awards. The Plan Administrator has the authority, in its sole discretion, to determine the type or types of awards to be granted under the Plan. Awards may be granted singly or in combination.

2011 Stock Incentive Plan Options

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

2011 Stock Incentive Plan Awards

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

2013 Stock Incentive Plan Options

The 2013 Stock Incentive Plan allows for the award of “incentive stock options” and “non-qualified stock options”. Options may be granted by the Plan Administrator, in compliance with the requirements of the stock exchange on which the Common Shares may be listed or quoted. The Plan Administrator further determines the exercise price and other terms associated with any Options granted under the Plan, subject to the rules of the applicable stock exchange. The Options vest and expire on dates set by the Plan Administrator, being not more than ten years from the date of grant, provided that any outstanding Options will expire on a date not exceeding 90 days following the date that the holder ceases to be an officer, director, employee or consultant, for any reason other than retirement, death, permanent disability or termination for cause (as defined in the Plan). Options granted under the Plan are non-assignable.

2013 Stock Incentive Plan Awards

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

Upon the satisfaction of any terms, conditions and restrictions prescribed in respect to an Award, or upon a participant’s release from any terms, conditions and restrictions of an Award, as determined by the Plan Administrator, we shall release, as soon as practicable, to a participant or, in the case of a participant’s death, to the personal representative of a participant’s estate or as the appropriate court directs, the appropriate number of Common Shares. Notwithstanding any other provisions of the 2013 Stock Incentive Plan, the Plan Administrator may, in its sole discretion, waive the repurchase or forfeiture period and any other terms, conditions or restrictions on any Award under such circumstances and subject to such terms and conditions as the Plan Administrator shall deem appropriate.

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

Potential Payments upon Resignation, Retirement, or Change of Control

On July 1, 2013, the Company executed an employment agreement with Mr. Marshall Diamond-Goldberg, its Director and Chief Executive Officer.  If the Company terminates (or provides notice of its decision not to renew) Mr. Diamond-Goldberg’s employment without cause (as defined in the agreement), or Mr. Diamond-Goldberg’s terminates his employment for good reason (also defined in the agreement), and such termination occurs within six (6) months prior to, or within twelve (12) months following, a “change in control” of Company, Mr. Diamond-Goldberg shall receive severance in the form of a lump sum payment, paid to him on the effective date of the termination of his employment, equal to twenty-four (24) months of his base salary (Diamond-Goldberg Severance Payment). Mr. Diamond-Goldberg shall not be entitled to receive any of the Diamond-Goldberg Severance Payment unless and until he executes a full release of claims against the Company, in a reasonable form provided by Company.

On April 11, 2013, James Vandeberg was appointed as CFO of the Company and on July 1, 2013, the Company executed an employment agreement with him. The term of Mr. Vandeberg’s agreement is 18 months from the date of its execution. If the Company terminates Mr. Vandeberg’s employment without cause, or Mr. Vandeberg terminates his employment for good reason, and such termination occurs within six (6) months prior to, or within twelve (12) months following, a “change in control” of Company, Mr. Vandeberg shall receive severance in the form of a lump sum payment, paid to him on the effective date of the termination of his employment, of $10,000 cash plus 2,555,556 shares of Company common stock (“Vandeberg Severance Payment”).  Mr. Vandeberg shall not be entitled to receive any of the Vandeberg Severance Payment unless and until he executes a full release of claims against the Company, in a reasonable form provided by Company.

Our 2011 Stock Incentive Plan and our 2013 Stock Incentive Plan provide for accelerated vesting of all unvested stock options and unvested restricted stock awards upon a “company transaction” (as defined in the Plan), irrespective of the scheduled vesting date for these awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information with respect to the beneficial ownership of our Common Shares as of March 20, 2014 by our directors, named executive officers, and directors and executive officers as a group, as well as each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of our Common Shares. As of the latest practical date before filing this annual report, there were 119,011,844 Common Shares issued and outstanding.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common stock, par value $0.001	Marshall Diamond-Goldberg, Director and Officer (1) 1218 Third Avenue, Suite 505 Seattle, WA 98101	7,485,800	5%
Common stock, par value $0.001	James Vandeberg, Director and Officer 1218 Third Avenue, Suite 505 Seattle, WA 98101	5,061,124	3%
Common stock, par value $0.001	Kyle Severson, Former Chief Financial Officer 1218 Third Avenue, Suite 505 Seattle, WA 98101	0	0
Common stock, par value $0.001	Hillair Capital Investments, LP (2) C/o Hillair Capital Management LLC 330 Primrose Rd, Ste. 660 Burlingame, CA 94010	4,396,798	3%
Common stock, par value $0.001	Wi2Wi Corporation (2) 132 Simonston Blvd Thornhill Ontario, Canada L3T 4L8	21,350,247	14%

Total:		38,293,969	25%

(1)	Mr. Diamond-Goldberg beneficially owns these shares through Marlin Consulting Corp., of which he is the sole shareholder.

(2)
The information for such shareholders are based on the list of record holders maintained by our stock transfer agent. Such shareholder has not filed a Schedule 13D with the SEC disclosing its greater than five percent ownership.

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control.

Securities Authorized for Issuance Under Equity Compensation Plans

On May 3, 2011, our Board of Directors adopted the Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan. We reserved a total of 4,500,000 Common Shares for issuance under the Plan. This Plan was approved by shareholders in August 2012. There are currently 600,000 options outstanding under the 2011 Stock Incentive Plan.

On October 17, 2013, our Board of Directors adopted the Legend Oil and Gas, Ltd. 2013 Stock Incentive Plan. We reserved a total of 10,000,000 Common Shares for issuance under the Plan. This Plan has not been approved by shareholders. There are currently no options outstanding under the 2013 Stock Incentive Plan, and a grant for 750,000 Common Shares was issued on October 17, 2014.

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

We previously leased office space for our principal executive offices from the law offices of Mr. Vandeberg, our director and executive officer. On August 1, 2012, we began leasing space from the Apex Law Group, LLP at a rate of $1500 per month. We plan to use space provided by them until it is no longer suitable for our operations or circumstances demand otherwise.

During fiscal 2011, we retained a law firm of which Mr. Vandeberg is the sole member for legal services. We paid $116,346 to Mr. Vandeberg’s law firm for services rendered in fiscal 2011 and approximately 0 in fiscal 2012 and approximately $8,823.75 to the Apex Law Group, LLP in fiscal 2012 and $37,910.50 in fiscal 2013.

Mr. Diamond-Goldberg previously served as a director of Wi2Wi from August 2010 until his resignation on July 1, 2011. As described in this Report, we entered into an Asset Purchase Agreement with Wi2Wi, Inc., formerly known as, International Sovereign Energy Corp. and acquired the Wi2Wi Assets on October 20, 2011. The terms of our acquisition of the Wi2Wi Assets was determined through independent negotiation between James Vandeberg, our Vice President and Chief Financial Officer, and Sharad Mistry, Wi2Wi’s Chief Executive Officer and Chief Financial Officer. Mr. Diamond-Goldberg recused himself from all negotiations with respect to the transaction.

We previously had a consulting services agreement with Marlin Consulting Corp., of which Mr. Diamond-Goldberg is the sole owner, which was made effective September 1, 2010. Pursuant to this agreement, Mr. Diamond-Goldberg serves as our President and as a consulting expert to us due to his specialized skills and extensive knowledge in the oil and gas industry, corporate finance and management. The agreement provides that Marlin Consulting Corp. is to be compensated at $6,000 per month during 2010 and $8,000 per month beginning in January 2011 and thereafter until the agreement terminates, plus a gross-up to cover applicable taxes and expense reimbursement for approved expenses. Effective July 1, 2011, the base compensation amount was increased by the Board of Directors to $26,250 per month. The term of the agreement is for one year and renews automatically on the anniversary of its effective date unless otherwise terminated by the parties. Mr. Diamond-Goldberg is to be reimbursed for out-of-pocket expenses reasonably incurred by him on our behalf or on behalf of Legend Canada. Mr. Diamond-Goldberg is eligible to participate in our 2011 Stock Incentive Plan or any bonus plan approved by the Board of Directors as provided in his agreement with us.  On July 1, 2013, the Company executed a new employment agreement with Mr. Diamond-Goldberg, its Director and Chief Executive Officer, whereby, he is paid $25,000 per month.  Mr. Diamond-Goldberg is eligible to participate in our 2013 Stock Incentive Plan or any bonus plan approved by the Board of Directors as provided in his agreement.

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

Mr. Marshall Diamond-Goldberg is our executive officer, director and shareholder, and he is also a former director of Wi2Wi. We have not found any reason to be concerned with this potential conflict of interest since Mr. Diamond-Goldberg resigned as a member of the board of directors of Wi2Wi effective as of July 1, 2011, and he was not involved on Wi2Wi’s behalf in negotiating the terms of the Asset Purchase Agreement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Peterson Sullivan LLP audited our financial statements for the years ended December 31, 2013 and 2012.

Policy for Approval of Audit and Permitted Non-Audit Services

The Board of Directors, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the shareholders. During 2013 and 2012, the Board of Directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed below, and determined that the provision of such services by our independent registered public accounting firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Audit and Related Fees

The following table sets forth the aggregate fees billed by Peterson Sullivan for professional services rendered in fiscal years ended December 31, 2013 and 2012.

	2013	2012
Audit Fees (1)	$77,056	$117,268
Audit-Related Fees (2)	—	—
Tax Fees (3)	5,360	3,260
All Other Fees	—	—

(1)
“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings.

(2)	“Audit-Related Fees” generally represent fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

(3)	“Tax Fees” generally represent fees for tax advice.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report are as follows:

1)	Financial Statements: The consolidated financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this Report.

2)	Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3)	Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2014.

LEGEND OIL AND GAS, LTD.

By:	/s/ James Vandeberg
James Vandeberg, Chief Financial Officer
Vice President, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Marshall Diamond-Goldberg Marshall Diamond-Goldberg	President and Director (Principal Executive Officer)	04/15/14

/s/ James Vandeberg James Vandeberg	Vice President, Secretary and Director	04/15/14

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the document to which it is cross referenced is made.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger with New Western Energy Corporation New Western Energy Merger Corporation and the Company, dated January 23, 2014	Incorporated by reference herein from our report on Form 8-K dated January 23, 2014, filed with the SEC on January 27, 2014.
3.1	Amended and Restated Articles of Incorporation dated January 29, 2007	Incorporated by reference herein from our report on Form 8-K dated January 29, 2007, filed with the SEC on January 30, 2007.
3.2	First Articles of Amendment to the Amended and Restated Articles of Incorporation dated October 4, 2010	Incorporated by reference herein from our definitive Information Statement filed with the SEC on October 19, 2010.
3.3	Articles of Amendment to the Articles of Incorporation dated August 12, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.
3.4	Bylaws dated November 29, 2000	Incorporated by reference herein from our registration statement on Form 10-SB, filed with the SEC on April 25, 2002.
4.1	Specimen Legend Oil and Gas, Ltd. Common Stock Certificate	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.
4.2	Form of Warrant issued to Iconic Investment Co.	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.
4.3	Form of Warrant issued in connection with August 2011 unit financing	Incorporated by reference herein from our report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 12, 2011.
4.4	Specimen Legend Oil and Gas, Ltd. Convertible Preferred Stock Certificate	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.
10.1*	Consulting Agreement by and between Marlin Consulting Corp. and Legend dated September 1, 2010	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.
10.2	Agreement for Purchase and Sale by and between Piqua Petro, Inc. and the Company dated October 20, 2010 (Piqua Project)	Incorporated by reference herein from our report on Form 8-K dated October 29, 2010, filed with the SEC on November 4, 2010.
10.3	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated February 25, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.
10.4	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 23, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.
10.5	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 30, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011
10.6	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated January 21, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.
10.7	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated April 28, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.
10.8A*	Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan, as amended	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012.
10.8B*	Form of Stock Option Agreement under 2011 Stock Incentive Plan	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012.

10.9	Form of Subscription Agreement in connection with August 2011 unit financing	Incorporated by reference herein from our report on Form 10-Q for the period ended June 30, 2011, and filed with the SEC on August 12, 2011.
10.10A	Asset Purchase Agreement by and among International Sovereign Energy Corp., Legend Oil and Gas, Ltd., and Legend Energy Canada Ltd. dated September 13, 2011	Incorporated by reference herein from our report on Form 8-K dated September 12, 2011, filed with the SEC on September 16, 2011.
10.10B	Amending Agreement to Asset Purchase Agreement, by and among International Sovereign Energy Corp., Legend Oil and Gas, Ltd., and Legend Energy Canada Ltd. dated October 20, 2011	Incorporated by reference herein from our report on Form 8-K/A dated October 20, 2011, filed with the SEC on November 23, 2011
10.11	Credit Facility Offering Letter by and between National Bank of Canada and Legend Energy Canada Ltd. dated August 15, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.
10.12	Acknowledgment of Debt Revolving Demand Credit Agreement by and between National Bank of Canada and Legend Energy Canada Ltd. dated August 15, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.
10.13	Fixed and Floating Charge Demand Debenture by and between National Bank of Canada and Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.
10.14	Pledge by Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.
10.15	Assignment of Book Debts by Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.
10.16	Negative Pledge and Undertaking by and between National Bank of Canada and Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.
10.17	Amending Offering Letter by and among National Bank of Canada, Legend Energy Canada Ltd. and the Company dated March 26, 2012	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011 and filed with the SEC on March 30, 2012.
10.18	CA$1.5 million Variable Rate Demand Note by Legend Energy Canada Ltd. in favor of National Bank of Canada	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011 and filed with the SEC on March 30, 2012.
10.19	Office Space Lease by and between Dundeal Canada (GP) Inc. and Legend Energy Canada Ltd., dated October 17, 2011	Incorporated by reference herein from our report on Form 8-K/A dated October 20, 2011, filed with the SEC on November 23, 2011
10.20*	Summary of Non-Employee Director Compensation	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012
10.21*	Form of Director Indemnification Agreement	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012
10.22	Settlement and Termination Agreement with Wi2Wi Corporation dated May 1, 2013	Incorporated by reference herein from our report on Form 8-K dated May 1, 2013, filed with the SEC on May 1, 2013.
10.23	Securities Purchase Agreement with Hillair Capital Investments L.P.	Incorporated by reference herein from our report on Form 8-K dated May 28, 2013, filed with the SEC on July 17, 2013.
10.24	Legend Oil and Gas, Ltd. 2013 Stock Incentive Plan	Incorporated by reference herein from our report on Form S-8 dated September 9, 2013, filed with the SEC on September 9, 2013.

14.1	Code of Ethics	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011 and filed with the SEC on March 30, 2012.
21.1	Subsidiaries	Incorporated by reference herein from our report on Form 8-K/A dated October 20, 2011, filed with the SEC on November 23, 2011
23.1	Consent of KLH Consulting	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011, filed with the SEC on March 30, 2012.
23.2	Consent of Insite Petroleum Consultants Ltd.	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011, filed with the SEC on March 30, 2012.
23.3	Consent of Peterson Sullivan LLP	Filed herewith.
31.1	Certification by Marshall Diamond-Goldberg, President, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification by James Vandeberg, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1
Certification by Marshall Diamond-Goldberg, President, and James Vandeberg, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Filed herewith.
99.1	Reserve Report of KLH Consulting, dated March 1, 2012.	Incorporated by reference herein from our report on Form 10-K dated December 31, 2012, filed with the SEC on April 1, 2013.
99.2	Reserve Report of InSite Petroleum Consultants Ltd., dated March 1, 2012.	Incorporated by reference herein from our report on Form 10-K dated December 31, 2012, filed with the SEC on April 1, 2013.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.