Form 10-Q
period 2014-03-31
Legend Oil & Gas, Ltd.
filed 2014-05-28
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 20, 2014, the registrant had 115,327,665  shares of its common stock, par value $0.001 per share, issued and outstanding.

LEGEND OIL AND GAS, LTD.
FORM 10-Q
For the Quarterly Period ended March 31, 2014

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to pay off our demand loan facility with National Bank of Canada and Senior Secured Convertible Debentures to Hillair Capital Investments, L.P.;

•	Our ability to draw down on our equity line of credit with Lincoln Park Capital Fund, LLC, in amounts and times when needed;

•	Our ability to fund our 2014 drilling and development plan;

•	Our ability to obtain buyers on terms favorable to us, in the event that we were to seek to sell certain of our oil and gas interests;

•	Our ability to retain the services of our President, Chief Financial Officer and other key employees, the loss of which could materially impair our business plan;

•	Changes in estimates of our crude oil and natural gas reserves and depletion rates;

•	Our ability to control or reduce operating expenses and manage unforeseen costs;

•	Our reliance on third-party contractors in performing the majority of our operations, which could make management of our drilling and production efforts inefficient or unprofitable;

•	Our ability to maintain our existing property leases and acquire rights on properties that we desire;

•	Changes in commodity prices for crude oil and natural gas;

•	Environmental risks from operations of our wells;

•	Our ability to compete successfully against larger, well-funded, established oil and gas companies;

•	Our ability to comply with the many regulations to which our business is subject; and

•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances.

For a more detailed discussion of some of the factors that may affect our business, results and prospects, see our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 15, 2014, as well as various disclosures made by us in our other reports filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1           CONSOLIDATED FINANCIAL STATEMENTS

Legend Oil and Gas Ltd.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$1,322	$64,283
Accounts receivable	358,493	329,123
Prepaid expenses	147,459	102,191
Total current assets	507,274	495,597

Deposits	3,740	3,740
Oil and gas property, plant and equipment
Proven property – net	1,984,398	2,493,328
Unproven property	1,124,762	1,224,311
Total oil and gas properties, net	3,109,160	3,717,639
Total assets	$3,620,174	$4,216,976

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,813,947	$1,656,948
Note payable to bank	1,453,210	2,018,951
Current portion of long term debt, net	80,139	27,496
Convertible debt, net	960,649	612,527
Embedded derivative liabilities	948,116	1,161,284
Total current liabilities	5,256,061	5,477,206
Asset retirement obligations	1,497,176	1,533,121
Total liabilities	6,753,237	7,010,327

Stockholders’ Equity (Deficit)

Common stock - 400,000,000 shares authorized; $0.001 par value; 115,327,665 and 109,343,534 shares issued and outstanding, respectively	115,326	109,343
Additional paid-in capital	26,085,580	25,726,902
Accumulated other comprehensive loss	100,362	17,188
Accumulated deficit	(29,434,331)	(28,646,784)
Total stockholders’ equity (deficit)	(3,133,063)	(2,793,351)
Total liabilities and stockholders’ equity (deficit)	$3,620,174	$4,216,976

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Oil and gas revenue	$293,471	$523,323

Costs and Expenses
General and administrative	511,859	1,547,336
Production expenses	158,106	351,345
Depletion, depreciation, and amortization	158,162	184,986
Impairment of oil and gas property	-	111,023
Accretion on asset retirement obligation	14,674	14,557
Total costs and expenses	842,801	2,209,247
Operating Loss	(549,330)	(1,685,924)

Other Income and Expense
Interest expense	(451,385)	(37,477)
Change in value of embedded derivative liabilities	213,168	-
Total other income and expense	(238,217)	(37,477)
Net loss	$(787,547)	$(1,723,401)
Basic and diluted weighted average shares outstanding	112,854,205	77,809,160

Basic and diluted net loss per share	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Net loss	$(787,547)	$(1,723,401)
Other comprehensive loss
Foreign currency translation adjustment	83,174	(133,303)
Comprehensive loss	$(704,373)	$(1,856,704)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2012	77,220,271	$77,220	$(25,353,942)	$152,634	$(15,624,278)	$(40,748,366)
Common stock issued for services	7,700,000	7,700	482,300	-	-	490,000
Stock based compensation	-	-	1,206,994	-	-	1,206,994
Foreign currency translation	-	-	-	(135,446)	-	(135,446)
Conversion of note payable	2,772,407	2,772	59,761	-	-	62,533
Discount on short term note payable	-	-	124,430	-	-	124,430
Conversion of convertible preferred stock to common stock	1,700,000	1,700	365,253	-	-	366,953
Dividends on preferred stock	13,823,000	13,823	677,327	-	(691,150)	-
Reclassification out of contingently redeemable common stock	-	-	47,764,926	-	-	47,764,926
Stock issued for interest payment	955,128	955	30,405	-	-	31,360
Stock issued to employees	2,900,000	2,900	258,100	-	-	261,000
Stock issued for property	2,272,728	2,273	111,348	-	-	113,621
Net loss	-	-	-	-	(12,331,356)	(12,331,356)
Balance at December 31, 2013	109,343,534	109,343	25,726,902	17,188	(28,646,784)	(2,793,351)
Stock issued for services	4,763,333	4,763	304,853	-	-	309,616
Stock issued for interest payment	1,220,798	1,220	50,256	-	-	51,746
Stock based compensation	-	-	3,569	-	-	3,569
Foreign currency translation	-	-	-	83,174	-	83,174
Net loss	-	-	-	-	(787,547)	(787,547)
Balance at March 31, 2014	115,327,665	$115,326	$26,085,580	$100,362	$(29,434,331)	$(3,133,063)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(787,547)	$(1,723,401)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	3,569	1,190,340
Amortization of discounts on notes payable	400,765	-
Accretion on asset retirement obligation	14,674	14,557
Issuance of common stock for services	309,616	50,000
Change in value of embedded derivative liabilities	(213,168)	-
Depletion, depreciation, amortization and impairment	158,162	296,009
Changes in operating assets and liabilities :
Accounts receivable	(29,370)	(27,788)
Prepaid expenses and other assets	(45,268)	8,538
Accounts payable	208,476	405,572
Net cash flows from operating activities	19,909	213,827
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of oil and gas properties	450,316	-
Oil and gas properties development costs	-	(150,369)
Net cash flows from investing activities	450,316	(150,369)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable to bank	(565,741)	(142,293)
Net cash flows from financing activities	(565,741)	(142,293)
Change in cash and cash equivalents before effect of exchange rate changes	(95,516)	(78,835)
Effect of exchange rate changes	32,555	76,201
Net change in cash and cash equivalents	(62,961)	(2,634)
Cash and cash equivalents, beginning of period	64,283	12,989
Cash and cash equivalents, end of period	$1,322	$10,355
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$50,620	$37,477

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF OPERATIONS

Description of Business

We are an oil and gas exploration, development and production company.  Our oil and gas property interests are located in Western Canada (in Berwyn and Medicine River in Alberta, and Clarke Lake in British Columbia) and in the United States (in the Piqua region of the State of Kansas in Woodson County and Crawford County).

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

On January 23, 2014, we entered into an agreement with New Western Energy Corporation (“New Western”) to consummate a business combination.  On April 30, 2014, the agreement and plan of merger were terminated by mutual consent of both the Company and New Western.

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

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of Legend Oil & Gas Ltd. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2013 has been omitted.  The results of operations for the three month periods ended March 31, 2014 are not necessarily indicative of results for the entire year ending December 31, 2014. The Company did not record an income tax provision during the periods presented due to net taxable losses.

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

Comprehensive Income

For operations outside of the U.S. that prepare financial statements in currencies other than U.S. dollars, we translate the financial statements into U.S. dollars.  Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical costs.  The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss).  Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at March 31, 2014 and December 31, 2013.

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through 2014. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of equity issuances and borrowing under loan agreements and to a lesser extent by operating cash flows, to execute on our business plan for the acquisition, exploration, development and production of oil and gas reserves. At March 31, 2014, we had cash and cash equivalents totaling approximately $1,000.

In October 2011, we established a revolving demand loan with National Bank of Canada (the “Bank”) through our wholly-owned subsidiary, Legend Canada.  On August 22, 2013, the Company entered into a Forbearance Agreement with the Bank, which conveyed the Bank additional control over the assets of the Company, increased the interest payments to prime rate of interest plus 4%, and indicated through sale of assets or other means full repayment of the existing credit facility in full by November 29, 2013.  In addition, the Company had various conditions to adhere to, including ; (a) settlement of license liability with Alberta Energy Regulator, (b) engagement of marketing agent to facilitate the sale of Canadian properties to retire existing facility, (c) a release of various funds for operational upgrades and maintenance of select Canadian properties, (d) delinquent bank reporting to be completed and brought up to date, (e) dedication of funds from Hillair financing to Canadian facility and (f) continued and on-going monthly reporting on progress of activity within the Forbearance Agreement process.  It is the Company’s belief that these conditions were met where required, with the only exception being the license liability and this was due to a change in regulation allowing relief.  The Company closed the sale of Boundary Lake, Wildmere, and Inga properties in connection with the Forbearance Agreement in Q4 2013 and Q1 2014 and used the proceeds to partially repay the revolving demand loan.  In December 2013, the Bank elected to terminate the formal forbearance and has replaced it with a day to day effort to have the Company continue to sell assets, look for new sources of capital in order to determine the best course of action concerning the revolving demand loan.  On April 25, 2014, the Company received a Notice of Intention to Enforce Security from the Bank. Under the notice, the Bank states that it intends to enforce its rights against Legend Canada under the CA$6,000,000 Acknowledgement of Debt Revolving Demand Credit Agreement, dated August 15, 2011; the General Assignment of Book Debts, dated October 19, 2011; the CA$25,000,000 Fixed and Floating Charge Demand Debenture; the Pledge Agreement dated October 19, 2011; and the Negative Pledge and Undertaking dated October 19, 2011. On April 28, 2014 the Company received a Notice of Intention to Enforce Security from the Bank. Under the Company Notice, the Bank states that it intends to enforce its rights against the Company under the Letter of Guarantee, dated May 11, 2012; the General Security Agreement dated May 11, 2012; the Securities Pledge Agreement; the Subordination Agreement dated July 10, 2013; and the Set-off and Security Agreement dated July 10, 2013.  The bank claims the Company is in default under the Legend Canada Security and the Company Security agreements. The Bank has demanded payment in full of all amounts owing under the Legend Canada Security Agreements and the Company Security Agreements. The Bank claims  that the total amount due is $1,656,857.37 plus accruing interest, costs, expenses and fees including, without limitation, attorney’s fees.

During 2013, the Company issued two 8% Original Issue Discount Senior Secured Convertible Debentures to Hillair Capital Investments, L.P. (“Hillair”) payable on or before December 1, 2014.  On May 1, 2014, the Company received a Notice of Event of Default from Hillair with respect to the 8% Original Issue Discount Senior Secured Convertible Debentures. Hillair states that the Company is in default under the Debentures and has demanded payment in full of all amounts owing under the Debentures. Hillair further states that the total amount due is $2,111,200 plus accruing interest.

The Company is in negotiations with the Bank and Hillair in an attempt to resolve these issues.  The Company may be required to sell some or all of its properties as a result of the actions by the Bank and Hillair.

The Company may seek additional financing to fund operations. However, such financings may not be available and the terms of the financing may be available only on unfavorable terms.

The uncertainties relating to the Company’s ability to repay the obligations to the Bank and Hillair (and to execute the Company’s business plan) continue to raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company be unable to continue as a going concern.

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

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties in each cost center are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  If the cost of oil and gas properties exceeds the ceiling, the excess is reflected as a non-cash impairment charge to earnings.  The impairment charge is permanent and not reversible in future periods, even though higher oil and gas prices in the future may subsequently and significantly increase the ceiling amount.  Impairment charges for the period ended March 31, 2014 were $nil ($111,023 for period ended March 31, 2013).

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

Stock-based compensation

We measure compensation cost for stock-based awards at fair value and recognize it as compensation expense over the service period for awards expected to vest.  Stock-based compensation expense is also recognized upon cancellation of awards that were initially expected to vest.  Compensation cost (a non-cash expense) is recorded as a component of general and administrative expenses in the consolidated statements of operations, net of an estimated forfeiture rate, and amounted to $3,569 and $1,190,340 for the periods ended March 31, 2014 and 2013.

Net Loss Per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period, including contingently redeemable common stock. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding.  Potentially dilutive common shares include warrants to purchase shares of common stock (32,413,067 shares for 2014 and 4,150,000 shares for 2013), options to purchase shares of common stock (600,000 shares for 2014 and nil shares for 2013), Notes payable convertible into common stock (31,515,457 shares for 2014 and nil shares for 2013).  During the periods ended March 31, 2014 and 2013 potentially dilutive common shares were not included in the computation of diluted loss per shares as to do so would be anti-dilutive.

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

Fair Value of Financial Statements

The carrying amounts of financial assets and liabilities such as cash, accounts receivable and accounts payable approximate their fair values (determined based on level 1 inputs in the fair value hierarchy) due to the short term nature of these instruments. Due to conversion features and other terms, it is not practical to estimate the fair value of the Company’s note payable.

NOTE 3 - OIL AND GAS PROPERTIES

The amount of capitalized costs related to oil and gas property and the amount of related accumulated depletion, depreciation, and amortization are as follows:

	March 31, 2014	December 31, 2013
Proven property, net of impairment	$3,707,078	$4,241,776
Accumulated depletion, depreciation, and amortization	(1,722,680)	(1,748,448)
	1,984,398	2,493,328
Unproven property	1,124,762	1,224,311
	$3,109,160	$3,717,639

On January 28, 2014, the Company sold its Inga property located in British Columbia, Canada for CA$435,000. The proceeds from the sale were accounted for as an adjustment to the capitalized costs in the Canadian cost center with no gain or loss recognized.

NOTE 4 – ASSET RETIREMENT OBLIGATION

The following table reconciles the value of the asset retirement obligation for the periods ended March 31, 2014 and March 31, 2013:

	March 31, 2014	March 31, 2013
Opening balance, January 1	$1,533,121	$1,654,032
Foreign currency translation adjustment	(50,619)	(32,744)
Accretion expense	14,674	14,557
Ending balance, March 31	$1,497,176	$1,635,845

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

In January 2014, the Company issued 4,763,333 shares of common stock to Northpoint Energy Partners LLC in exchange for consulting services.  The stock had a fair value of $309,617. The fair value of the common stock was determined using the closing price of the shares on the date transferred.

In March 2014, the Company issued 1,220,798 shares of common stock with a fair value of $51,746 to Hillair in payment of accrued interest on convertible debt agreements. The fair value of the common stock was determined using the closed price of the shares on the date transferred.

Warrants

The following table summarizes outstanding warrants to purchase shares of our common stock as of March 31, 2014 and December 31, 2013:

	Shares of Common Stock Issuable from Warrants Outstanding as of
	March 31,	December 31,	Exercise
Date of Issue	2014	2013	Price	Expiration
February 2011	-	300,000	$0.50	February 2014
April 2011	250,000	250,000	$1.00	April 2014
August 2011	2,300,000	2,300,000	$2.00	August 2014
July 2013	19,764,706	19,764,706	$0.07	July 2018
November 2013	10,098,361	10,098,361	$0.07	November 2018
	32,413,067	32,713,067

As of March 31, 2014, none of the outstanding warrants had been exercised.  The warrants issued on February 2011 expired without exercise.

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

On May 15, 2014, the Company created the 2014 Stock Incentive Plan and reserved 40,000,000 shares of common stock for issuance thereunder.  The 2014 Stock Incentive Plan also provides the issuance of stock awards and grant of options to purchase shares of the Company's common stock.

A summary of stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2014	600,000	$0.07
Options granted	-	-
Options cancelled	-	-
Balance at March 31, 2014	600,000	$0.07
Exercisable, March 31, 2014	200,000	$0.07
Vested and expected to vest	600,000	$0.07

There were no stock option grants during the period presented.

The remaining contractual term of options outstanding and exercisable at March 31, 2014 is 9.5 years.  During the year ended December 31, 2013, 2,800,000 stock options originally granted during 2011 were cancelled, and the remaining compensation expense amounting to $1,190,340 was accelerated and recognized during 2013.  The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2014 was nil.  The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option.  There were no stock options exercised during the periods presented.  At March 31, 2014, the Company had unrecognized compensation expense related to stock options of $19,033 to be recognized over a weighted-average period of 1.50 years.

NOTE 6 – NOTE PAYABLE TO BANK

Under a series of agreements with the Bank, as of December 31, 2013, we had a revolving credit facility with a maximum borrowing base of $2,018,951 through our wholly-owned subsidiary, Legend Canada.  Outstanding principal under the loan initially included interest at a rate equal to the Bank’s prime rate of interest (currently 3%) plus 1%.  Borrowings under the agreements are collateralized by a Fixed and Floating Charge Demand Debenture (the “Debenture”) to the Bank in the face amount of CA$25 million, to secure payment of all debts and liabilities owed by Legend Canada to the Bank. The interest rate on amounts drawn under the Debenture, as well as interest that is past due, is the prime rate, plus 7% per annum. As further collateral, Legend Canada also executed an Assignment of Book Debts on October 19, 2011, that grants, transfers and assigns to the Bank a continuing and specific security interest in specific collateral of Legend Canada, including all debts, proceeds, accounts, claims, money and chooses in action which currently or in the future are owing to Legend Canada.  On August 22, 2013 the Company entered into a Forbearance agreement with the Bank, which conveyed the Bank additional control over the assets of the Company, increased the interest payments to prime rate of interest plus 4%, and indicated through sale of assets or other means full repayment of the existing credit facility in full by November 29, 2013.  At December 31, 2013, the Company had closed a series of asset sales in efforts to work jointly with the Bank to meet the terms of the Forbearance agreement in the fourth quarter.  At December 31, 2013, $2,018,951 was outstanding.

On April 25, 2014, the Company received a Notice of Intention to Enforce Security from the Bank. Under the notice, the Bank states that it intends to enforce its rights against Legend Canada under the CA$6,000,000 Acknowledgement of Debt Revolving Demand Credit Agreement, dated August 15, 2011; the General Assignment of Book Debts, dated October 19, 2011; the CA$25,000,000 Fixed and Floating Charge Demand Debenture; the Pledge Agreement dated October 19, 2011; and the Negative Pledge and Undertaking dated October 19, 2011. On April 28, 2014 the Company received a Notice of Intention to Enforce Security from the Bank. Under the Company Notice, the Bank states that it intends to enforce its rights against the Company under the Letter of Guarantee, dated May 11, 2012; the General Security Agreement dated May 11, 2012; the Securities Pledge Agreement; the Subordination Agreement dated July 10, 2013; and the Set-off and Security Agreement dated July 10, 2013.  The Bank claims the Company is in default under the Legend Canada Security and the Company Security agreements. The Bank has demanded payment in full of all amounts owing under the Legend Canada Security Agreements and the Company Security Agreements. The Bank claims  that the total amount due is $1,656,857.37 plus accruing interest, costs, expenses and fees including, without limitation and attorney’s fees.

NOTE 7 – LONG TERM DEBT

Long term debt includes a series of convertible notes payable to JMJ Capital which originated during 2013.  Principal amounting to $27,500 plus interest at 12% is repayable on June 27, 2014; principal amounting to $27,500 plus interest at 12% is repayable on September 25, 2014, and principal amounting to $27,500 plus interest at 12% is repayable on December 9, 2014. The conversion price of the notes is the lesser of $0.05 or 60% of the lowest trading price of the Company’s common stock for 25 days prior to the conversion.  At both March 31, 2014 and December 31, 2013, the principal balance of the notes amounted to $82,500. The debt discount associated with the beneficial conversion feature amounted to $2,361 and $55,004 at March 31, 2014 and December 31, 2013, respectively.

NOTE 8 – CONVERTIBLE DEBT

On July 10, 2013, the Company received $900,000 from issuing an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair in the amount of $1,008,000, initially convertible at a rate of $0.0561, and payable on or before December 1, 2014.  On November 22, 2013, the Company received $550,000 from issuing an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair in the amount of $616,000, initially convertible at a rate of $0.0561, and payable on or before December 1, 2014.  The July 10, 2013 Debenture is secured by the property in Woodson County Kansas, while the November 22, 2013 Debenture is secured by the McCune property in Crawford County Kansas. The July 10, 2013 Debenture is convertible into 17,967,914 shares of common stock.  The November 22, 2013 Debenture is convertible into 10,980,392 shares of common stock.

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

At both March 31, 2014 and December 31, 2013, the principal outstanding payable to Hillair amounted to $1,624,000. The recorded amount of $960,649 and $612,527 at March 31, 2014 and December 31, 2013, respectively, is reported net of the debt discount (including the original issue discount).

On May 1, 2014, the Company received a default notice from Hillair.  In its default notice, Hillair states that the Company owes $2,111,200 plus interest under the provisions of the Debentures.

NOTE 9 – EMBEDDED DERIVATIVE LIABILITIES

The following table is a reconciliation of embedded derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

Embedded Derivative Liabilities
Balances, December 31, 2013	$1,161,284
Changes in fair value	(213,168)
Balances	$948,116

The embedded derivative liabilities we incurred in connection with the Convertible Debentures issued to Hillair.  See Note 8. The Company valued the embedded derivative liabilities using the Black Scholes option pricing model using the following assumptions: term to expiration 0.67 years, historical volatility 100%, risk-free interest rate 0.13%.  No estimate was applied regarding the probability that the Company will issue equity securities at prices above or below the current contractual warrant exercise price and convertible debt conversion price resulting the occurrence of down-round protection.

NOTE 10 – SUBSEQUENT EVENTS

On May 1, 2014, the Company received a Notice of Default Event from Hillair with respect to its Debentures in total amount of $2,111,200 plus interest.

On April 30, 2014, the Company and New Western Energy Corporation (“New Western”) mutually terminated the Agreement and Plan of Merger between the parties dated January 23, 2014 (the “Agreement”).  There were no early termination penalties incurred by the Company.

On April 25, 2014, Legend Energy Canada Ltd., (“Legend Canada”) a wholly-owned subsidiary of the Company received a Notice of Intention to Enforce Security (the “Legend Canada Notice”) from the Bank. Under the Legend Canada Notice, the Bank states that it intends to enforce its rights against Legend Canada under the CA$6,000,000 Acknowledgement of Debt Revolving Demand Credit Agreement, dated August 15, 2011; the General Assignment of Book Debts, dated October 19, 2011; the $25,000,000 Fixed and Floating Charge Demand Debenture; the Pledge Agreement dated October 19, 2011; and the Negative Pledge and Undertaking dated October 19, 2011 (collectively the “Legend Canada Security”).

On April 28, 2014 the Company receive a Notice of Intention to Enforce Security (the “Company Notice”) from the Bank. Under the Company Notice, the Bank states that it intends to enforce its rights against the Company under the Letter of Guarantee, dated May 11, 2012; the General Security Agreement dated May 11, 2012; the Securities Pledge Agreement; the Subordination Agreement dated July 10, 2013; and the Set-off and Security Agreement dated July 10, 2013 (collectively the “Company Security”).

The Bank claims that Legend Canada and the Company are in default under the Legend Canada Security and the Company Security agreements. The Bank has demanded payment in full of all amounts owing under the Legend Canada Security Agreements and the Company Security Agreements. The Bank claims  that the total amount due is $1,656,857.37 plus accruing interest, costs, expenses and fees including, without limitation, attorney’s fees.

The Bank has the right to enforce its rights under the Legend Canada Security or the Company Security agreements until 10 days after the date the Notices were sent, which was April 25, 2014.

The Company is in negotiations with the Bank in an attempt to resolve these issues.

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

Overview of Business

We are an oil and gas exploration, development and production company.  Our  oil and gas property interests are located in Western Canada (in Berwyn and Medicine River, in Alberta, and Clarke Lake in British Columbia) and in the United States (in the Piqua region of the State of Kansas).

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

The following table sets forth certain of our oil and gas operating information for the three months ended March 31, 2014, and March 31, 2013, respectively.

	Three Months Ended March 31,
	2014	2013	Change	% Change
Production Data :
Oil production (bbl)	1,217	5,226	(4,009)	(76.7)
Average daily oil production (bbl/d)	14	57	(43)	(75.4)
Natural gas production (mcf)	38,065	56,561	(18,496)	(32.7)
Average daily natural gas production (mcf/d)	423	622	(199)	(32.0)
Natural gas liquids production (bbl)	55	540	(485)	(89.8)
Average daily natural gas liquids production (bbl/d)	1	6	(5)	(83.3)
Total BOE	7,616	15,193	(7,577)	(50.0)
Total BOE/d	85	167	(82)	(49.1)

Revenue Data :
Oil revenue ($)	112,000	336,000	(224,000)	(66.7)
Average realized oil sales price ($/bbl)	91.72	64.34	27.38	42.6
Gas revenue ($)	178,000	165,000	13,000	7.9
Average realized gas sales price ($/mcf)	4.68	2.91	1.77	60.8
Natural gas liquids revenue ($)	4,000	22,000	(18,000)	(81.8)
Average realized natural gas liquids price ($/bbl)	66.93	39.58	27.35	69.1
Operating expenses :
Production expenses	158,000	351,000	(193,000)	(55.0)
Average production expenses ($/boe)	20.76	23.10	(2.34)	(10.1)

Operating Margin ($/boe)	17.77	11.32	6.45	57.0

Depreciation, depletion, and amortization	158,000	185,000	(27,000)	(14.6)

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

Production and Revenue

Revenues

	Three Months Ended March 31,
	2014	2013	Change	Percent Change
Product revenues:
Crude oil sales	$112,000	$336,000	$(224,000)	(66.7)%
Natural gas sales	178,000	165,000	13,000	7.9%
Natural gas liquids sales	4,000	22,000	(18,000)	(81.8)%

Product revenues	$294,000	$523,000	$(229,000)	(43.8)%

The asset sales in Canada were the main driver for the lower oil revenues, offset by higher prices realized in the first quarter of 2014.  Gas revenues were relatively flat, with the lower production volumes in Canada being offset by considerably higher pricing in 2014.  Liquids revenues were also reflective of asset sales in Canada, offset by higher prices in 2014.

Production

	Three Months Ended March 31,
	2014	2013	Change	Percent Change
Sales Volume :
Crude Oil(bbl)	1,217	5,226	(4,009)	(76.7)%
Natural Gas(mcf)	38,065	56,561	(18,496)	(32.7)%
Natural Gas Liquids(bbl)	55	540	(485)	(89.8)%
Total BOE	7,616	15,193	(7,577)	(50.0)%

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

The decrease in oil volumes is largely due to the asset sales in Canada.  Natural gas volume decreases were due to asset sales, as well as lower production in key areas in Canada.  The decrease in liquids is reflective of the asset sales and decreased gas production.

Commodity Prices Realized

	Three Months Ended March 31,
	2014	2013	Change	Percent Change
Sales Price :
Crude Oil($/bbl)	91.70	64.34	27.36	42.6%
Natural Gas($/mcf)	4.68	2.91	1.77	60.8%
Natural Gas Liquids($/bbl)	66.93	39.58	27.35	69.1%

The average price per barrel received by Legend during the first quarter of 2014 was $91.70, up from $64.34 in the first quarter of 2013, reflective of the prices the Company receives in the Kansas area. The natural gas prices reflect the considerably stronger gas price environment in 2014 in Canada.  Liquids pricing is linked to the oil pricing environment, which leads to the increase in liquids prices.  The prices we receive for our oil and natural gas production are determined by the market and heavily influence our revenue, profitability, access to capital and future rate of growth.

Lease Operating Expenses

Operating expenses decreased on an absolute basis to $158,000 in the first quarter of 2014 from $351,000 in the first quarter of 2013, linked to the lower production base.  On a per barrel basis, the operating expense decreased from $23.10/boe in the first quarter of 2013 to $20.76/boe in the corresponding period of 2014, due to increasing focus on reducing costs wherever possible.  Lease operating expenses consist of day-to-day operational expenses for production of oil and maintenance and repair expenses for the wells and property.

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses decreased to $512,000 for the first quarter of 2014, as compared to $1,547,000 for the same period in 2013, a $1,035,000 decrease. The period-to-period decrease is largely due to the non-cash stock based compensation expense due to the cancellation of the stock options in Q1 of 2013.  The stock based expense had no impact on total consolidated stockholders’ equity.  This decreased stock based compensation is offset by higher professional fees.

	Three months ended March 31,
	2014	2013	$ Change	% Change
General and administrative expenses
Professional Fees	$312,000	$100,000	$212,000	213.0%
Salaries and benefits	136,000	178,000	(42,000)	(23.6)%
Office and administration	60,000	79,000	(19,000)	(24.1)%
Stock based compensation	4,000	1,190,000	(1,186,000)	(100.0)%
Total	$512,000	$1,547,000	$(1,035,000)	(66.9)%

Stock based compensation is a significant item in the general and administrative, and the amount in the first quarter of 2013 reflects the full amortization of the fair value of options granted in 2011and 2012.

Depletion, depreciation, amortization and impairment

The Company incurred $158,000 for depreciation, depletion, amortization for the three months ended March 31, 2014 ($185,000 in first quarter 2013), reflective of the lower production levels of the Company.  The Company also incurred $0 in non-cash impairment charges for the first quarter of 2014 ($111,000 in first quarter of 2013).

Accretion expense

For the three months ended March 31, 2014 the company had accretion expense of $15,000 ($15,000 in first quarter 2013) related to the Company’s asset retirement obligations.

Interest expense

Interest expense was $438,000 for the three months ended March 31, 2014($37,000 in first quarter 2013).  The increase in interest expenses is due to debentures held by Legend in 2014.

Net loss

The Company recorded a net loss of $788,000 in first three months of 2014, as compared to the net loss of $1,723,000 in the corresponding period in 2013.  The decrease in the loss is mainly due to the acceleration of stock based compensation in 2013, along with the reduction in costs generally.

Liquidity and Capital Resources

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through 2014. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of equity issuances and borrowing under loan agreements and to a lesser extent by operating cash flows, to execute on our business plan for the acquisition, exploration, development and production of oil and gas reserves. At March 31, 2014, we had cash and cash equivalents totaling approximately $1,000.

In October 2011, we established a revolving demand loan with National Bank of Canada (the “Bank”) through our wholly-owned subsidiary, Legend Canada.  On August 22, 2013, the Company entered into a Forbearance Agreement with the Bank, which conveyed the Bank additional control over the assets of the Company, increased the interest payments to prime rate of interest plus 4%, and indicated through sale of assets or other means full repayment of the existing credit facility in full by November 29, 2013.  In addition, the Company had various conditions to adhere to, including ; (a) settlement of license liability with Alberta Energy Regulator, (b) engagement of marketing agent to facilitate the sale of Canadian properties to retire existing facility, (c) a release of various funds for operational upgrades and maintenance of select Canadian properties, (d) delinquent bank reporting to be completed and brought up to date, (e) dedication of funds from Hillair financing to Canadian facility and (f) continued and on-going monthly reporting on progress of activity within the Forbearance Agreement process.  It is the Company’s belief that these conditions were met where required, with the only exception being the license liability and this due to a change in regulation allowing relief.  The Company closed the sale of Boundary Lake, Wildmere, and Inga properties in connection with the Forbearance Agreement in Q4 2013 and Q1 2014 and used the proceeds to partially repay the revolving demand loan.  In December 2013, the Bank elected to terminate the formal forbearance and has replaced it with a day to day effort to have the Company continue to sell assets, look for new sources of capital in order to determine the best course of action concerning the revolving demand loan.  On April 25, 2014, the Company received a Notice of Intention to Enforce Security from the Bank. Under the notice, the Bank states that it intends to enforce its rights against Legend Canada under the CA$6,000,000 Acknowledgement of Debt Revolving Demand Credit Agreement, dated August 15, 2011; the General Assignment of Book Debts, dated October 19, 2011; the CA$25,000,000 Fixed and Floating Charge Demand Debenture; the Pledge Agreement dated October 19, 2011; and the Negative Pledge and Undertaking dated October 19, 2011. On April 28, 2014 the Company received a Notice of Intention to Enforce Security from the Bank. Under the Company Notice, the Bank states that it intends to enforce its rights against the Company under the Letter of Guarantee, dated May 11, 2012; the General Security Agreement dated May 11, 2012; the Securities Pledge Agreement; the Subordination Agreement dated July 10, 2013; and the Set-off and Security Agreement dated July 10, 2013.  The bank claims the Company is in default under the Legend Canada Security and the Company Security agreements. The Bank has demanded payment in full of all amounts owing under the Legend Canada Security Agreements and the Company Security Agreements. The Bank claims  that the total amount due is $1,656,857.37 plus accruing interest, costs, expenses and fees including, without limitation, attorney’s fees.

During 2013, the Company issued two 8% Original Issue Discount Senior Secured Convertible Debentures to Hillair Capital Investments, L.P. (“Hillair”) payable on or before December 1, 2014.  On May 1, 2014, the Company received a Notice of Event of Default from Hillair with respect to the 8% Original Issue Discount Senior Secured Convertible Debentures. Hillair states that the Company is in default under the Debentures and has demanded payment in full of all amounts owing under the Debentures. Hillair further states that the total amount due is $2,111,200 plus accruing interest.

The Company is in negotiations with the Bank and Hillair in an attempt to resolve these issues.  The Company may be required to sell some or all of its properties as a result of the actions by the Bank and Hillair.

The Company may seek additional financing to fund operations. However, such financings may not be available and the terms of the financing may be available only on unfavorable terms.

The uncertainties relating to the Company’s ability to repay the obligations to the Bank and Hillair (and to execute the Company’s business plan) continue to raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company be unable to continue as a going concern.

The following table summarizes our cash flows for the three months ended March 31, 2014 and March 31, 2013, respectively:

	For the Three Months Ended March 31,
	2014	2013
Net cash provided by (used) in operating activities	$19,900	$214,000)
Net cash used in investing activities	(450,316)	(150,000)
Net cash provided (used) by financing activities	(565,700)	(142,000)
Effect of exchange rate changes	32,555	76,000
Net increase (decrease) in cash during period	$(62,961)	$(2,000)

Cash from Operating Activities

Cash provided by operating activities was $19,900 for the three months ended March 31, 2014, as compared to cash used by operating activities of $214,000 in the three months ended March 31, 2013. The increase in cash provided is due to the lower operating and administrative costs of the Company.

Cash from Investing Activities

Cash used for investing activities for the three months ended March 31, 2014 was $450,316 as compared to $150,000 during the three months ended March 31, 2013.  The increase is due to the Company spending much of the first quarter of 2012 integrating the Wi2Wi assets, whereas in the first quarter of 2013 the Company was doing some recompletion work in Canada that led to capital costs incurred.

Cash from Financing Activities

Total net cash used by financing activities in the three months ended March 31, 2013 was $142,000 which was largely repayment of bank debt.  Total net cash used/provided in the three months ended March 31, 2014 was $565,700.

Credit Facility

At March 31, 2014, our revolving bank facility was CA$1,600,000.  On April 24, 2014, the Bank issued a demand notice indicating that the full balance of the outstanding credit facility was payable immediately.  The Company continues to negotiate with the Bank to fulfill this demand.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1           LEGAL PROCEEDINGS

On October 28, 2013, RR Donnelly & Sons Company filed a complaint against the Company in King County Superior Court, Washington, seeking to collect approximately Sixty-Eight Thousand Nine Hundred Thirteen Dollars and Twenty-One Cents ($68,913.21), plus interest for services rendered on or before November 30, 2012. On May 12, 2014, RR Donnelly & Sons Company filed a motion for summary judgment.  As of May 12, 2014, the principal plus interest was approximately $81,046.65.

On April 24, 2014, Cairncross and Hempelmann served the Company with a complaint for outstanding legal fees totaling $30,036.58, which includes $5,000 of attorney’s fees, plus interest of 12% per annum from April 1, 2014.

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

LEGEND OIL AND GAS, LTD.

Dated: May 27, 2014	By:	/s/ Marshall Diamond-Goldberg
Marshall Diamond-Goldberg
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 27, 2014	By:	/s/ James Vandeberg
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