Form 10-Q
period 2014-06-30
Legend Oil & Gas, Ltd.
filed 2014-08-21
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No.: 000-49752

Legend Oil and Gas, Ltd.
(Exact name of registrant as specified in its charter)

Colorado	84-1570556
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Northpoint Center East, Suite 400
Alpharetta, GA 30022
 (Address of principal executive offices)

(678) 366-4400
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

As of August 19, 2014, the registrant had 170,561,844 shares of its common stock, par value $0.001 per share, issued and outstanding.

LEGEND OIL AND GAS, LTD.
FORM 10-Q
For the Quarterly Period ended June 30, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1           CONSOLIDATED FINANCIAL STATEMENTS

Legend Oil and Gas Ltd.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$485,540	$64,283
Accounts receivable	11,598	329,123
Prepaid expenses	147,459	102,191
Total current assets	644,597	495,597

Oil and gas properties - full cost method of accounting
Proven properties - net	858,910	2,493,328
Unproven properties	-	1,224,311
Total oil and gas properties	858,910	3,717,639
Deposits	3,740	3,740

Total assets	$1,507,247	$4,216,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,424,904	$1,656,948
Note payable to bank	1,453,210	2,018,951
Current portion of long tern debt, net	80,139	27,496
Convertible debt, net	-	612, 527
Embedded derivative liabilities	664,554	1,161,284
Total current liabilities	3,622,807	5,477,206

Convertible debt, net	1,149,870	-
Asset retirement obligations	264,647	1,533,121
Total liabilities	5,037,324	7,010,327

Stockholders' equity
Common stock	164,810	109,343
Additional paid-in capital	26,544,613	25,726,902
Accumulated other comprehensive loss	127,774	17,188
Accumulated deficit	(30,367,274)	(28,646,784)
Total stockholders' equity	(3,530,077)	(2,793,351)

Total liabilities and stockholders' equity	$1,507,247	$4,216,976

The accompanying notes are an integral part of these consolidated financial statements

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Oil and gas revenue	$112,936	$627,449	$406,407	$1,150,773

Costs and Expenses
General and administrative	818,100	392,515	1,329,959	1,939,851
Production expenses	31,404	411,327	189,510	762,672
Depletion, depreciation, and amortization	49,850	167,695	208,012	352,682
Impairment on oil and gas assets	429,450	38,961	429,450	149,983
Accretion on asset retirement obligation	8,549	14,342	23,223	28,899
Total costs and expenses	1,337,353	1,024,840	2,180,154	3,234,087
Operating Loss	(1,224,417)	(397,391)	(1,773,747)	(2,083,314)

Other Income and Expense
Interest expense	(887,853)	(49,719)	(1,339,238)	(87,196)
Gain on embedded derivatives	1,179,328	( -)	1,392,496	( -)
Total other income and expense	291,475	(49,719)	53,258	(87,196)

Net loss before preferred dividends and comprehensive income (loss)	(932,942)	(447,110)	(1,720,490)	(2,170,510)
Preferred stock dividends	-	(691,150)	-	(691,150)
Net loss before other comprehensive income (loss)	(932,943)	(1,138,260)	(1,720,490)	(2,861,660)
Foreign translation adjustment	27,412	(199,636)	110,586	(339,937)

Net comprehensive loss	$(905,531)	$(1,337,896)	$(1,609,904)	$(3,201,597)

Basic and diluted weighted average shares outstanding	137,595,793	81,348,774	127,128,572	81,144,354

Basic and diluted net loss per common share	$(0.007)	$(0.01)	$(0.014)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2012	77,220,271	$77,220	$(25,353,942)	$152,634	$(15,624,278)	$(40,748,366)
Common stock issued for services	7,700,000	7,700	482,300	-	-	490,000
Stock based compensation	-	-	1,206,994	-	-	1,206,994
Foreign currency translation	-	-	-	(135,446)	-	(135,446)
Conversion of note payable	2,772,407	2,772	59,761	-	-	62,533
Discount on short term note payable	-	-	124,430	-	-	124,430
Conversion of convertible preferred stock to common stock	1,700,000	1,700	365,253	-	-	366,953
Dividends on preferred stock	13,823,000	13,823	677,327	-	(691,150)	-
Reclassification out of contingently redeemable common stock	-	-	47,764,926	-	-	47,764,926
Stock issued for interest payment	955,128	955	30,405	-	-	31,360
Stock issued to employees	2,900,000	2,900	258,100	-	-	261,000
Stock issued for property	2,272,728	2,273	111,348	-	-	113,331,356
Net loss	-	-	-	-	(12,331,356)	(12,331,356)
Balance at December 31, 2013	109,343,534	$109,343	$25,726,902	$17,188	$(28,646,784)	$(2,793,351)
Stock issued for services	54,246,508	54,247	744,853	-	-	799,100
Stock issued for interest payment	1,220,798	1,220	50,256	-	-	51,476
Stock based compensation	-	-	22,602	-	-	22,602
Foreign currency translation	-	-	-	110,586	-	110,586
Net loss	-	-	-	-	(1,720,490)	(1,720,490)
Balance at June 30, 2014	164,810,840	$164,810	$26,544,613	$127,774	$(30,367,274)	$(3,530,077)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,720,490)	$(2,170,510)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	22,602	1,190,340
Discounts on notes payable	1,505,132	12,581
Impairment on assets	429,450	-
Accretion on asset retirement obligation	23,223	28,899
Issuance of common stock for services	799,100	85,000
Gain on embedded derivative	(1,392,496)	-
Depletion, depreciation, amortization and impairment	208,012	505,254
Changes in operating assets and liabilities:
Accounts receivable	317,525	(101,406)
Prepaid expenses and other assets	(45,268)	36,062
Accounts payable	(232,044)	601,955

Net cash flows from operating activities	(85,253)	188,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from oil and gas properties	450,318	(171,776)
Capital expenditures	(103,825)	-
Net cash flows from investing activities	346,493	(171,776)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	735,758	75,000
Proceeds (payments on) note payable to bank	(575,741)	(282,355)
Net cash flows from financing activities	160,017	(207,355)

Change in cash and cash equivalents before effect of exchange rate changes	421,257	(190,956)
Effect of exchange rate changes	-	193,982
Net change in cash and cash equivalents	421,257	3,026

Cash and cash equivalents, beginning of period	64,283	12,989
Cash and cash equivalents, end of period	$485,540	$16,015

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible preferred stock to common stock	$-	$366,953
Common stock reclassified from contingently redeemable	$-	$47,764,926
Preferred stock dividend	$-	$691,150
Discount on short term note payable	$-	$74,810

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF OPERATIONS

Description of Business

The Company was incorporated under the laws of the State of Colorado on November 27, 2000 under the name “SIN Holdings, Inc.” On July 29, 2010, we changed our business to the acquisition, exploration, development and production of oil and gas reserves. To align our name with our new business, on November 29, 2010, we changed our name to Legend Oil and Gas, Ltd.

On July 28, 2011, we formed a wholly owned subsidiary named Legend Energy Canada, Ltd. (“Legend Canada”), which is a corporation registered under the laws of Alberta, Canada. Legend Canada was formed to acquire, own and manage certain oil and gas properties and assets located in Canada.  Legend Canada completed the acquisition of significant oil and gas reserves located in Canada on October 20, 2011. As of this date, Legend Canada has limited operations as described in Notes 2 and 6.

We are an oil and gas exploration, development and production company.  Our oil and gas property interests are located in the United States (Piqua and McCune, Kansas) and Western Canada (Berwyn, Medicine River, Boundary Lake, and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia).  As of the date of these financial statements, the Company does not control significant oil and gas property located in Canada.

Our revenue producing and continuing oil exploration, development and production facilities are based in the United States (in the Piqua and McCune regions of the State of Kansas).

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

Certain Canadian assets consisting of the proven and unproven oil and gas properties, along with their related accumulated depletion have been written off as asset impairments due to the limited Canadian operations described above.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of Legend Oil & Gas Ltd. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2013 has been omitted.  The results of operations for the six month period ended June 30, 2014 are not necessarily indicative of results for the entire year ending December 31, 2014. The Company did not record an income tax provision during the periods presented due to net taxable losses.

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

Comprehensive Income

For operations outside of the U.S. that prepare financial statements in currencies other than U.S. dollars, we translate the financial statements into U.S. dollars.  Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical costs.  The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss).  Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at June 30, 2014 and December 31, 2013.

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last several years, continuing through June 30, 2014. We are in the early stages of a risk managed process of acquisition, exploration, development and production of oil leaseholds, and we have been funded primarily by a combination of equity issuances and borrowing under loan agreements and to a lesser extent by operating cash flows, to execute on our business plan for the acquisition, exploration, development and production of oil and gas reserves. At June 30, 2014, we had cash and cash equivalents totaling approximately $486,000.

National Bank of Canada: In October 2011, we established a revolving demand loan with the National Bank of Canada (the “Bank”) through our wholly-owned subsidiary, Legend Canada.  On August 22, 2013, the Company entered into a Forbearance Agreement with the Bank, which conveyed the Bank additional control over the assets of the Company, increased the interest payments to prime rate of interest plus 4%, and indicated through sale of assets or other means full repayment of the existing credit facility in full by November 29, 2013.  In addition, the Company had various conditions to adhere to, including ; (a) settlement of license liability with Alberta Energy Regulator, (b) engagement of marketing agent to facilitate the sale of Canadian properties to retire existing facility, (c) a release of various funds for operational upgrades and maintenance of select Canadian properties, (d) delinquent bank reporting to be completed and brought up to date, (e) dedication of funds from Hillair financing to repay the bank and (f) continued and on-going monthly reporting on progress of activity within the Forbearance Agreement process.  It is the Company’s belief that these conditions were met where required, with the only exception being the license liability and this was due to a change in regulation allowing relief.  The Company closed the sale of Boundary Lake, Wildmere, and Inga properties in connection with the Forbearance Agreement during the six month period ending June 30, 2014, and used the proceeds to partially repay the revolving demand loan.

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

On May 9, 2014, the Bank was granted a Consent Receivership Order in Canada, whereby the Bank appointed a receiver to take all legally appropriate means to recover the amounts Legend Canada defaulted on, including the managing of its assets, potential sales of its assets and other strategic measures to appropriately remediate the amounts due the Bank.

Company and National Bank of Canada Mutual Release: Throughout the period ended June 30, 2014 and thereafter, we have been in discussions with the Bank to resolve this issue such that a mutually satisfactory release could be obtained.  In August 2014, the Company and Bank signed a Mutual Release and Discharge.  The Company paid the Bank CA$250,000 to obtain this release which stipulates, among other things, that the Bank will immediately release the guaranty of the Bank’s debt by Legend US, and the Uniform Commercial Code (“UCC”) filing placed by the Bank on Legend US (the parent company guarantee).

Hillair Capital Investments, L.P. Convertible Debt Financing: During 2013, the Company issued two 8% Original Issue Discount Senior Secured Convertible Debentures to Hillair Capital Investments, L.P. (“Hillair”) payable on or before December 1, 2014.  On May 1, 2014, the Company received a Notice of Event of Default from Hillair with respect to the 8% Original Issue Discount Senior Secured Convertible Debentures.

Hillair Capital Investments, L.P. Debt Restructuring: On May 29, 2014, the Company issued an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair Capital Investments, L.P. (“Hillair”) in the aggregate amount of $400,000, convertible at a rate of $0.01, subject to adjustments, and payable on or before April 1, 2016.

In conjunction with the Debenture and in consideration of Hillair’s entering into the Debenture agreement with the Company, the Company entered into a Securities Purchase Agreement (“SPA”) with Hillair for a common stock purchase warrant to purchase 117.6 million shares of common stock with an exercise price equal to $0.01, subject to adjustment therein. The SPA provides for additional tranches on August 31, 2014 and October 30, 2014, respectively, for $325,000 per tranche.

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

Asset Retirement Obligation

We record the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset if a reasonable estimate of fair value can be made. The associated asset retirement cost capitalized as part of the related asset is allocated to expense over the asset’s useful life. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The asset retirement obligation is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at our credit-adjusted risk-free interest rate.  At June 30, 2014, the asset retirement obligation of approximately $CA1.3 million, related to the Canadian assets was written off.

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

Stock-based compensation

We measure compensation cost for stock-based awards at fair value and recognize it as compensation expense over the service period for awards expected to vest.  Stock-based compensation expense is also recognized upon cancellation of awards that were initially expected to vest.  Compensation cost (a non-cash expense) is recorded as a component of general and administrative expenses in the consolidated statements of operations, net of an estimated forfeiture rate.

Net Loss Per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding.  Potentially dilutive common shares include warrants to purchase shares of common stock.

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

NOTE 3 - OIL AND GAS PROPERTIES

The amount of capitalized costs related to oil and gas property and the amount of related accumulated depletion, depreciation, and amortization are as follows:

	June 30, 2014	December 31, 2013
Proven property, net of impairment	$2,055,175	$4,241,776
Accumulated depletion, depreciation, and amortization	(1,196,265)	(1,748,448)
	858,910	2,493,328
Unproven property	-	1,224,311
	$858,910	$3,717,639

On January 28, 2014, the Company sold its Inga property located in British Columbia, Canada for CA$435,000. The proceeds from the sale were accounted for as an adjustment to the capitalized costs in the Canadian cost center with no gain or loss recognized.

NOTE 4 – ASSET RETIREMENT OBLIGATION

The asset retirement obligations for each of the six months ended June 30, 2014 and 2013 were $264,647 and $1,596,776.  During the three months ended June 30, 2014, the Company wrote off $1,395,222 to impairment of its Canadian oil and gas properties.

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

Warrants

The following table summarizes outstanding warrants to purchase shares of our common stock as of June 30, 2014 and December 31, 2013:

	Shares of Common Stock Issuable from Warrants Outstanding as of
	June 30,	December 31,	Exercise
Date of Issue	2014	2013	Price	Expiration
February 2011	-	300,000	$0.50	February 2014
April 2011	-	250,000	$1.00	April 2014
August 2011	2,300,000	2,300,000	$2.00	August 2014
July 2013, restated	100,800,000	19,764,706	$0.01	July 2018
November 2013, restated	61,600,000	10,098,361	$0.01	November 2018
May 2014	117,600,000	-	$0.01	December 2018
	282,300,000	32,713,067

As of June 30, 2014, none of the outstanding warrants had been exercised.  The warrants issued in February and April 2011, expired without exercise.

Stock Incentive Plan

On May 15, 2014, the Company created the 2014 Stock Incentive Plan and reserved 40,000,000 shares of common stock for issuance thereunder.  The 2014 Stock Incentive Plan also provides the issuance of stock awards and grant of options to purchase shares of the Company's common stock.

A summary of stock option activity is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2014	600,000		$0.07
Options granted	-		-
Options cancelled	(600,000)		0.07
Balance at June 30, 2014	-	$

There were no stock option grants during the period presented.

NOTE 6 – ADVANCE AGREEMENT

On January 23, 2014, the Company entered into an Agreement and Plan of Merger with New Western Energy Corporation (“NWTR”).  On April 1, 2014, NWTR advanced $75,000 to the Company.  The significant terms of the agreement were that if the planned merger was terminated, or the merger did not occur by December 31, 2014, the Company was obligated to repay the $75,000 within 60 days of such termination, or on February 28, 2015, whichever came first.  There was no interest due and payable on this advance.

In May 2014, the merger was terminated by mutual consent.  During the quarter ended June 30, 2014, the Company repaid $10,000 of this amount, with a balance of $65,000 remaining.  The Company is in technical default on this advance agreement; however, NWTR has taken no actions to enforce collection at the date of this filing

NOTE 7 – NOTE PAYABLE TO BANK

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

Company and National Bank of Canada Mutual Release: Throughout the period ended June 30, 2014 and thereafter, we have been in discussions with the Bank to resolve this issue such that a mutually satisfactory release could be obtained.  In August 2014, the Company and Bank signed a Mutual Release and Discharge.  The Company paid the Bank CA$250,000 to obtain this release which stipulates, among other things, that the Bank will immediately release guaranty of the Bank’s debt by Legend US, and the Uniform Commercial Code (“UCC”) filing placed by the Bank on Legend US (the parent company guarantee).

NOTE 8 – LONG TERM DEBT

Long term debt includes a series of convertible notes payable to JMJ Capital which originated during 2013.  Principal amounting to $27,500 plus interest at 12% was payable on June 27, 2014; principal amounting to $27,500 plus interest at 12% is repayable on September 25, 2014, and principal amounting to $27,500 plus interest at 12% is repayable on December 9, 2014. The conversion price of the notes is the lesser of $0.05 or 60% of the lowest trading price of the Company’s common stock for 25 days prior to the conversion.  At June 30, 2014, and as of the date of this report, the principal and interest payments due June 27, 2014, were not made. At both June 30, 2014 and December 31, 2013, the principal balance of the notes amounted to $82,500. The debt discount associated with the beneficial conversion feature amounted to $0 and $55,004 at June 30, 2014 and December 31, 2013, respectively.

NOTE 9 – CONVERTIBLE DEBT

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

On May 1, 2014, the Company received a default notice from Hillair.  In its default notice, Hillair stated that the Company owed $2,111,200 plus interest under the provisions of the Debentures.

On May 29, 2014, the Company restructured the defaulted debt with Hillair whereby it issued an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair in the aggregate amount of $400,000, convertible at a rate of $0.01, subject to adjustments, and payable on or before April 1, 2016.

In conjunction with the Debenture and in consideration of Hillair’s entering into the Debenture agreement with the Company, the Company entered into a Securities Purchase Agreement (“SPA”) with Hillair for a common stock purchase warrant to purchase 117.6 million shares of common stock, with an exercise price equal to $0.01, subject to adjustment therein. The SPA provides for additional tranches on August 31, 2014 and October 30, 2014, respectively, for $325,000 per tranche. During June 30, 2014, Hillair exercised the second debenture as the Company reached certain of its agreed upon milestones with Hillair prior to August 2014.

The Company entered into similar securities purchase agreements to the SPA with Hillair in July 2013 and November 2013 respectively, and issued similar 8% Original Issue Discount Senior Secured Convertible Debentures and common stock purchase warrants (together, the “July and November 2013 Agreements”), where the Company and Hillair entered into a Forbearance Agreement, executed on May 29, 2014, whereby Hillair agreed to refrain and forebear from exercising certain rights and remedies afforded under the July and November 2013 Agreements.

The Company has also renegotiated the terms of the July and November 2013 Agreements pursuant to the terms and conditions contained in the Amendment Agreement, executed on May 29, 2014. Specifically, the Amendment Agreement amends and restates the 8% Original Issue Discount Senior Secured Convertible Debentures underlying the July and November 2013 Agreements and adjusts their maturity dates to August 1, 2016, amortization schedule, interest payment dates and conversion price to $0.01.  Additionally, the Amendment Agreement resets the exercise price and adjusts the amount of shares underlying the common stock purchase warrants issued in connection with the July and November 2013 Agreements.

Hillair and the Company have also entered into a Forbearance Agreement, on May 29, 2014, whereby Hillair shall refrain and forebear from exercising certain rights and remedies afforded under the July and November 2013 Agreements.

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

At both June 30, 2014 and December 31, 2013, the principal outstanding payable to Hillair amounted to $2,436,000 and $1,624,000, respectively.

NOTE 10 – EMBEDDED DERIVATIVE LIABILITIES

The embedded derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2014, and December 31, 2013 were $664,554 and $1,161,284.  The gain on the embedded derivative liabilities as a result of the fair value calculation for the three months ended June 30, 2014 was $1,179,328.

The embedded derivative liabilities we incurred in connection with the Convertible Debentures issued to Hillair (Note 9).  The Company valued the embedded derivative liabilities using the Black Scholes option pricing model using the following assumptions: term to expiration 1 year, historical volatility 112%, risk-free interest rate 0.13%.  No estimate was applied regarding the probability that the Company will issue equity securities at prices above or below the current contractual warrant exercise price and convertible debt conversion price resulting the occurrence of down-round protection.

NOTE 11 – SUBSEQUENT EVENTS

Company and National Bank of Canada Mutual Release: Throughout the period ended June 30, 2014 and thereafter, we have been in discussions with the Bank to resolve this issue such that a mutually satisfactory release could be obtained.  In August 2014, the Company and Bank signed a Mutual Release and Discharge.  The Company paid the Bank CA$250,000 to obtain this release which stipulates, among other things, that the Bank will immediately release guaranty of the Bank’s debt by Legend US, and the Uniform Commercial Code (“UCC”) filing placed by the Bank on Legend US (the parent company guarantee).

Information Statement: In July 2014, the Company filed an Information Statement (Schedule 14C) with the Securities and Exchange Commission.  This Information Statement was filed to increase the number of authorized shares of stock from 500 million, with a par value of $.001, to 1.1 billion, with a par value of $.001, of which one billion will be designated as common stock, and 100 million will be designated as blank check preferred stock.  This Information Statement has not become effective as of this date.

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

Overview of Business

We are an oil and gas exploration, development and production company.  Our oil and gas property interests are located in the United States (in the Piqua region of the State of Kansas).

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

On October 20, 2011, our wholly-owned subsidiary, Legend Canada completed the acquisition of the majority of the petroleum and natural gas leases, lands and facilities held by Wi2Wi, formerly International Sovereign. The assets acquired consisted of substantially all of Wi2W’s assets (which are the properties in Alberta and British Columbia described above).  As of this date, Legend Canada has limited operations.

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

The following table sets forth certain of our oil and gas operating information for the three and six months ended June 30, 2014, and June 30, 2013, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Production Data :
Oil production (bbls)	1,159	4,390	2,376	9,615
Average daily oil production (bbl/d)	13	48	13.1	53
Natural gas production (mcf)	-	62,366	23,750.5	118,928
Average daily natural gas production (mcf/d)	-	685	131.2	653
Natural gas liquids production (bbl)	-	239	0	779
Average daily natural gas liquids production (bbl/d)	-	3	0	4
Total BOE	1,159	15,023	6,334.4	30,216
Total BOE/d	13	165	35.0	166
Revenue Data :
Oil revenue ($)	108,661	379,000	212,747	714,000
Average realized oil sales price ($/bbl)	93.75	86.48	89.54	74.25
Gas revenue ($)	0	228,000	157,061	392,000
Average realized gas sales price ($/mcf)		3.67	6.61	3.30
Natural gas liquids revenue ($)	0	20,000	0	45,000
Average realized natural gas liquids price ($/bbl)		87.37		54.03
Operating expenses :
Production expenses	20,100	411,000	125,000	763,000
Average operating expenses ($/boe)	17.34	27.36	19.73	25.25

Operating Margin ($/boe)	76.41	14.45	38.65	12.84

Depreciation, depletion, and amortization	49,850	168,000	208,012	353,000

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

Production and Revenue

Revenues

	Three months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Product revenues:	$	$	%	$	$	%
Crude oil sales	108,661	379,000	(71.3)	212,747	714,000	(70.2)
Natural gas sales	0	228,000	(100)	157,061	392,000	(59.9)
Natural gas liquids sales	0	20,000	(100)	0	45,000	(100)
Product revenues	108,661	627,000	(82.7)	369,808	1,151,000	(67.9)

The asset sales in Canada were the main driver for the lower oil revenues, offset by higher prices realized in the first quarter of 2014.  Gas revenues were relatively flat, with the lower production volumes in Canada being offset by considerably higher pricing in 2014.  Liquids revenues were also reflective of asset sales in Canada, offset by higher prices in 2014.

Production

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Sales Volume :			%			%
Crude Oil(bbl)	1,159	4,390	(73.6)	2,376	9,615	(75.3)
Natural Gas(mcf)	0	62,366	(100)	23,750	118,928	(80.0)
Natural Gas Liquids(bbl)	0	239	(100)	0	779	(100)
Total BOE	1,159	15,023	(92.2)	6,334	30,216	(79.0)

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

The decrease in oil volumes is largely due to the asset sales in Canada in third quarter of 2013.  Natural gas volume decreases were due to asset sales, as well lower production in key areas in Canada such as Berwyn.  The decrease in liquids is reflective of the lower natural gas production in Canada.

Commodity Prices Realized

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Sales Price :	$	$	%	$	$	%
Crude Oil($/bbl)	93.75	86.48	8.4	89.54	74.25	20.6
Natural Gas($/mcf)	0	3.67		6.61	3.30	100.3
Natural Gas Liquids($/bbl)	0	87.37		0	54.03

The average price per barrel received by Legend during the second quarter of 2014 was $93.75, up from $86.48 in the same period of 2013, reflective of the prices the Company receives in the Kansas area. The natural gas prices reflect the considerably stronger gas price environment in 2014 in Canada.  Liquids pricing is linked to the oil pricing environment, which leads to the increase in liquids prices.  The prices we receive for our oil and natural gas production are determined by the market and heavily influence our revenue, profitability, access to capital and future rate of growth.

Production Expenses

Production expenses decreased to $31,404 in the three months ended June 30, 2014 as a result of the decline in Canadian activities.

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses increased in the second quarter to $818,100, as compared to $393,000 for the same period in 2013.  The period-to-period increase is largely due to the non-cash stock issued for services rendered.

Depletion, depreciation, amortization and impairment

The Company incurred $49,850 for depreciation, depletion, amortization for the three months ended June 30, 2014 ($168,000 for the same period during 2013), reflective of the lower production levels of the company.  Depletion for the six months ended June 30, 2014 is $208,012 ($353,000 for the same period during 2013).  The Company also incurred $429,540 in non-cash impairment charges during the three month period ended June 30, 2014, with the Canadian assets totally impaired at June 30, 2014.

Accretion expense

For the three months ended June 30, 2014 the Company had accretion expense of $8,549 ($14,000 in second quarter 2013) related to the Company’s asset retirement obligations.  For the year to date periods, 2014 accretion is $23,223 compared to $29,000 in 2013.  Accretion expense is consistent for the periods presented due to the consistent level of asset retirement obligations during the periods, other than any impairment.

Interest expense

Interest expense was $887,853 for the three months ended June 30, 2014 ($50,000 in second quarter 2013).  For the year to date periods, 2014 interest expense is $1,339,238 compared to $87,000 in 2013 for the similar period.  Interest expense for the periods presented are principally the result of noncash amortization of convertible debt discounts.

Net loss

The Company recorded a net loss of $932,943 in second quarter of 2013 and $1,720,490 for the six months ended June 30, 2014, as compared to the net loss of $447,000 and $2,171,000 in the corresponding periods in 2013. The changes between the years are principally due to impairment of the Canadian oil and gas properties as well as interest expense as a result of the amortization of debt discounts.

Liquidity and Capital Resources

Liquidity

 We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through 2014. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of convertible debt issuances and borrowing under loan agreements and to a lesser extent by operating cash flows, to execute on our business plan for the acquisition, exploration, development and production of oil and gas reserves. At June 30, 2014, we had cash and cash equivalents totaling approximately $486,000.

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

The following table summarizes our cash flows for the periods ended June 30, 2014 and June 30, 2013, respectively:

	For the six months ended June 30,
	2014	2013
Net cash flows from in operating activities	$(85,253)	$188,000
Net cash flows from investing activities	346,493	(172,000)
Net cash flows from financing activities	160,017	(207,000)
Effect of exchange rate changes	0	194,000
Net change in cash during period	$421,457	$3,000

Cash from Operating Activities

Cash used in operating activities was $85,253 for the six months ended June 30, 2014, as compared to $188,000 in the six months ended June 30, 2013. The decrease is principally due to the decline in operations of Legend Canada.

Cash from Investing Activities

Cash from investing activities for the six months ended June 30, 2014 was $346,493 as compared to uses of $172,000 during the six months ended June 30, 2013.  The increase is due to proceeds from the sale of the Inga Canadian asset.

Cash from Financing Activities

Total net cash provided by financing activities was $160,017 for the six months ended June 30, 2013, consisting of repayment of bank debt, offset by proceeds of a note payable. Total net cash from financing activities in the six months ended June 30, 2014 was $85,017, due to repayment to the Bank upon sale of the Inga Canadian property, and financing inflows of $660,758, due to the Hillair debentures.

Credit Facility

Currently, the Company does not have any credit facilities with available funds.

Planned Capital Expenditures

We are in the midst of a drilling program in Kansas, using the capital received from Hillair.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4           CONTROLS AND PROCEDURES

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Evaluation of Disclosure Controls and Procedures:
As required by Rule 13a-15 under the Exchange Act for the period ended June 30, 2014 we have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and based on this evaluation our Chief Restructuring Officer and Chief Financial Officer (the “Certifying Officers”) conclude that our disclosure controls and procedures were not effective as of June 30, 2014 because of identified material weaknesses in our internal control over financial reporting as detailed below under  “Material Weaknesses Identified.”

Management’s Report on Internal Control Over Financial Reporting:

Our Certifying Officers are responsible for establishing and maintaining our disclosure controls and procedures.  The Certifying Officers have designed established disclosure controls and other procedures that are designed to ensure that material information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely discussions regarding required disclosure is made known to them, particularly during the period in which this report was prepared.

Material Weaknesses Identified:
Our Certifying Officer is aware that with the limited level of operations, financial resources and availability of personnel that material weaknesses exist in the controls and procedures, particularly in the concentration of duties, lack of an audit committee and access to additional financial expertise, both within and external to the current composition of the Board of Directors.  Specific weakness in internal control over financial reporting exists because of the following:

Our Company is managed by a small number of individuals working out of offices in Alpharetta, GA.  We do not have a large enough number of independent staff or management members to provide third party oversight in the review of our financial transactions on an ongoing basis.  Our CEO/Director/President, CFO and Principal Accounting Officer is responsible for initiating activities of the Company and, currently, our outsourced accountant is responsible for reviewing, recording the financial transactions, as well as the preparation and review of financial reports, including the preparation of the 10Q’s and 10K with my oversight and direction.  The electronically recorded and related physical records are maintained by the Alpharetta, GA office.

The Company’s Board of Directors consist of one member who is also the CEO, President, CFO and Principal Accounting Officer, resulting in inadequate independent oversight of the management function as well as not having member to staff board of director committees, in particular an audit committee.  The Company lacks a designated financial expert and no method of creating an effective whistleblower program.

Our limited operations and business practices include complex technical accounting issues that require significant accounting and SEC reporting expertise.  We do not have adequate accounting technical resources to ensure timely and accurate accounting and reporting for addressing such highly technical issues.

There is a lack of independent supervisory review of accounting transactions, including the recording of general ledger journal entries, month end account reconciliations, and preparation of financial reporting.

Plan for Remediation of Material Weaknesses:

We have engaged two individual to serve as the Company’s Chief Restructuring Officer and Chief Financial Officer (Principal Accounting Officer), who are actively engaged in actions to resolve these deficiencies by:

1.	Pursuing short term and long term funding. Initial contracts are presently under active negotiation.

2.	Actively recruiting members to add to the Board of Directors, which will bring the Board up to full strength.

3.	Identifying and being in active negotiation with three potential candidates to fill the positions of the Company.

4.
Pursuing active projects which include operational staffing to compliment the above actions and assist the Company in meeting its goals of fully meeting the requirements imposed by Sarbanes Oxley by its annual 2014 reporting date.

5.	Developing adequate internal control structures to ensure financial and accounting transactions are properly recorded and reported in our financial statements.

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

LEGEND OIL AND GAS, LTD.

Dated: August 20, 2014	By:	/s/ Marshall Diamond-Goldberg
Marshall Diamond-Goldberg
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 20, 2014	By:	/s/ Marshall Diamond-Goldberg
Marshall Diamond-Goldberg
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

32.1
Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350
Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document