Form 10-Q
period 2014-09-30
Legend Oil & Gas, Ltd.
filed 2014-11-19
CIK 1140414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 18, 2014, the registrant had 188,183,273 shares of its common stock, par value $0.001 per share, issued and outstanding.

LEGEND OIL AND GAS, LTD.

FORM 10-Q

For the Quarterly Period ended September 30, 2014

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to pay off our Senior Secured Convertible Debentures to Hillair Capital Investments, L.P (“Hillair”);
•	Our ability to fund our 2014 and 2015 drilling and development plan;
•	Our ability to obtain buyers on terms favorable to us, in the event that we were to seek to sell certain of our oil and gas interests;
•	Our ability to retain the services of our Chairman and Chief Executive Officer, President and Chief Financial Officer, as well as other key personnel, the loss of which could materially impair our business plan;
•	Changes in estimates of our crude oil depletion rates;
•	Our ability to control or reduce operating expenses and manage unforeseen costs;
•	Our reliance on third-party contractors in performing the majority of our operations, which could make management of our drilling and production efforts inefficient or unprofitable;
•	Our ability to maintain our existing property leases and acquire rights on properties that we desire;
•	Changes in commodity prices for crude oil and natural gas;
•	Environmental risks from operations of our wells;
•	Our ability to compete successfully against larger, well-funded, established oil and gas companies;
•	Our ability to comply with the many regulations to which our business is subject; and
•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances.

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

PART I – FINANCIAL INFORMATION

ITEM 1           CONSOLIDATED FINANCIAL STATEMENTS

Legend Oil and Gas Ltd.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$1,387,447	$64,283
Accounts receivable	66,952	54,770
Prepaid expenses	—	45,877
Total current assets	1,454,399	164,930

Oil and gas properties - full cost method of accounting
Properties subject to amortization – net of accumulated amortization of $502,990 and $239,477, respectively	2,395,642	1,479,423
Total oil and gas properties	2,395,642	1,479,423

Deposits	—	3,740
Net assets attributable to discontinued operations	—	2,568,883

Total assets	$3,850,041	$4,216,976

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$66,261	$244,840
Accrued interest payable	64,225	—
Note payable	65,000	—
Current portion of long term debt, net	—	27,496
Current portion of convertible debt, net	19,500	612, 527
Total current liabilities	214,986	884,863

Long-term debt, net of unamortized discount of $2,118,996 and $-0-, respectively	2,787,553	—
Long-term convertible debt, net of unamortized discount of $89,466 and $-0-, respectively	1,086,534	—
Debt derivative liabilities	—	284
Warrant derivative liabilities	2,773,516	1,161,000
Asset retirement obligations	264,647	196,767
Liabilities attributable to discontinued operations	—	4,767,413
Total liabilities	7,127,236	7,010,327

Contingently redeemable convertible stock (100,000,000 shares authorized; $0.001 par value; -0- shares issued and outstanding; redemption $7.00 per share	—	—
Contingently redeemable common stock	—	—
	—	—

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 174,046,938 and 109,343,534 shares issued and outstanding, respectively	174,046	109,343
Additional paid-in capital	26,623,605	25,726,902
Accumulated other comprehensive gain	—	17,188
Accumulated deficit	(30,074,846)	(28,646,784)
Total stockholders’ deficit	(3,277,195)	(2,793,351)

Total liabilities and stockholders’ deficit	$3,850,041	$4,216,976

The accompanying notes are an integral part of these unaudited consolidated financial statements

Legend Oil and Gas Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Oil and gas revenue	$217,868	$193,341	$624,275	$547,814

Operating Expenses:
Production expenses	73,413	19,756	262,923	158,501
General and administrative	2,389,630	791,218	3,719,589	2,128,694
Depletion, depreciation, accretion, and amortization	64,000	16,863	295,235	263,630
Impairment of oil and gas properties	151,199	—	580,649	148,871
Total operating expenses	2,678,242	827,837	4,858,396	2,699,696

Operating Loss	(2,460,374)	(634,496)	(4,234,121)	(2,151,882)

Other Income and (Expense)
Interest expense	(265,988)	(235,769)	(1,605,226)	(237,275)
Loss on conversion of debt	(62,741)	—	(62,741)	—
Change in fair value of derivative debt	284		284
Change in fair value of derivative warrants	(231,496)	(632,317)	1,161,000	(632,317)
Total other income and (expense)	(559,941)	(868,086)	(506,683)	(869,592)

Loss from continuing operations	(3,020,315)	(1,502,582)	(4,740,804)	(3,021,474)
Income (loss) from discontinued operations	3,312,742	(325,808)	3,312,742	(977,426)
Net income (loss) before preferred dividends and comprehensive income (loss)	292,427	(1,828,390)	(1,428,062)	(3,998,900)
Preferred stock dividends	—	—	—	(691,150)
Net income (loss) before other comprehensive income (loss)	292,427	(1,828,390)	(1,428,062)	(4,690,050)
Foreign currency translation adjustment	—	94,571	—	(238,365)

Total comprehensive income (loss)	$292,427	$(1,733,819)	$(1,428,062)	$(4,928,415)

Basic net loss per common share	$0.00	$(0.02)	$(0.01)	$(0.05)
Diluted net loss per common share	$0.00	$(0.02)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding:
Basic	172,874,221	95,678,070	164,810,840	86,860,839
Diluted	435,082,264	95,678,070	164,810,840	86,860,839

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legend Oil and Gas Ltd.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2012	77,220,271	$77,220	$(25,353,942)	$152,634	$(15,624,278)	$(40,748,366)
Common stock issued for services	7,700,000	7,700	482,300	—	—	490,000
Stock-based compensation	—	—	1,206,994	—	—	1,206,994
Foreign currency translation	—	—	—	(135,446)	—	(135,446)
Conversion of note payable	2,772,407	2,772	59,761	—	—	62,533
Discount on short-term note payable	—	—	124,430	—	—	124,430
Conversion of convertible preferred stock to common stock	1,700,000	1,700	365,253	—	—	366,953
Dividends on preferred stock	13,823,000	13,823	677,327	—	(691,150)	—
Reclassification out of contingently redeemable common stock	—	—	47,764,926	—	—	47,764,926
Stock issued for interest payment	955,128	955	30,405	—	—	31,360
Stock issued to employees	2,900,000	2,900	258,100	—	—	261,000
Stock issued for property	2,272,728	2,273	111,348	—	—	113,621
Net loss	—	—	—	—	(12,331,356)	(12,331,356)
Balance at December 31, 2013	109,343,534	$109,343	$25,726,902	$17,188	$(28,646,784)	$(2,793,351)
Stock issued for conversion of debt	9,884,170	9,884	115,857	—	—	125,741
Stock issued for services	54,819,234	54,819	780,846			835,665
Foreign currency translation	—	—	—	110,586	—	110,586
Discontinued operations	—	—	—	(127,774)	—	(127,774)
Net loss	—	—	—	—	(1,428,062)	(1,428,062)
Balance at September 30, 2014	174,046,938	$174,046	$26,623,605	$—	$(30,074,846)	$(3,277,195)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legend Oil and Gas Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,428,062)	$(3,998,900)
Income from discontinued operations	(3,312,742)	977,426
Net loss from continuing operations	(4,740,804)	(3,021,474)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Impairment of oil and gas properties	580,649	148,871
Depletion, depreciation, accretion, and amortization	295,235	260,420
Accretion on asset retirement obligation	—	3,210
Amortization of discounts on notes payable	184,135	231,370
Unrealized loss on derivative liabilities	(1,161,284)	632,317
Loss on conversion of debt	62,741	—
Stock-based compensation	835,665	1,894,425
Changes in operating assets and liabilities:
Accounts receivable	(12,182)	(182,320)
Prepaid expenses	45,877	(5,520)
Other assets	3,740	2,338
Accounts payable	(222,810)	231,267
Accrued interest payable	64,225	—
Net cash provided by (used in) operating activities	(4,064,813)	194,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of oil and gas properties	450,318	—
Cash paid for the development of oil and gas properties	(206,843)	(364,906)
Net cash provided by (used in) investing activities	243,475	(364,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	5,043,916	975,000
Payments on notes payable	(10,000)	(559,495)
Net cash flows provided by financing activities	5,033,916	415,505

Effect of exchange rate changes	110,586	(238,365)
Net change in cash and cash equivalents	1,323,164	7,138

Cash and cash equivalents, beginning of period	64,283	12,989
Cash and cash equivalents, end of period	$1,387,447	$20,127

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Income taxes	$—	$—
Interest	$17,628	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Oil and gas property acquired for long-term debt	$936,732	$—
Discount on short term note payable	$—	$974,810
Conversion of debt to common stock	$63,000
Modification of debt	$550,231
Derivative liability	$1,162,750
Change in asset retirement obligation	36,157
Conversion of convertible preferred stock to common stock	$—	$366,953
Common stock reclassified from contingently redeemable	$—	$47,764,926
Preferred stock dividend	$—	$691,150

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legend Oil and Gas Ltd.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF OPERATIONS

Description of Business

Legend Oil & Gas, Ltd. (“the Company”) was incorporated under the laws of the State of Colorado on November 27, 2000 under the name “SIN Holdings, Inc.” On July 29, 2010, we changed our business to the acquisition, exploration, development and production of oil and gas reserves. To align our name with our new business, on November 29, 2010, we changed our name to Legend Oil and Gas, Ltd.

On July 28, 2011, we formed a wholly owned subsidiary named Legend Energy Canada, Ltd. (“Legend Canada”), which is a corporation registered under the laws of Alberta, Canada. Legend Canada was formed to acquire, own and manage certain oil and gas properties and assets located in Canada.  Legend Canada completed the acquisition of significant oil and gas reserves located in Canada on October 20, 2011. As of this date, Legend Canada was considered a discontinued operation as described in Note 3.

We are an oil and gas exploration, development and production company.  All of our revenue producing and continuing oil exploration, development and production facilities are based in the United States (in the Piqua, McCune, Landers and Volunteer regions of the State of Kansas).

During the quarter ended September 30, 2014, we placed our wholly owned subsidiary, Legend Canada, into the Canadian bankruptcy system. The bankruptcy estate of Legend Canada owns oil and gas properties in Western Canada (Berwyn, Medicine River, Boundary Lake, and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia).  Legend Canada was placed under the control of KPMG Inc., as Trustee in the bankruptcy proceedings. We have written off all assets and liabilities of Legend Canada, resulting in income from discontinued operations at the parent level of Legend Oil and Gas, Ltd. as it no longer controls, nor has responsibility for any operations nor asset dispositions of Legend Canada (See Note 3).

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and Legend Canada, our wholly-owned subsidiary.  Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2013 has been omitted.  The results of operations for the nine-month period ended September 30, 2014 are not necessarily indicative of results for the entire year ending December 31, 2013.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

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

Comprehensive Income (Loss)

Legend Canada’s functional currency is the Canadian dollar (“CA”). The Company translates the financial statements of Legend Canada into U.S. dollars.  Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical costs.  The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss).  Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at September 30, 2014 and December 31, 2013. At September 30, 2014, these amounts were reclassified as income from discontinued operations (See Note 3).

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern. However, the Company has incurred net operating losses and operating cash flow deficits over the last several years, continuing through September 30, 2014.The Company is in the early stages of a management and operational restructuring of the risk managed process of acquisition, exploration, development and production of oil leaseholds, and has been funded primarily by borrowings under loan agreements and to a lesser extent by operating cash flows, to execute on its business plan for the acquisition, exploration, development and production of oil and gas reserves. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to these matters consist principally of seeking additional debt and / or equity financing combined with expected cash flows from current oil and gas assets held and additional oil and gas assets that it may acquire. There can be no assurance that the Company’s efforts will be successful. The financial statements do not include any adjustments that may result for the outcome of this uncertainty.

Cash and Cash Equivalents

Cash and cash equivalents are all highly liquid investments with an original maturity of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), which insures the balances up to $250,000 per depositor. At September 30, 2014 and December 31, 2013, the Company had cash balances of $1,137,447 and $-0-, respectively, in excess of FDIC insurance limits. The Company has not incurred losses related to any deposits in excess of the FDIC insurance amount and believes no significant concentration of credit risk exists with respect to cash investments.

Concentrations

Financial instruments which potentially subject us to concentrations of credit risk consist of cash. We periodically evaluate the credit worthiness of financial institutions, and maintain cash accounts only with major financial institutions thereby minimizing exposure for deposits in excess of federally insured amounts. We believe that credit risk associated with cash is remote.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reflected at net realizable value. The Company establishes provisions for losses on accounts receivable if the Company determines that the Company will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. Substantially all of accounts receivable balance relates to the most recent crude oil revenue sales.

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

Derivative Financial Instruments

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to non-operating income. For warrants and convertible derivative financial instruments, the Company uses the Black-Scholes Option Pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, Derivatives and Hedging. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Oil and Gas Revenue Recognition

Revenue from production on properties in which we share an economic interest with other owners is recognized on the basis of our interest. Revenues are reported on a gross basis for the amounts received before taking into account production taxes, royalties, and transportation costs, which are reported as production expenses. Revenue is recorded and receivables accrued using the sales method of accounting. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. The volume sold may differ from the volumes we are entitled to, based on our individual interest in the property. We utilize a third-party marketer to sell oil and gas production in the open market. As a result of the requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 30 days following the end of the month of production and delivery by the marketer. Therefore, we may make accruals for revenues and accounts receivable based on estimates of our share of production. Since the settlement process may take 30 days following the month of actual production, our financial results may include estimates of production and revenues for the related time period. We will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

FASB ASC-740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the consolidated financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns.

Stock-Based Compensation

We measure compensation cost for stock-based awards at fair value and recognize it as compensation expense over the service period for awards expected to vest.  Stock-based compensation expense is also recognized upon cancellation of awards that were initially expected to vest.  Compensation cost (a non-cash expense) is recorded as a component of general and administrative expenses in the consolidated statements of operations, net of an estimated forfeiture rate. Stock based compensation is also used in lieu of payment of interest to certain financial institutions, where contractually permitted.

Net Loss Per Common Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding.  Potentially dilutive common shares include conversion rights as well as warrants to purchase shares of common stock.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator
Net income (loss) available to common shareholders	$292,421	$(1,733,819)	$(1,428,062)	$(4,928,415)
Effect of common stock equivalents
Add: interest expense on convertible debt	25,206	17,895	25,206	17,895
Less: tax effect of decrease interest expense	(8,822)	(6,263)	(8,822)	(6,263)
Net income (loss) adjusted for common stock equivalents	$308,811	$(1,722,187)	$(1,411,678)	$(4,916,783)

Denominator
Weighted average shares basic	172,874,221	95,678,070	164,810,840	86,860,839

Dilutive effect of common stock equivalents
Warrants	225,471,424	17,967,914	165,795,901	17,967,914
Convertible debt	44,800,000	17,967,914	20,348,718	17,967,914

Weighted average shares - dilutive	435,082,264	95,678,070	164,810,840	86,860,839
Net income (loss) per share - basic	$0.00	$(0.02)	$(0.01)	$(0.05)
Net income(loss) per share - diluted	$0.00	$(0.02)	$(0.01)	$(0.05)

Fair Value of Financial Instruments

The Company measures fair value in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Three levels of inputs that may be used to measure fair value are:

Level 1: Observable market inputs such as quoted prices in active markets;

Level 2: Observable market inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs where there is little or no market data, which require the reporting entity to develop its own assumptions.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level of input that is significant to the fair value measurement of the instrument. The following table sets forth by level within the fair value hierarchy the Company’s warrant derivative liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014:

	Fair Value Measurements at September 30, 2014
	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value
Description	(Level 1)	(Level 2)	(Level 3)
Derivative liability – convertible debt	$—	$—	$—	$—
Derivative liability – warrants	—	—	2,773,516	2,773,516
Total	—	—	2,773,516	2,773,516
Current portion	—	—	—	—
Long-term portion	$—	$—	$2,773,516	$2,773,516

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy during the nine months ended September 30, 2014:

December 31, 2013 balance	$1,161,284
Unrealized gain	(1,161,284)
Settlements	—
Additions	2,773,516
Transfers	—
September 30, 2014 balance	$2,773,516

Unrealized gain included in earnings related to derivatives still held as of September 30, 2014	$1,161,284

The following table sets forth by level within the fair value hierarchy the Company’s warrant derivative liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013:

	Fair Value Measurements at December 31, 2013
	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value
Description	(Level 1)	(Level 2)	(Level 3)
Derivative liability – convertible debt	$—	$—	$284	$284
Derivative liability – warrants	—	—	1,161,000	1,161,000
Total	—	—	1,161,284	1,161,284
Current portion	—	—	—	—
Long-term portion	$—	$—	$1,161,284	$1,161,284

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its consolidated results of operations, financial position or cash flows.

NOTE 3 – DISCONTINUED OPERATIONS

On April 25, 2014, the Company received a Notice of Intention to Enforce Security from the National Bank of Canada (“the Bank”). Under the notice, the Bank states that it intends to enforce its rights against Legend Canada under the CA$6,000,000 Acknowledgement of Debt Revolving Demand Credit Agreement, dated August 15, 2011; the General Assignment of Book Debts, dated October 19, 2011; the CA$25,000,000 Fixed and Floating Charge Demand Debenture; the Pledge Agreement dated October 19, 2011; and the Negative Pledge and Undertaking dated October 19, 2011. On April 28, 2014 the Company received a Notice of Intention to Enforce Security from the Bank. Under the Company Notice, the Bank states that it intends to enforce its rights against the Company under the Letter of Guarantee, dated May 11, 2012; the General Security Agreement dated May 11, 2012; the Securities Pledge Agreement; the Subordination Agreement dated July 10, 2013; and the Set-off and Security Agreement dated July 10, 2013.  The bank claims the Company is in default under the Legend Canada Security and the Company Security agreements. The Bank has demanded payment in full of all amounts owing under the Legend Canada Security Agreements and the Company Security Agreements. The Bank claims  that the total amount due is $1,656,857 plus accrued interest, costs, expenses and fees including, without limitation, attorney’s fees.

On May 9, 2014, the Bank was granted a Consent Receivership Order in Canada, whereby the Bank appointed a receiver to take all legally appropriate means to recover the amounts Legend Canada defaulted on, including the managing of its assets, potential sales of its assets and other strategic measures to appropriately remediate the amounts due the Bank.

In August 2014, the Company and Bank signed a Mutual Release and Discharge.  The Company paid the Bank CA$250,000 to and obtained a release which , among other things, stipulated that the Bank immediately release the guaranty of the Bank’s debt by Legend US, and the Uniform Commercial Code (“UCC”) filing placed by the Bank on Legend US (the parent company guarantee). All such releases have been obtained as of September 30, 2014.

The amounts of net assets and liabilities related to the discontinued operations of Legend Canada are as follows:

	September 30, 2014	December 31, 2014
Assets:
Receivables	$274,353	$274,353
Prepaid expenses	56,314	56,314
Oil and gas property – subject to amortization	1,013,906	1,013,905
Oil and gas property – not subject to amortization	193,344	1,224,311
Total assets	1,537,917	2,568,883

Liabilities:
Accounts payable	(1,367,580)	(1,412,108)
Short-term debt	(2,018,951)	(2,018,951)
Asset retirement obligation	(1,336,354)	(1,336,354)
Total liabilities	(4,722,885)	(4,767,413)

Equity:
Accumulated other comprehensive income	(127,774)	(17,188)

Income from discontinued operations	$(3,312,742)	$(2,215,718)

The amounts of income and expenses related to the discontinued operations of Legend Canada are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Oil and gas revenue	$—	$398,150	$—	$1,194,450

Operating Expenses:
Production	—	312,519	—	937,558
General and administrative	—	301,187	—	903,562
Depletion	—	67,407	—	202,221
Total operating expenses	—	681,113	—	2,043,341

Operating loss	—	(282,963)	—	(848,891)

Other Expense:
Interest expense	—	(42,845)	—	(128,535)

Income (loss) from discontinued operations	$—	$(325,808)	$—	$(977,426)

NOTE 4 - OIL AND GAS PROPERTIES

The amount of capitalized costs related to oil and gas property and the amount of related accumulated depletion, depreciation, and amortization are as follows:

	September 30, 2014	December 31, 2013
Proved oil and gas properties	$2,898,632	$1,718,900
Accumulated depletion, depreciation, and amortization	(502,990)	(239,477)
Net proved oil and gas properties	2,395,642	1,479,423
Unproved property	—	—
Total oil and gas properties	$2,395,642	$1,479,423

On January 28, 2014, the Company sold its Inga property located in British Columbia, Canada for CA$435,000 (US $450,318). The proceeds from the sale were accounted for as an adjustment to the capitalized costs in the Canadian cost center with no gain or loss recognized. This sale was included in the value of Legend Canada’s oil and gas property in discontinued operations.

During the nine months ended September 30, 2014, the Company incurred development costs of $206,843 related to the completion of the Piqua, McCune, Landers, and Volunteer wells.

During the nine months ended September 30, 2014, the Company incurred capital costs of $936,732 related to the acquisition of the Lander and Volunteer leases from New Western Energy Corporation (“NWTR”) and the drilling and development of its oil and gas properties. The Company entered into a Loan Release Agreement with New Western, in which (i) New Western assigned and transferred to Legend, all of its right, title, and interest in the assumed leases and (ii) Legend assumed the debenture and released New Western from any further obligations or payments relating to the Debenture, which, upon assumption, had a balance of $1,040,000, due and payable in April 2016. The difference was taken as debt discount on the note of $103,268.

NOTE 5 – NOTE PAYABLE

On January 23, 2014, the Company entered into an Agreement and Plan of Merger with NWTR.  On April 1, 2014, NWTR issued a $75,000 note payable to the Company.  The significant terms of the agreement were that if the planned merger was terminated, or the merger did not occur by December 31, 2014, the Company was obligated to repay the $75,000 within 60 days of such termination, or on February 28, 2015, whichever came first.  There was no interest due and payable on this note.

In May 2014, the merger was terminated by mutual consent.  During the period ended September 30, 2014, the Company repaid $10,000 of this amount, with a balance of $65,000 remaining.  The Company is in technical default on this note payable; however, NWTR has taken no actions to enforce collection as of the date of this filing.

NOTE 6 – CONVERTIBLE DEBT

JMJ Capital

During the year ended December 31, 2013, the Company entered into a series of convertible notes with JMJ Capital (“JMJ”).  Principal amounting to $27,500 plus interest at 12% was payable on June 27, 2014, principal amounting to $27,500 plus interest at 12% on September 25, 2014, and principal amounting to $27,500 plus interest at 12% is repayable on December 9, 2014. The conversion price of the notes is the lesser of $0.05 or 60% of the lowest trading price of the Company’s common stock for 25 days prior to the conversion.

During the nine months ended September 30, 2014, JMJ converted $63,000 of the outstanding debt into 9,884,170 shares of the Company’s common stock, resulting in a loss on conversion of $62,741.  Subsequent to September 30, 2014, an additional $7,000 of the outstanding debt was converted into 7,000,000 shares of the Company’s common stock and the Company paid $12,500 to pay off the remaining balance on this note.

Hillair Capital Investments

On July 10, 2013, the Company received $900,000 from issuing an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair Capital Investments L.P. (“Hillair”) in the amount of $1,008,000, initially convertible at a rate of $0.0561, and payable on or before December 1, 2014.  On November 22, 2013, the Company received $550,000 from issuing an 8% Original Issue Discount Senior Secured Convertible debenture to Hillair in the amount of $616,000, initially convertible at a rate of $0.0561, and payable on or before December 1, 2014.  The July 10, 2013 debenture is secured by the property in Woodson County Kansas, while the November 22, 2013 debenture is secured by the McCune property in Crawford County Kansas. The July 10, 2013 debenture is convertible into 17,967,914 shares of common stock.  The November 22, 2013 debenture is convertible into 10,980,392 shares of common stock.

In connection with each of the debentures, the Company issued warrants to purchase shares of common stock with term of 5 years and an exercise price of $0.0673, subject to further adjustments.  The number of warrants issued in connection with the July 10, 2013 debenture was 19,764,706 and the number of warrants issued in connection with the November 22, 2013 debenture was 10,098,361. The Company recorded a discount to the notes of $524,000 for the original issue discount and beneficial conversion feature.

On May 1, 2014, the Company received a default notice from Hillair.  In its default notice, Hillair stated that the Company owed $2,111,200 plus interest under the provisions of the Debentures.

On May 29, 2014, the Company restructured the defaulted debt with Hillair whereby it issued the three 8% Original Issue Discount Senior Secured Convertible Debentures to Hillair with an aggregate value of $2,168,283. One of these debentures is convertible at a rate of $0.01, subject to adjustments, and payable on or before April 1, 2015. The remaining notes are not convertible and payable on or before August 1, 2014.

Hillair and the Company have also entered into a forbearance agreement, on May 29, 2014, whereby Hillair shall refrain and forebear from exercising certain rights and remedies afforded under the July and November 2013 Agreements.

In conjunction with the Debenture and in consideration of Hillair’s entering into the debenture agreement with the Company, the Company entered into a Securities Purchase Agreement (“SPA”) with Hillair for a common stock purchase warrant to purchase 117.6 million shares of common stock, with an exercise price equal to $0.01, subject to adjustment therein. The SPA provides for additional tranches on August 31, 2014 and October 30, 2014, respectively, for $325,000 per tranche. During September 30, 2014, Hillair exercised the third debenture as the Company reached certain of its agreed upon milestones with Hillair prior to August 2014.

The Company analyzed the fair value of the new notes as compared to the notes originally issued, and noted a change of less than 10%, resulting in only a modification of the debt.

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

The Company accounts for warrants and conversion features as either equity instruments or derivative liabilities depending on the specific terms of the agreements.  Conversion features and warrants are accounted for as derivative financial instruments if they contain down-round protection, which preclude them from being considered indexed to the Company’s stock.  The conversion feature and the warrants issued to Hillair, in the July 10, 2013 and November 22, 2013 debentures, contained such down-round protection, and were bifurcated from the host debt contract and recorded at fair value.  The embedded features were subsequently adjusted to fair value at each reporting date, with the corresponding adjustment reflected as a non-operating credit / charge in the consolidated statement of operations. The amended debentures did not contain embedded derivative features and accordingly, the Company eliminated the derivative liabilities associated with the July 10, 2013 and November 22, 2013 debentures.

On September 4, 2014, the Company entered into a Debenture Purchase Agreement with Hillair whereby Legend assumed an 8% original issue discount senior, secured convertible debenture in the original principal amount of $1,232,000, as originally executed on November 6, 2013 by NWTR. In accordance with the debenture, NWTR executed Financing Statements and Mortgages to Hillair covering certain NWTR oil and gas properties (the “Secured Properties”), which also included the right, title and interest in certain oil and gas leases known as the Lander Lease and Volunteer Unit (consisting of those certain Stewart Lease and the Van Camp Lease) (the “Assumed Leases”).  Simultaneous with the execution of the Debenture Purchase Agreement, the Company entered into a Loan Release Agreement with NWTR (the “Agreement”), in which (i) NWTR assigned and transferred to Legend, all of its right, title, and interest in the Assumed Leases and (ii) Legend assumed the Debenture and released NWTR from any further obligations or payments relating to the Debenture, which, upon assumption, had a balance of $1,040,000, due and payable in April 2016 (See Note 4).

In connection with the above assumption, on September 4, 2014, the Company entered into an eighteen month debenture, of similar terms to the Debenture, in the principal amount of $500,000 with Hillair.

On September 29, 2014, the Company issued an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair in the aggregate amount of $1,556,800 payable (a) $389,200 on or before October 1, 2015, (b) $389,200 on or before January 1, 2016, and (c) $778,400 on or before April 1, 2016, plus at each periodic redemption date, all accrued but unpaid interest or other amounts owing on each such date. After taking into account the original issue discount and legal fees of $90,000 reimbursed to Hillair, the net proceeds received by the Company was $1,300,000.

In conjunction with the debenture and in consideration of Hillair’s entering into this agreement with the Company, the Company entered into an SPA with Hillair for a common stock purchase warrant to purchase up to 155,680,000 shares of common stock with an exercise price equal to $0.01, subject to adjustment therein. These warrants were accounted for as additional debt discount of $296,800.

The Company agreed to prepare and file a mortgage, security agreement and financing statement in Kansas granting a lien in certain oil and gas mining leases and leasehold estates and any other applicable property of the Company in Kansas to secure the obligations of the Company to the Purchasers evidenced by the debenture.

At September 30, 2014 and December 31, 2013, the gross principal outstanding payable to Hillair amounted to approximately $6.0 million and approximately $60 thousand of accrued interest and $1.6 million and $-0- of accrued interest, respectively. For the nine months ended September 30,2 014, there was approximately $130 thousand of discount amortization related to these notes.

NOTE 7 – EMBEDDED DERIVATIVE LIABILITIES

Hillair Convertible Notes

The Hillair convertible notes, prior to modification (See Note 6), were convertible at $0.01 per common share and interest was convertible at 90% of the variable average weighted stock price. The Company analyzed these conversion options and determined that these instruments should be classified as derivative liabilities and recorded at fair value due to there being no explicit number of shares to be delivered upon settlement of the aforementioned conversion options.

On May 29, 2014, these notes were modified and the floating conversion feature was removed. As of September 30, 2014, the fair value of these derivatives was $-0-.

The following is a summary of the assumptions used in the Black-Scholes Option Pricing model to estimate the fair value of the Conversion options of the Hillair convertible notes as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014	December 31, 2013
Exercise price	$0.01	$0.04
Risk free interest rate (1)	0.13%	0.13%
Expected dividend yield	0.00%	0.00%
Expected volatility (2)	218.8%	100.0%
Expected exercise term in years	0.25	0.92

(1)	The risk-free interest rate was determined by management using the 5 year Treasury Bill rate as of the issuance date.
(2)	The volatility was determined by referring to the average historical volatility of the Company’s common stock.

Hillair Warrants

In conjunction with the modification of the Hillair convertible notes, the Company entered into SPAs with Hillair to issue 474,258,441 warrants to purchase an equivalent number of shares of the Company’s common stock with an exercise price of $0.01 per share. The warrants expire on July 1, 2018, May 29, 2014, and September 29, 2019. The warrant agreements contain down-round protection and considered a derivative.

As of September 30, 2014, the fair value of these derivatives was $2,773,516.

The following is a summary of the assumptions used in the Black-Scholes Option Pricing model to estimate the fair value of the Company’s warrant derivative liabilities as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014	December 31, 2013
Exercise price	$0.01	$0.04
Risk free interest rate (1)	0.78%	0.13%
Expected dividend yield	0.00%	0.00%
Expected volatility (2)	218.8%	100.0%
Expected exercise term in years	4.67	0.92

(3)	The risk-free interest rate was determined by management using the 5 year Treasury Bill rate as of the issuance date.
(4)	The volatility was determined by referring to the average historical volatility of the Company’s common stock.

The following table sets forth the changes in the fair value measurements of the Company’s Level 3 derivative liabilities during the nine months ended September 30, 2014:

	December 31, 2013	Additional Issuances	Reclass to Additional Paid-in Capital	Change in Fair Value of Derivative Liability	September 30, 2014
Derivative liability – convertible debt	$284	$—	$—	$(284)	$—
Derivative liability – warrants	1,161,000	2,773,516	—	(1,161,000)	2,773,516
	1,161,284	$2,773,516	$—	$(1,161,284)	2,773,516
Current portion	—				—
Long-term portion	$1,161,284				$2,773,516

NOTE 8 – ASSET RETIREMENT OBLIGATION

The following table reflects the changes in the asset retirement obligations for the nine months ended September 30, 2014:

Amount
Asset retirement obligations as of December 31, 2013	$196,767
Additions	36,157
Current period revision to previous estimates	—
Current period accretion	31,723
Asset retirement obligations as of September 30, 2014	$264,647

NOTE 9 - STOCKHOLDERS’ DEFICIT

On July 25, 2014, the Company obtained written consent from stockholders representing 53% of the voting common stock shareholders approving an amendment to the Company’s Articles of Incorporation to effect an increase in the amount of authorized shares of Common Stock from 500,000,000 to 1,100,000,000.  Also, in July 2014, the Company increased the number of authorized shares of stock from 500 million shares, with a par value of $0.001, to 1.1 billion shares, with a par value of $0.001, of which 1.0 billion shares will be designated as common stock, and 100 million shares are designated as blank check preferred stock.

During the nine months ended September 30, 2014, the Company issued 9,884,170 shares of common stock for the conversion of $63,000 of convertible debt held by JMJ, resulting in a loss on conversion of $62,741.

Stock-Based Compensation

For the three and nine months ended September 30, 2014, the Company recognized stock-based compensation of $13,963 and $835,665, respectively, related to common stock issued for services.

Stock Incentive Plan

On May 15, 2014, the Company created the 2014 Stock Incentive Plan and reserved 40,000,000 shares of common stock for issuance thereunder.  The 2014 Stock Incentive Plan also provides the issuance of stock awards and grant of options to purchase shares of the Company’s common stock.

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	600,000	$0.07	1.75	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(600,000)	0.07	—	—
Outstanding at September 30, 2014	—	—	—	$—
Exercisable at September 30, 2014	—	$—

There were no stock option grants during the period presented.

Warrants

A summary of information regarding common stock warrants outstanding is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	32,713,067	$—	—	$—
Granted	444,395,374	—	—	—
Exercised	—	—	—	—
Forfeited	(2,850,000)	—	—	—
Outstanding at September 30, 2014	474,258,441	—	—	$—
Exercisable at September 30, 2014	474,258,441	$—

As of September 30, 2014, none of the outstanding warrants had been exercised.  The warrants issued in February, April and August 2011, expired without exercise.

Due to the floating rate feature associated with some of these warrants (See Note 7), a portion are considered derivatives.

NOTE 10 – SUBSEQUENT EVENTS

On November 13, 2014, the Company and Hillair entered into a debt and warrant restructuring. All existing debt outstanding and owned by Hillair has been restructured and consolidated into one new debenture.  All conversion and amortization features have been removed, resulting in a new, single debenture outstanding, with a total amount due Hillair of $6 million plus annual interest of 8.5% due and payable in one payment on March 1, 2016.  Further, in exchange for the 600,000,000 warrants to purchase shares of the Company’s common stock held by Hillair; Hillair has purchased 600 shares of convertible preferred stock with a value $1,000 each for a total amount of $600,000 in cash proceeds.  This convertible preferred stock has a 0% dividend rate, is classified as equity, and is in exchange for any and all outstanding warrants and conversion features included in prior debentures.  The shares of preferred stock are convertible into 600 million shares of the Company¹s common stock at $0.001 per share.

Also subsequent to the nine months ended September 30, 2014, 2,250,000 shares of common stock, valued at approximately $6,800 were issued for services rendered.  Further, 10,847,249 shares of common stock valued at approximately $22,000, were issued to JMJ in connection with the note repayment, along with a cash payment of $12,500, resulting in a loss on conversion of $24,180.

Lastly, subsequent to September 30, 2014, we purchased a drilling rig at a purchase price of $465,000, for both our own use and to provide additional revenue sources to the Company.  This asset purchase was financed through a down payment of $150,000, and a note payable of $315,000, at 6%, per annum, with monthly payments of $18,343, including principal and interest, through April 2016.

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

Overview of Business

We are an oil and gas exploration, development and production company.  Our oil and gas property interests are located in the United States (in the Piqua, McCune, Landers and Volunteer regions of the State of Kansas).

Our business focus rights of the Company common stock and preferred stock (the “Majority Stockholders”) approving an amendment to the Company’s Articles of Incorporation to effect an increase in the amount of authorized shares of Common Stock from 500,000,000 to 1,100,000,000 is to continue acquiring producing and non-producing oil and gas right interests and develop oil and gas properties that we own or in which we have a leasehold interest. We also anticipate pursuing the acquisition of leaseholds and sites within other geographic areas that meet our general investment guidelines and targets. The majority of our operational duties are outsourced to consultants and independent contractors, including for drilling, maintaining and operating our wells, and we maintain a limited in-house employee base. Subsequent to September 30, we purchased our own drilling rig to reduce the effective cost of drilling wells, and to provide drilling services to other entities at a reasonable markup.

On October 20, 2011, our wholly-owned subsidiary, Legend Canada completed the acquisition of the majority of the petroleum and natural gas leases, lands and facilities held by Wi2Wi, formerly International Sovereign. The assets acquired consisted of substantially all of Wi2W’s assets (which are the properties in Alberta and British Columbia described above).  As of this date, Legend Canada has entered bankruptcy liquidation in Canada, with KPMG Inc. as the Trustee.

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

The following table sets forth certain of our oil and gas operating information for the three and nine months ended September 30, 2014, and September 30, 2013, respectively.

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Production Data :
Oil production (bbls)	2,991	4,829	5,367	14,444
Average daily oil production (bbl/d)	32.50	52	19.60	53
Total BOE	2,991	14,473	9,325	44,689
Total BOE/d	33	157	34.20	163
Revenue Data :
Oil revenue ($)	217,868	423,000	480,387	1,137,000
Average realized oil sales price ($/bbl)	72.84	87.60	89.51	78.72
Operating expenses :
Production expenses	73,413	333,000	262,923	1,096,000
Average operating expenses ($/boe)	24.54	23.01	28.20	24.53

Operating Margin ($/boe)	48.30	17.80	23.32	14.50

Depreciation, depletion, and amortization	64,000	70,000	295,235	263,620

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

The decrease in oil and gas volumes is largely due to the asset sales in Canada in third quarter of 2013 coupled with the bankruptcy filing and deconsolidation of our Canadian subsidiary in the third quarter of 2014.

Commodity Prices Realized

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Sales Price :	$	$	$	$
Crude Oil($/bbl)	72.84	87.60	89.51	78.72
Natural Gas($/mcf)	—	2.43	—	3.02
Natural Gas Liquids($/bbl)	—	57.36	—	57.54

The average price per barrel received by Legend during the third quarter of 2014 was $72.84, down from $87.60 in the same period of 2013, reflective of the declining global oil prices. The increase in the average price for the nine months ended September 30, 2014 vs 2013, respectively, were due to increased market conditions during most of the nine months ended September 30, 2014.

Production Expenses

Production expenses increased significantly during both the three and month period ended September 30, 2014 vs. 2013, as a result of a greater number of wells on production and related expenses.

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses increased on the three and nine-month periods as a result of various non-cash charges, related to the deconsolidation and bankruptcy of our Canadian subsidiary.

Depletion, depreciation, amortization and impairment

The Company incurred $64,000 for depreciation, depletion, amortization for the three months ended September 30, 2014 ($16,863 for the same period during 2013), reflective of the lower production levels of the Company and deconsolidation of Canada.  Depletion for the nine months ended September 30, 2014 is somewhat level due to the production flows in the first nine months of the year.

Accretion expense

For the three months ended September 30, 2014 the Company had higher accretion expense related to the Company’s asset retirement obligations booked in both the quarter and none months ended September 30, 2013.

Interest expense

Interest expense was stable for the three months ended September 30, 2014, but significantly increased for the nine month period, then ended, as a result of significant debt and related original issue discount amortization.

Net loss

The Company recorded net income of $292,427 in third quarter of 2014 and a net loss of $1,428,062 for the nine months ended September 30, 2014, as compared to the net loss of $1,829,000 and $3,999,000 in the corresponding periods in 2013. The changes between the years are principally due certain noncash income as a result of the Canadian deconsolidation,

Liquidity and Capital Resources

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through 2014. We are in the early stages of a restructuring, as well as acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of convertible debt issuances and borrowing under loan agreements and to a lesser extent by operating cash flows, to execute on our business plan for the acquisition, exploration, development and production of oil and gas reserves. At September 30, 2014, we had cash and cash equivalents totaling approximately $1.4 million.

In October 2011, we established a revolving demand loan with National Bank of Canada (the “Bank”) through our wholly-owned subsidiary, Legend Canada, which filed for bankruptcy this quarter, in the Canadian bankruptcy courts.  On August 22, 2013, the Company entered into a Forbearance Agreement with the Bank, which conveyed the Bank additional control over the assets of the Company, increased the interest payments to prime rate of interest plus 4%, and indicated through sale of assets or other means full repayment of the existing credit facility in full by November 29, 2013.  In addition, the Company had various conditions to adhere to, including ; (a) settlement of license liability with Alberta Energy Regulator, (b) engagement of marketing agent to facilitate the sale of Canadian properties to retire existing facility, (c) a release of various funds for operational upgrades and maintenance of select Canadian properties, (d) delinquent bank reporting to be completed and brought up to date, (e) dedication of funds from Hillair financing to Canadian facility and (f) continued and on-going monthly reporting on progress of activity within the Forbearance Agreement process.  It is the Company’s belief that these conditions were met where required, with the only exception being the license liability and this due to a change in regulation allowing relief.  The Company closed the sale of Boundary Lake, Wildmere, and Inga properties in connection with the Forbearance Agreement in Q4 2013 and Q1 2014 and used the proceeds to partially repay the revolving demand loan.  In December 2013, the Bank elected to terminate the formal forbearance and has replaced it with a day to day effort to have the Company continue to sell assets, look for new sources of capital in order to determine the best course of action concerning the revolving demand loan.  On April 25, 2014, the Company received a Notice of Intention to Enforce Security from the Bank. Under the notice, the Bank states that it intends to enforce its rights against Legend Canada under the CA$6,000,000 Acknowledgement of Debt Revolving Demand Credit Agreement, dated August 15, 2011; the General Assignment of Book Debts, dated October 19, 2011; the CA$25,000,000 Fixed and Floating Charge Demand Debenture; the Pledge Agreement dated October 19, 2011; and the Negative Pledge and Undertaking dated October 19, 2011. On April 28, 2014 the Company received a Notice of Intention to Enforce Security from the Bank. Under the Company Notice, the Bank states that it intends to enforce its rights against the Company under the Letter of Guarantee, dated May 11, 2012; the General Security Agreement dated May 11, 2012; the Securities Pledge Agreement; the Subordination Agreement dated July 10, 2013; and the Set-off and Security Agreement dated July 10, 2013.  The bank claims the Company is in default under the Legend Canada Security and the Company Security agreements. The Bank has demanded payment in full of all amounts owing under the Legend Canada Security Agreements and the Company Security Agreements. The Bank claims  that the total amount due is $1,656,857.37 plus accruing interest, costs, expenses and fees including, without limitation, attorney’s fees. Due to the bankruptcy of this subsidiary, we have written off all assets and liabilities related to Legend Energy Canada, resulting in a gain on discontinued operations.

During 2013, the Company issued two 8% Original Issue Discount Senior Secured Convertible Debentures to Hillair Capital Investments, L.P. (“Hillair”) payable on or before December 1, 2014.  On May 1, 2014, the Company received a Notice of Event of Default from Hillair with respect to the 8% Original Issue Discount Senior Secured Convertible Debentures. The Company and Hillair cured this default through a refinancing of this debt in May 2014, as more fully described in the footnotes to the consolidated financial statements.

We received additional debt financing from Hillair during both the three months ended June 30, 2014 and September 30, 2014. These debt transactions with Hillair infused approximately $3.5 million in additional funds to the Company, for the purposes of restructuring the Company; acquiring additional oil and gas properties, and expanding our drilling and production operations. Further, on November 12, 2014, Hillair restructured all outstanding debt, including its convertible debt and warrants, in exchange for (1) a single debenture of $6 million at 8.5% interest, due and payable in March 2016, as well as the purchase of 600 shares of convertible preferred stock for $1,000 per share, convertible at $.001 (600 million shares of common stock).

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

The uncertainties relating to the Company’s ability to repay the obligations to Hillair (and to execute the Company’s business plan) continue to raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company be unable to continue as a going concern.

Credit Facility

Currently, the Company does not have any credit facilities with available funds.

Planned Capital Expenditures

We are in the midst of a drilling program in Kansas, using the capital received from Hillair.

Off Balance Sheet Arrangements

For the period from January 1, 2014 to September 30, 2014, the Company had no off-balance sheet arrangements.

ITEM 4           CONTROLS AND PROCEDURES

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Evaluation of Disclosure Controls and Procedures:

As required by Rule 13a-15 under the Exchange Act for the period ended September 30, 2014 we have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and based on this evaluation our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conclude that our disclosure controls and procedures were not effective as of September 30, 2014 because of identified material weaknesses in our internal control over financial reporting as detailed below under “Material Weaknesses Identified” existed during the nine-month period ended September 30, 2014.

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

Our Company is managed by a small number of individuals working out of offices in Alpharetta, GA.  We do not have a large enough number of independent staff or management members to provide third party oversight in the review of our financial transactions on an ongoing basis.  Our CEO, and CFO and Principal Accounting Officer are responsible for initiating activities of the Company, with the CFO and Principal Accounting Officer being responsible for the preparation and review of financial reports, including the preparation of the 10Q’s and 10K with the CEO’s oversight and direction.  The electronically recorded and related physical records are maintained by the Alpharetta, GA office.

The Company’s Board of Directors consist of the CEO (Chairman), CFO and Principal Accounting Officer (Secretary and Treasurer), and the President and Chief Operating Officer. Prior to the quarter ended September 30, 2014, inadequate internal control existed, including independent oversight of the management function as well as not having staff members to staff board of director committees, in particular an audit committee, nor were there independent directors of the Company.  The Company lacks a designated financial expert and does not yet have an effective method of creating an effective whistleblower program.

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

Plan for Remediation of Material Weaknesses:

During this quarter, we engaged two individual to serve as the Company’s Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), who are actively engaged in actions to resolve these deficiencies by:

1.	Pursuing short term and long term funding. Initial contracts have been committed and funded at this date.
2.	Actively recruiting members to add to the Board of Directors, which will bring the Board up to full strength. These activities are still in progress, as we have no independent Board members.
4.	Pursuing active projects which include operational staffing to compliment the above actions and assist the Company in meeting its goals of fully meeting the requirements imposed by Sarbanes Oxley by its annual 2014 reporting date.
5.	Developing adequate internal control structures to ensure financial and accounting transactions are properly recorded and reported in our financial statements.

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

LEGEND OIL AND GAS, LTD.

Dated: November 19, 2014	By:	/s/ Andrew Reckles
Andrew Reckles
Chief Executive Officer

Dated: November 19, 2014	By:	/s/ Warren S. Binderman, CPA
Warren S. Binderman, CPA
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Location

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350	Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

