Form 10-K
period 2014-12-31
Legend Oil & Gas, Ltd.
filed 2015-04-06
CIK 1140414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-49752

LEGEND OIL AND GAS, LTD.
(Exact name of registrant as specified in its charter)

Colorado	84-1570556

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 North Point Center East, Suite 410,

Alpharetta, Georgia, 30022

(Address of principal executive offices)

(678) 366-4587

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Company as of December 31, 2014, was approximately $193,000 based upon 96,299,769 shares held by such persons and the closing price of $0.002 per share on that date.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination of any other purpose.

The registrant does not have any non-voting common stock outstanding.

As of March 31, 2015, the Company had 187,583,273 shares of common stock issued and outstanding and 600 shares of preferred stock issued and outstanding.

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

1

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

4

LEGEND OIL AND GAS, LTD.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2014

PART I

ITEM 1.	BUSINESS

Overview

We are an oil and gas exploration, development and production company. Our oil and gas property interests are located in the United States (State of Kansas and Oklahoma). Our business focus is to acquire producing and non-producing oil and gas interests and develop oil and gas properties that we own or in which we have a leasehold interest. We also anticipate pursuing the acquisition of leaseholds and sites within other geographic areas that meet our general investment guidelines and targets. The majority of our operational duties are outsourced to consultants and independent contractors, including for drilling, maintaining and operating our wells, and we maintain a limited in-house employee base.

We are a publicly traded company and our shares of common stock (“Common Shares”) are quoted for trading on the Over-the-Counter Bulletin Board (“OTCBB”). We were incorporated under the laws of the State of Colorado on November 27, 2000 under the name “SIN Holdings, Inc.” On November 29, 2010, we changed our name to Legend Oil and Gas, Ltd. Our only subsidiary is Legend Energy Canada, Ltd. (“Legend Canada”), which was formed in Alberta, Canada on July 28, 2011. Legend Canada was formed to acquire, own and manage certain oil and gas properties and assets located in Canada held by Wi2Wi, Inc., formerly known as, International Sovereign Energy Corp. (the “Wi2Wi Assets”). Legend Canada completed the acquisition of the Wi2Wi Assets on October 20, 2011. Neither we nor Legend Canada are reporting issuers in any province of Canada.

Our principal offices are located at 555 North Point Center East, Suite 410, Alpharetta, Georgia, 30022, USA, and our registered office is located at 555 North Point Center East, Suite 410, Alpharetta, Georgia, 30022.

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

The purchase of the Wi2Wi Assets was pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) that we entered into on September 13, 2011, with Legend Canada and Wi2Wi. The Asset Purchase Agreement set a base purchase price of CA$9,500,000 (US $13.2 million) in cash and 3,750,000 Common Shares. The sale of the Wi2Wi Assets was approved by Wi2Wi’s shareholders and the Toronto Stock Exchange. The Asset Purchase Agreement has an effective date of July 1, 2011 for purposes of adjustments. A copy of the Asset Purchase Agreement is attached as Exhibit 10.1 to our current report on Form 8-K dated September 12, 2011, filed with the SEC on September 16, 2011, and is incorporated herein by reference.

The net purchase price for the Wi2Wi Assets paid at closing was CA$8,905,031 (US $12.4 million) in cash and 3,552,516 Common Shares. At closing, the purchase price was adjusted, on a pro-rata basis, for each Boepd (barrel of crude oil equivalent per day) that Wi2Wi’s monthly average Boepd production during the month of August 2011 was below the threshold production level of 300 Boepd, as provided in further detail in Article 4 of the Asset Purchase Agreement. This resulted in a downward adjustment to the purchase price at closing, reducing the cash portion to CA$9,105,031  (US $12.7 million) and reducing the number of Common Shares to 3,552,516 shares. Also at closing, Wi2Wi made a working capital adjustment payment in the amount of CA$200,000 (US $278,500) to Legend Canada in accordance with the Asset Purchase Agreement, which reduced the net cash portion of the purchase price to CA$8,905,031 (US $12.4 million).

On October 20, 2011, Legend Canada borrowed CA$5.2 million (US $7.2 million) through its CA$6.0 million (US $8.35 million) revolving credit facility with National Bank of Canada to pay a portion of the purchase price. The remainder of the cash portion of the purchase price in the amount of CA$3,754,390 (US $5.2 million) was paid using our cash on hand.

An additional working capital adjustment in the amount of approximately CA$220,000 (US $306,000) was made within 45 days after the closing date. This working capital adjustment payment was based on the schedule of revenues generated and expenses incurred by Wi2Wi from production operations during the period from July 1, 2011, through the closing date.

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

Under the Asset Purchase Agreement, we also granted to Wi2Wi a “put” option to require us to redeem the Common Shares if we fail to obtain listing for our Common Shares on the NYSE, Amex, NASDAQ, or any other stock market more senior than the OTCBB on or before March 31, 2012. The redemption price is $2.00 per share payable in cash. This put option existed on the original 3,552,516 common shares, of which Wi2Wi has disposed of 1,020,300, as well as the 21,350,247 shares of common stock issued to Wi2Wi on May 17, 2012. This put was terminated on May 1, 2013.

During the quarter ended September 30, 2014, we placed our wholly owned subsidiary, Legend Canada, into the Canadian bankruptcy system. The bankruptcy estate of Legend Canada owned oil and gas properties in Western Canada (Berwyn, Medicine River, Boundary Lake, and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia). Legend Canada was placed under the control of KPMG Inc., as Trustee, in the bankruptcy proceedings. We have written off all assets and liabilities of Legend Canada, resulting in income from discontinued operations at the parent level of Legend Oil and Gas, Ltd. as it no longer controls, nor has responsibility for any operations or asset dispositions of Legend Canada.

Oil and Gas Properties

We have interests in oil and gas properties located in the United States (States of Kansas and Oklahoma). Under the Asset Purchase Agreement discussed above, Legend Canada acquired a widespread and diverse property base within Western Canada from Wi2Wi. Some of the principal natural gas properties include Berwyn and Medicine River in Alberta, and Clarke Lake in British Columbia. Legend Canada also has an interest in a light oil property at Inga in British Columbia. In the United States, we have property interests in Piqua, Kansas.

On November 12, 2013, the Company entered into an Agreement for Purchase and Sale with Black Oak Oil and Gas, LLC, to purchase certain oil and gas producing assets held by Black Oak for $250,000 and 100,000 shares of restricted common stock of the Company. The oil and gas assets are located in McCune, Kansas and consist of (i) Black Oil’s petroleum and natural gas rights, (ii) land and land leases totaling approximately 1,097 acres, and (iii) various vehicles and equipment used on the land.

We will continue to focus on acquiring producing and non-producing oil and gas right interests and developing oil and gas properties that we own or in which we have a leasehold interest. We also anticipate pursuing the acquisition of leaseholds and sites within other geographic areas that meet our general investment guidelines and targets.

Subsequent to December 31, 2014, we sold two properties in Kansas, leaving one remaining oil and gas property in Kansas (Landers/Volunteer lease) and one oil and gas property in Oklahoma (Van Pelt lease).

Reserves

In March 2015, we obtained a report from an independent licensed petroleum engineering firm, KLH Consulting located in Wichita, Kansas (“KLH”), on the reserves and value of our Piqua, Kansas, leasehold properties as of December 31, 2014. These Piqua properties have been producing oil since our acquisition of the leasehold interests in October 2010. A copy of the KLH reserve report is attached as Exhibit 99.1 and is incorporated by reference.

Operations

We have structured our operations in such a way as to mitigate operating expenses by maintaining a limited in-house employee base outside of our executive team. The majority of our operational duties have been, and are planned to be, outsourced to consultants and independent contractors, including drilling, maintaining and operating our wells.

Andrew S. Reckles is the Chairman and Chief Executive Officer (CEO), Warren S. Binderman is Executive Vice President, Chief Financial Officer and Principal Accounting Officer, and Marshall Diamond-Goldberg is the President and Chief Operating Officer of the Company.

Production

For all of Legend’s oil and gas properties, we have a majority or operational working interest. We review the lands technically and propose the drilling of new exploratory or development wells as we see fit. These wells are internally approved by us for producing an Authority for Expenditures (AFE) as an estimate of full drilling, completion, and equipping costs for the particular drilling program. If we have working interest partners in these properties, the AFE for the work to be performed would be circulated for approval and a “cash call” would be issued to the approving parties. We have no working interest parties on any of our oil and gas properties.

Markets for Oil and Gas

We utilize third-party marketers to sell our oil and gas production in the open market. As of the date of this Report, approximately 100% of our U.S. production is sold through third party marketers through a contractual relationship between Legend and the marketer. These contracts are generally evergreen contracts with termination rights by written notice of 30 days, which we believe to be standard to the industry.

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

Historically, the prices received for oil and natural gas have fluctuated widely. Among the factors that can cause these fluctuations are:

●	changes in global supply and demand for oil and natural gas;

●	the actions of the Organization of Petroleum Exporting Countries, or OPEC;

●	the price and quantity of imports of foreign oil and natural gas;

●	acts of war or terrorism;

●	political conditions and events, including embargoes, affecting oil-producing activity;

●	the level of global oil and natural gas exploration and production activity;

●	the level of global oil and natural gas inventories;

●	weather conditions;

●	technological advances affecting energy consumption; and

●	the price and availability of alternative fuels.

We have not entered into any derivative contracts; however, in the future we may enter into derivative contracts from time to time. These contracts are intended to hedge economic exposure to decreases in the prices of oil and natural gas. Hedging arrangements may expose us to risk of significant financial loss in some circumstances including circumstances where:

●	our production or sales of natural gas are less than expected;

●	payments owed under derivative hedging contracts come due prior to receipt of the hedged month’s production revenue; or

●	the counter party to the hedging contract defaults on its contract obligations.

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

Competition

Competition in the oil and natural gas industry is intense and most of our competitors have greater financial, technological and other resources than we have. We operate in the highly competitive areas of oil and natural gas exploitation, exploration, development and production. The oil and natural gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. We face intense competition from independent, technology-driven companies as well as from both major and independent oil and natural gas companies in each of the following areas:

●	seeking to acquire desirable producing properties of new leases for future exploration;

●	marketing our oil and natural gas production;

●	integrating new technologies; and

●	seeking to acquire the equipment and expertise necessary to develop and operate our properties.

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

Employees

As of December 31, 2014, we had no full-time employees. We have a management team that includes three executive officers who handle all day-to-day management responsibilities for Legend. We retain engineers, landmen, pumpers, and other personnel on a contractor fee basis as necessary for our field operations.

Principal Offices

Our principal offices are located at 555 North Point Center East, Suite 410, Alpharetta, Georgia 30022. Our lease is on a month-to-month basis of approximately $1,500 per month We anticipate using our current space until it is no longer suitable for our operations or circumstances demand otherwise.

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

Risks Relating to Our Business

We are highly dependent on Andrew S. Reckles, CEO, Warren S. Binderman, CFO, and Marshall Diamond-Goldberg, our Chief Operating Officer. The loss of either of them, upon whose knowledge, leadership and technical expertise we rely, could harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of Mssrs. Reckles, Binderman and Diamond-Goldberg, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract experienced engineers, geoscientists and other technical and professional contract staff. If we were to lose the services of either the above executives and Board members, our ability to execute our business plan could be harmed and we may be forced to cease or limit operations until such time as we are able to attract suitable replacements. We do not maintain key person life insurance on these members of our management team.

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

We rely on third-party contractors in performing all of our field operations.

The majority of our operational duties are outsourced to consultants and independent contractors, including for drilling, maintaining and operating our wells, and we do not maintain an in-house employee base. Our executive team all serve as independent contractors to Legend, and as such, have agreements with Legend, as disclosed in various Form 8-K filings. We may not be able to hire or retain the services of qualified third-parties as and when needed, or on commercially acceptable terms. In such a case, we may be required to curtail or significantly reduce operations, or expand our personnel to perform operations. In addition, we may not be able to properly control the timing and quality of work conducted by these third parties with respect to our projects. Our operating expenses may significantly increase. Any of these actions would have a material adverse effect on our results of operations, financial condition and business.

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

Title to oil and gas properties, including those purchased from Wi2Wi, is often not capable of conclusive determination without incurring substantial expense. Although we perform title work on all properties and other development rights we acquire, title defected may exist. In addition, we are generally unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate. To mitigate title problems, common industry practice is to obtain a “title opinion” from a qualified oil and gas attorney prior to the drilling operations of a well. Although we intend to follow industry practice, if our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired, which would have a material adverse effect on our business.

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

Our authorized capital includes 100,000,000 Preferred Shares, all of which are blank check Preferred Shares available for issuance. Our Board of Directors has the power to issue any or all of the Preferred Shares, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without shareholder approval. Our Board may, in the future, consider adopting additional anti-takeover measures. The authority of our Board to issue undesignated stock and the anti-takeover provisions of Colorado law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of us that are not approved by our Board. As a result, our shareholders may lose opportunities to dispose of their Common Shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of Common Shares may also be affected.

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

In the future, we may seek to apply for listing on another market or exchange within the United States, such as Nasdaq or the New York Stock Exchange. We currently do not meet all of the initial listing standards for any of these exchanges, particularly the corporate governance requirements and director independence. There are no assurances that we will satisfy the applicable listing standards of any such market that we apply to, or that we will be able to obtain or maintain a more senior listing for our Common Shares.

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

Our organizational documents contain provisions that limit the liability of our directors for monetary damages and provide for indemnification of our executive officers and directors. These provisions may discourage shareholders from bringing a lawsuit against our officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against its officers and directors even though such action, if successful, might otherwise have benefited the shareholders. We may also have contractual indemnification obligations under our agreements with our officers. In addition, to the extent that costs of settlement and damage awards against our officers or directors are paid by us pursuant to the indemnification provisions in our governing documents, this actually may have the effect of deterring the shareholder from bringing suit against our officers or directors. We have been advised that the SEC takes the position that these types of indemnification provisions are unenforceable under applicable federal and state securities laws. However, management has obtained Directors and Officers liability insurance coverage to mitigate exposure should any events occur.

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

We have built our asset base through leasehold interest acquisitions that are geographically focused in in the United States (Kansas and Oklahoma).

Canadian Oil and Gas Properties

On October 20, 2011, Legend Canada completed the acquisition of the majority of the petroleum and natural gas leases, lands and facilities held by Wi2Wi, Inc., formerly known as, International Sovereign Energy Corp. The acquisition of the Wi2Wi Assets is discussed in more detail in Item 1 of this Report entitled “BUSINESS Purchase of Canadian Assets.” The purchase price was CA$8,905,031 ($12.4 million USD) in cash and 3,552,516 Common Shares. The Wi2Wi Assets included producing oil and gas leasehold properties in Western Canada that have been maintained through the drilling of internally generated low to medium risk exploration and development sites. The principal natural gas leasehold properties are located in Medicine River and Berwyn in Alberta, and Clarke Lake in British Columbia. The Wi2Wi Assets also included an interest in various light oil properties consisting of Red Earth and Swan Hills in Alberta, both of which were sold in 2012, and Inga in British Columbia. Schedule 1 of the Asset Purchase Agreement contains a detailed description of the Wi2Wi Assets sold to Legend Canada.

During the quarter ended September 30, 2014, we placed our wholly owned subsidiary, Legend Canada, into the Canadian bankruptcy system. The bankruptcy estate of Legend Canada owns oil and gas properties in Western Canada (principally Berwyn and Medicine Riverin Alberta, and Clarke Lake British Columbia). Legend Canada was placed under the control of KPMG Inc., as Trustee, in the bankruptcy proceedings. We have written off all assets and liabilities of Legend Canada, resulting in income from discontinued operations at the parent level of Legend Oil and Gas, Ltd. as it no longer controls, nor has responsibility for any operations or asset dispositions of Legend Canada.

U.S. Oil and Gas Properties

All of our oil and gas property interests were located in the State of Kansas at December 31, 2014. Subsequent to year end, we purchased the Van pelt lease, which is located in the State of Oklahoma. Further, subsequent to year end, and prior to the release of this Form 10-K, we sold two assets, comprised of the McCune and Piqua assets. A summary discussion of these U.S. properties follows:

Disclosure of Reserves

Our proved crude oil and natural gas reserves are located in the United States.

The estimated reserves for our U.S. oil and gas properties as of December 31, 2014, are based upon a reserves report prepared by the independent licensed petroleum engineering firm of KLH Consulting, located in Wichita, Kansas. The KLH reserve report is attached hereto as Exhibit 99.1. KLH is a member of the Society of Petroleum Engineers and the Kansas Independent Oil and Gas Association, and its professionals have over 35 years of experience in the oil and gas industry. KLH has served companies with oil and gas properties located in several states throughout the south and midwest regions of the United States, including the Kansas formations, and, as such, we believe KLH has sufficient experience to appropriately assess our reserves.

The reserve data set forth in the reports and in this Report represents only estimates, and should not be construed as being exact quantities. They may or may not be actually recovered, and if recovered, the actual revenues and costs could be more or less than the estimated amounts. Moreover, estimates of reserves may increase or decrease as a result of future operations.

KLH used all assumptions, data, methods and procedures it considered necessary and appropriate under the circumstances to prepare their estimates. The reserves set forth in their reports for the properties are estimated by performance methods or analogy. In general, reserves attributable to producing wells and reservoirs are estimated by performance methods such as decline curve analysis which utilizes extrapolations of historical production data. Reserves attributable to non-producing and undeveloped reserves included in the reports are estimated by analogy. The estimates of the reserves, future production, and income attributable to properties are prepared based on the reserve definitions set out in Rule 4-10(a) in SEC Regulation S-X and, in the case of KLH, using the economic software package Aries for Windows, a copyrighted program of Halliburton.

The KLH report summarizes conclusions made by them with respect to the reserve estimates. To estimate economically recoverable crude oil and natural gas reserves, many factors and assumptions were considered, including the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future of production rates. Under applicable SEC regulations, proved reserves must be demonstrated to be economically producible based on existing economic conditions including the prices and costs at which economic production from a reservoir is to be determined as of the effective date of the report. With respect to the property interests we own, production and well tests from examined wells, normal direct costs of operating the wells or leases, other costs such as transportation and processing fees, production taxes, recompletion and development costs and product prices are based on SEC regulations, geological maps, well logs, core analyses, and pressure measurements.

Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values, including many factors beyond our control. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geologic interpretation and judgment. As a result, estimates of different engineers, including those used by us, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing crude oil and natural gas prices, operating costs and other factors. The revisions may be material. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. Our estimated net proved reserves, included in our SEC filings, have not been filed with or included in reports to any other federal agency. See Item 1A of this Report above entitled “RISK FACTORS estimates of crude oil and natural gas reserves may be inaccurate and our actual revenues may be lower than our financial projections.”

Federal, state and provincial regulations governing protection of the environment may prevent the Company from recovering the estimated reserves disclosed in this section of the Report. For a discussion of the main federal laws and regulations in the United States and Canada in place to protect the environment, see the subsection of this Annual Report above entitled “DESCRIPTION OF BUSINESS - Governmental Regulation,” which disclosure is incorporated herein by reference.

 Summary of Oil and Gas Reserves as of December 31, 2014

The following table sets forth certain information relating to our estimated net reserves as of December 31, 2014. The information with respect to our U.S. properties is based on the KLH reserve report as of December 31, 2014.

	Oil	Natural Gas	NGLs + Cond
Proved Reserves	(Mbbls)	(Mmcf)	(Mbbls)

Proved Developed Reserves	201.1	—	—
Proved Undeveloped Reserves	244.6	—	—
Total Proved Reserves	445.7	—	—

Probable Reserves
Probable Developed Reserves	—	—	—
Probable Undeveloped Reserves	—	—	—
Total Probable Reserves	—	—	—

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

Proved Undeveloped Reserves

At December 31, 2014, we estimated that we had proved undeveloped reserves (PUDs) of 45.1 MBOE for our U.S. properties, which accounted for 42% of our total estimated proved oil and gas reserves. The following table discloses our PUDs during 2014.

Oil and Natural Gas
Reserves (MBOE)
PUDs beginning of year 2013	45.1
Revisions of previous estimates	—
Conversions to proved developed reserves	(45.1)
Additional PUDs added	244.6
PUDs end of year 2014	244.6

Production Volumes

The following table sets forth certain information regarding our United States production volumes of oil and natural gas for the periods indicated.

U.S. Properties	Years Ended December 31,
	2014	2013	2012
Production volumes:
Oil production (MBbls)	8.76	4.70	5.21
Average daily production (BOED)	24.00	12.85	14.23

Drilling and Development Activity

The following table sets forth wells drilled and completed during the periods indicated on our U.S. oil and gas properties.

	Year Ended December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Development
Oil wells	31	31	6.00	6.00	4.00	3.50
Dry wells	0.00	0.00	0.00	0.00	0.00	0.00

Total	31	31	6.00	6.00	4.00	3.50

Exploration
Oil wells	0.00	0.00	0.00	0.00	0.00	0.00

Dry wells	0.00	0.00	0.00	0.00	0.00	0.00

Total			0.00	0.00	0.00	0.00

Productive Wells and Acreage

The following tables summarize our total oil wells by type and gross and net productive hydrocarbon wells by country as of December 31, 2014. A net well represents our percentage ownership of a gross well. The following table does not include wells which were awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation.

	Producing Wells		Non-Producing Wells
	Gross	Net	Gross	Net
United States
Oil	146	124.3	104	87.9
Gas	—	—	—	—

Total	146	124.3	104	87.9

The following table sets forth our undeveloped and developed gross and net leasehold acreage at December 31, 2014. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

	Developed		Undeveloped
	Gross	Net	Gross	Net
United States (acres)	860	727.6	2060	1829.6

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

Delivery Commitments

We currently have no delivery commitments for product obtained from our wells.

Dry Holes

We have not experienced any dry holes.

ITEM 3.	LEGAL PROCEEDINGS

On October 28, 2013, RR Donnelly & Sons Company filed a complaint against the Company seeking to collect approximately $68,913.21, plus interest for services rendered on or before November 30, 2012. This claim has been satisfactorily resolved between the parties, and Legend is remitting approximately $2,500 per month in settlement of this claim, until such balance is fully repaid.

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

	High	Low
Fiscal 2013:
Fourth quarter, ended December 31, 2013	$0.05	$0.04
Third quarter, ended September 30, 2013	0.09	0.07
Second quarter, ended June 30, 2013	0.05	0.05
First quarter, ended March 31, 2013	0.07	0.06

Fiscal 2014:
Fourth quarter, ended December 31, 2014	$0.01	0.01
Third quarter, ended September 30, 2014	0.03	0.01
Second quarter, ended June 30, 2014	0.05	0.01
First quarter, ended March 31, 2014	0.08	0.04

As of April 1, 2015, the closing sales price for our Common Shares on the OTCBB was $0.0057.

Holders

As of the latest practical date before filing this annual report, there were 188,183,273 Common Shares issued and outstanding, with 31 holders of record.

Transfer Agent and Registrar

VStock Transfer, LLC, located at 18 Lafayette Place, Woodmere, New York 11598 is currently the transfer agent and registrar for our Common Shares. Its phone number is (212) 828-8436.

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

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes. We incorporate by reference into this Report our audited consolidated financial statements for the years ended December 31, 2014 and 2013. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “Forward Looking Statements,” and elsewhere in this Report.

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

Overview of Business

We are an oil and gas exploration, development and production company. Our oil and gas property interests are located in the United States (States of Kansas and Oklahoma).

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

The following table sets forth certain of our United States oil and gas operating information for the years ended December 31, 2014, and December 31, 2013, respectively.

	Year Ended December 31,

	2014	2013	Change	% Change
Production Data :
Oil production (bbls)	8,760	4,700	4,060	86
Average daily oil production (bbl/d)	24.00	12.85	11.15	87
Total BOE	8,760	—	8,760	N/
Total BOE/d	24	12.85	11.15	87
Revenue Data :
Oil revenue ($)	$691,593	$416,536	$275,057	66
Average realized oil sales price ($/bbl)	$78.95	$78.89	$0.06	—
Operating expenses :
Production expenses	$443,413	$208,885	$234,528	112
Average operating expenses ($/boe)	$50.62	$44.44	$6.18	14
Operating Margin ($/boe)	$28.33	$34.45	$(6.12)	(18)
Depreciation, depletion, and amortization	$69,285	$73,964	$(4,679)	(6)

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

The above information does not reflect any data related to discontinued operations, as further discussed in the Notes to the Consolidated Financial Statements.

Production and Revenue

The increase in oil volumes and revenues is due to the Company shifting its focus on producing in the United States. The Company drilled and completed 31 wells during the year ended December 31, 2014 as well as we acquired the Landers and Volunteer leases which was a producing property at the time of acquisition.

Pricing

The Company received an average price per barrel of oil during the year ended December 31, 2014 marginally higher than the year ended December 31, 2013, reflective of the pricing environment that the Company is participating in.

Production Expenses

Production expenses for the year ended December 31, 2014 totaled $443,413, compared to $208,885 in 2013. On a per barrel basis, the production expense increased from $44.44/boe in 2013 compared to $50.62/boe in the corresponding period of 2014. The production expenses increase noted above consists of higher day-to-day operational expenses for production of oil and maintenance and repair expenses for the wells and property.

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses decreased at December 31, 2014 to $3,635,247, as compared to $3,955,000 for the same period in 2013. The decrease in professional fees and salaries reflects cost cutting efforts by the Company.

	Year Ended December 31,

	2014	2013	Change	Change

General and administrative expenses				%
Professional fees	$164,471	$—	$164,471	N/A
Salaries and benefits	1,326,275	1,029,000	297,275	29
Office and administration	1,333,199	253,075	1,080,124	427
Stock-based compensation	811,302	1,468,000	(656,698)	(45)
Total	$3,635,247	$2,750,075	$(885,172)	(33)

Depletion, depreciation, amortization and impairment

The Company incurred $80,910 for depreciation, depletion, amortization for the year ended December 31, 2014 ($73,442 for 2013), the increase is reflective of the additional capitalized costs of the Company and an increase of production. The Company has incurred $0 in impairment charges for the year ended December 31, 2014, and 2013.

Accretion expense

For year ended December 31, 2014 the Company had accretion expense of $15,803 ($9,765 for 2013). Accretion expense increased due to the Company bringing more wells into production.

Interest expense

Interest expense was $4,720,857 for the year ended December 31, 2014 compared to $696,966 in 2013 for the similar period. Interest expense increased due to the debt discounts which have been expensed in the current period.

Debt Extinguishment

For year ended December 31, 2014 the Company had a loss on debt extinguishment of $5,013,957 compared to $0 in the year ended December 31, 2013. The Company recorded loss on extinguishing of debt with Hillair related to amendments to conversion features and warrants embedded in the Company’s debentures issued to Hillair during the year ended December 31, 2014.

Discontinued Operations

For year ended December 31, 2014 the Company had gain on discontinued operations of $2,894,643 compared to a loss of $9,220,217 during the year ended December 31, 2013. The gain recorded in the year ended December 31, 2014, is due to Legend Canada declaring bankruptcy and having net liabilities at the time of the bankruptcy. During the year ended December 31, 2013, Legend Canada had net losses from operations which were primarily driven by an impairment of oil and gas properties of $7,916,993.

Change in Fair Value of Derivatives

The Company had a gain of $7,968,322 and $211,458 due to the change in the fair value of the derivative liabilities for the years ended December 31, 2014 and 2013, respectively. These gains were related to derivative warrants and conversions features in the Company’ debentures and were reflective of the change in fair value due to the Company’ stock price decreasing each year.

Net loss

The Company recorded a net loss of $2,355,629 for the year ended December 31, 2014, as compared to the net loss of $13,022,506 in 2013. The decrease in the net loss was attributable to the factors described above.

Liquidity and Capital Resources

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through 2014. We are in the early stages of acquisition and development of oil and gas leaseholds, and we have been funded primarily by a combination of equity issuances and borrowing under loan agreements and to a lesser extent by operating cash flows, to execute on our business plan for the acquisition, exploration, development and production of oil and gas reserves. At December 31, 2014, we had cash and cash equivalents totaling approximately $701,848.

Management’s plans and intentions regarding our liquidity include but are not limited to working with our primary capital provider. We have been in discussions with this provider and we believe they are committed to the longevity and growth of Legend. Further, we expect to close on the acquisition of Maxxon, LLC with financing from the provider, which will include a $1.5 million infusion of capital for closing plus approximately $250,000 of transaction costs through a debenture.

Lastly, we believe the provider will continue financing certain of our general and administrative costs, totaling approximately $120,000 per month, as well as oil and gas property acquisitions and a drilling program on existing properties as well as new properties. We are currently in budgeting discussions with the provider as to the extent of the oil and gas property acquisition needs as well as costs to cover a drilling program.

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

JMJ Capital

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

During the year ended December 31, 2014, the Company borrowed an additional $30,000 from JMJ under the above note payable agreement. The Company received net proceeds of $26,500.

During the year ended December 31, 2014, JMJ converted $100,000 of the outstanding principal and $7,520 in accrued interest into 20,755,608 shares of the Company’s common stock. The Company also paid $12,500 of the outstanding principal balance. As of December 31, 2014, the balance on the JMJ note payable was $0.

Hillair Capital Investments

On July 10, 2013, the Company received $900,000 in net proceeds from issuing an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair Capital Investments L.P. (“Hillair”) in the amount of $1,008,000, initially convertible at a rate of $0.0561, and payable on or before December 1, 2014. On November 22, 2013, the Company received $550,000 in net proceeds from issuing an 8% Original Issue Discount Senior Secured Convertible debenture to Hillair in the amount of $616,000, initially convertible at a rate of $0.0561, and payable on or before December 1, 2014. The July 10, 2013 debenture is secured by the property in Woodson County, Kansas, while the November 22, 2013 debenture is secured by the McCune property in Crawford County, Kansas. The July 10, 2013 debenture was convertible into 17,967,914 shares of common stock at the date of issuance. The November 22, 2013 debenture was convertible into 10,980,392 shares of common stock at the date of issuance.

In conjunction with the July 10, 2013 transaction, the Company issued 3,000,000 shares of common stock with a fair value of approximately $150,000 to Hillair as consideration for executing the agreement in advance of the Bank waiving certain security agreements on select assets. In connection with each of the debentures, the Company issued warrants to purchase shares of common stock with a term of 5 years and an exercise price of $0.0673, subject to further adjustments. The number of warrants issued in connection with the July 10, 2013 debenture was 19,764,706 and the number of warrants issued in connection with the November 22, 2013 debenture was 10,098,361. The Company recorded a discount to the notes of $1,372,742 for the original issue discount and beneficial conversion feature.

On May 1, 2014, the Company received a default notice from Hillair, for failure to make its principal payments by the required dates in the debentures.

On May 29, 2014, the Company restructured the defaulted debt with Hillair whereby it amended the two 8% Original Issue Discount Senior Secured Convertible Debentures to Hillair (the “Amended Debentures”) The Amended Debentures carry an 8% interest rate per annum and are convertible into the Company’s common stock at an exercise price of $0.01 per share, subject to anti-dilution provisions. The Amended Debentures are payable on or before August 1, 2016. The Amended Debentures increased the face value of the amounts owed from $1,624,000 to $1,720,283. The increase was related to the outstanding accrued interest on the original debentures of $96,283.

Also on May 29, 2014 The Company and Hillair entered into an additional debenture (the “Additional Debentures”), whereby the Company received $335,758 in net proceeds and issued a new debenture with a face value of $448,000. The debenture carries an 8% interest rate per annum and is convertible into the Company’s common stock at an exercise price of $0.01 per share, subject to anti-dilution provisions. The Additional Debenture is payable on or before August 1, 2016.

In conjunction with the Amended Debentures and the Additional Debenture, the Company entered into a Securities Purchase Agreement (“SPA”) with Hillair to replace the existing warrants held by Hillair, for new common stock purchase warrants (the “Amended Warrants”) to purchase 200,979,441 shares of common stock and issued warrants with the additional debenture (the “Additional Warrants”) to purchase 117,600,000 shares of common stock. All of the warrants have an exercise price equal to $0.01, subject to anti-dilution provisions therein, and a 5 year term.

Hillair and the Company have also entered into a forbearance agreement, on May 29, 2014, whereby Hillair shall refrain and forebear from exercising its rights and remedies to foreclose on the Company’s assets, afforded under the July and November 2013 Agreements.

On June 23, 2014 , the Company issued an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair in the aggregate amount of $364,000 payable on April 1, 2016. After taking into account the original issue discount and legal fees of $39,000 reimbursed to Hillair, the net proceeds received by the Company was $325,000. The debenture carries an 8% interest rate per annum, and is convertible into the Company’s Common Stock at an exercise price of $0.01 per share subject to anti-dilution provisions.

On August 1, 2014, the Company issued 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair in the aggregate amount of $364,000 payable on April 1, 2016. After taking into account the original issue discount and legal fees of $39,000 reimbursed to Hillair, the net proceeds received by the Company was $325,000. The debenture carries an 8% interest rate per annum, and is convertible into the Company’s Common Stock at an exercise price of $0.01 per share subject to anti-dilution provisions.

On September 4, 2014, the Company entered into a Debenture Purchase Agreement with Hillair whereby Legend assumed an 8% Original Issue Discount Senior, Secured Convertible Debenture in the original principal amount of $1,232,000, as originally executed on November 6, 2013 by NWTR. In accordance with the debenture, NWTR executed Financing Statements and Mortgages to Hillair covering certain NWTR oil and gas properties (the “Secured Properties”), which also included the right, title and interest in certain oil and gas leases known as the Lander Lease and Volunteer Unit (the “Assumed Leases”). Simultaneous with the execution of the Debenture Purchase Agreement, the Company entered into a Loan Release Agreement with NWTR (the “Agreement”), in which (i) NWTR assigned and transferred to Legend, all of its right, title, and interest in the Assumed Leases and (ii) Legend assumed the Debenture and released NWTR from any further obligations or payments relating to the Debenture, which, upon assumption, had a balance of $1,040,000, due and payable in April 2016.

In connection with the above assumption of debt, on September 4, 2014, the Company entered into an eighteen month debenture, with similar terms to the assumed debenture, in the principal amount of $500,000 with Hillair, with the Company receiving $460,000 in net proceeds after original issue discount. The debenture carries a 10% interest rate per annum, and is convertible into the Company’s Common Stock at an exercise price of $0.01 per share subject to anti-dilution provisions.

On September 29, 2014, the Company issued an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair in the aggregate amount of $1,556,800 payable (a) $389,200 on or before October 1, 2015, (b) $389,200 on or before January 1, 2016, and (c) $778,400 on or before April 1, 2016, plus at each periodic redemption date, all accrued but unpaid interest or other amounts owing on each such date. After taking into account the original issue discount and legal fees of $256,800 reimbursed to Hillair, the net proceeds received by the Company were $1,300,000.

In conjunction with the debenture and in consideration of Hillair’s entering into this agreement with the Company, the Company entered into an SPA with Hillair for a common stock purchase warrant to purchase up to 155,680,000 shares of common stock with an exercise price equal to $0.01, subject to anti-dilution provisions.

The Company agreed to prepare and file a mortgage, security agreement and financing statement in Kansas granting a lien in certain oil and gas mining leases and leasehold estates and any other applicable property of the Company in Kansas to secure the obligations of the Company to the Purchasers evidenced by the debenture.

On November 13, 2014, the Company and Hillair entered into a debt and warrant restructuring agreement. All of the existing debt outstanding and accrued interest owed to Hillair was restructured and consolidated into one new debenture (the “Restructured Debenture”). The Restructured Debenture has a face value of $6,060,000, with an original issue discount of $60,000, carries an interest rate of 8.5% per annum and is due and payable in one payment on March 1, 2016. Further, in exchange for warrants to purchase and aggregate of 474,258,441 shares of the Company’s common stock currently held by Hillair; Hillair agreed to purchase 600 shares of convertible perpetual preferred stock with at a price of $1,000 per share, for a total amount of $600,000 in cash proceeds. This convertible, perpetual preferred stock has a 0% dividend rate. The shares of preferred stock are convertible into 600 million shares of the Company¹s common stock at $0.001 per share, and has a non-dilution provision, that the Company determined was a derivative liability with a fair value of $2,324,184 on the date of issuance.

Under a series of agreements with the Bank of Canada (the “Bank”), as of December 31, 2013, Legend Canada had a revolving credit facility with a maximum borrowing base of $2,018,951. Outstanding principal under the loan bears interest at a rate equal to the Bank’s prime rate of interest (currently 3%) plus 1%. The Company is obligated to pay a monthly fee of 0.25% of any undrawn portion of the credit facility. The borrowings under the credit facility are payable upon demand at any time. Borrowings under the agreements are collateralized by a Fixed and Floating Charge Demand Debenture (the “Debenture”) to the Bank in the face amount of CAD$25 million ($33 million USD), to secure payment of all debts and liabilities owed by Legend Canada to the Bank. The interest rate on amounts drawn under the Debenture, as well as interest that is past due, is the prime rate, plus 7% per annum. As further collateral, Legend Canada also executed an Assignment of Book Debts on October 19, 2011, that grants, transfers and assigns to the Bank a continuing and specific security interest in specific collateral of Legend Canada, including all debts, proceeds, accounts, claims, money and chooses in action which currently or in the future are owing to Legend Canada. On August 22, 2013 the Company entered into a Forbearance agreement with the Bank, which conveyed the Bank additional control over the assets of Legend Canada, increased the interest payments to prime rate of interest plus 4%, and indicated through sale of assets or other means full repayment of the existing credit facility in full by November 29, 2013. In the year ended December 31, 2014, the Bank agreed to enter into a Forbearance agreement due to the contemplated merger with NWTR. At December 31, 2013, the Company had closed a series of asset sales in efforts to work with the Bank to meet the terms of the Forbearance agreement as of the end of the year December 31, 2013. At December 31, 2013, CA$2,018,951 ($2.7 million USD) was outstanding.

On April 25, 2014, the Company received a Notice of Intention to Enforce Security from the Bank. Under the notice, the Bank stated that it intended to enforce its rights against Legend Canada under the CA$6,000,000 ($8.35 million USD)Acknowledgement of Debt Revolving Demand Credit Agreement, dated August 15, 2011; the General Assignment of Book Debts, dated October 19, 2011; the CAD$25,000,000 ($33 million USD) Fixed and Floating Charge Demand Debenture; the Pledge Agreement dated October 19, 2011; and the Negative Pledge and Undertaking dated October 19, 2011. The bridge demand loan that was in place in prior periods was retired in July 2013.

During the quarter ended September 30, 2014, we placed our wholly owned subsidiary, Legend Canada, into the Canadian bankruptcy system. The bankruptcy estate of Legend Canada owned oil and gas properties in Western Canada (Berwyn, Medicine River, Boundary Lake, and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia). Legend Canada was placed under the control of KPMG Inc., as Trustee, in the bankruptcy proceedings. We have written off all assets and liabilities of Legend Canada, resulting in income from discontinued operations at the parent level of Legend Oil and Gas, Ltd. as it no longer controls, nor has responsibility for any operations or asset dispositions of Legend Canada. In August 2014, the Company and Bank executed a Mutual Release and Discharge in consideration for $250,000 and the note was fully retired.

We will require additional financing to fund our drilling and development plans in 2015, as discussed above. We may seek financing from other sources, which may also include the sale of certain of our oil and gas properties. Our ability to obtain financing or to sell our properties on favorable terms may be impaired by many factors outside of our control, including the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and other factors. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital.

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

The following table summarizes our cash flows for the periods ended December 31, 2014 and December 31, 2013, respectively:

	For the year ended December 31,
	2014	2013
Net cash flows from in operating activities	$(1,822,529)	$(1,415,599)
Net cash flows from investing activities	(984,444)	1,129,638
Net cash flows from financing activities	3,444,538	(108,328)
Effect of exchange rate changes	—	445,583
Net change in cash during period	$637,565	$51,294

Cash from Operating Activities

Cash used by operating activities was $1,822,529 for the year ended December 31, 2014, as compared to cash used by operating activities of $1,415,599 in the year ended December 31, 2013. The increase in cash used is due to the costs of additional senior executive personnel, specifically a new Chief Executive Officer and Chief Financial Officer.

Cash from Investing Activities

Cash used for investing activities for the year ended December 31, 2014 was $984,444 as compared to cash provided by investing activities of $1,129,638 during the year ended December 31, 2013. During the year ended December 31, 2014 we incurred an increase in drilling costs and acquisition costs related to our buildup of activity in Kansas. During the year ended December 31, 2013, the Company received cash proceeds of $2,059,954 on the sale of oil and gas properties held by our discontinued operation in Canada.

Cash from Financing Activities

Total net cash provided by financing activities was $3,444,538 for the year ended December 31, 2014. Total net cash used by financing activities in the year ended December 31, 2013 was $108,328. The change relates to borrowings on convertible debt during the year ended December 31, 2014.

Off Balance Sheet Arrangements

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Legend Oil and Gas, Ltd.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheet of Legend Oil and Gas, Ltd. as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year then ended. Legend Oil and Gas, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Legend Oil and Gas, Ltd. as of December 31, 2013 and the year then ended were audited by other auditors whose report, which included an explanatory paragraph as to the Company’s ability to continue as a going concern, dated April 15, 2014 expressed an unqualified opinion on those statements before the adjustments to retrospectively apply discontinued operations as discussed in note 12 to the consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legend Oil and Gas, Ltd. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the 2013 consolidated financial statements to retrospectively apply discontinued operations as discussed in Note 12 to the consolidated financial statements. Our procedures included auditing the adjustments to reclassify assets, liabilities, operations, and cash flows of the Company’s discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2013 consolidated financial statements of the Company other than with respect to the adjustments and accordingly, we do not express an opinion or any other form of assurance on the 2013 consolidated financial statements of the Company, taken as whole.

The accompanying consolidated financial statements have been prepared assuming that Legend Oil and Gas, Ltd. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Legend Oil and Gas Ltd. has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 3, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Legend Oil and Gas, Ltd.

Alpharetta, Georgia

We have audited, before the effects of the adjustments to retrospectively apply discontinued operations as discussed in Note 12 to the consolidated financial statements, the consolidated balance sheet of Legend Oil and Gas, Ltd. and subsidiary (“the Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for the year then ended (the 2013 consolidated financial statements before the effects of the adjustments to retrospectively apply discontinued operations discussed in Note 12 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2013 consolidated financial statements, before the effects of the adjustments to retrospectively apply discontinued operations as discussed in Note 12 to the consolidated financial statements, present fairly, in all material respects, the financial position of Legend Oil and Gas, Ltd. and subsidiary as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply discontinued operations as discussed in Note 12 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

April 15, 2014

Legend Oil and Gas, Ltd.
CONSOLIDATED BALANCE SHEETS

As of December 31, 2014 and 2013

	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$701,848	$64,283
Restricted cash	85,000	—
Accounts receivable	72,406	54,770
Prepaid expenses	—	45,877
Total current assets	859,254	164,930

Deposits	—	3,740
Property, plant and equipment - net	453,375	—
Oil and gas properties – net (full cost method)	3,639,916	1,479,423
Net assets attributable to discontinued operations	—	2,568,883
Total assets	$4,952,545	$4,216,976

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$52,413	$220,771
Accounts payable-related party	577,000	—
Accrued interest	50,427	24,069
Current portion of long term debt	409,856	27,496
Convertible debt, net of debt discount of $0 and $1,066,477, respectively	—	612,527
Net liabilities of discontinued operations	—	4,767,413

Embedded derivative liabilities	—	1,161,284
Total current liabilities	1,089,696	6,813,560

Embedded derivative liabilities	1,128,667	—
Long term debt, net of debt discount of $53,924 and $0, respectively	6,119,245	—
Asset retirement obligations	202,586	196,767
Total liabilities	8,540,194	7,010,327

Stockholders’ Deficit
Series A Convertible Preferred Stock - 600 shares authorized; $0.001 par value; 600 and 0 shares issued and outstanding, respectively	—	—
Preferred stock – 99,999,400 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Common stock – 1,000,000,000 shares authorized; $0.001 par value;187,583,273 and 109,343,534 shares issued and outstanding, respectively	187,583	109,343
Additional paid-in capital	27,227,181	25,726,902
Accumulated other comprehensive loss	—	17,188
Accumulated deficit	(31,002,413)	(28,646,784)
Total stockholders’ deficit	(3,587,649)	(2,793,351)
Total liabilities and stockholders’ deficit	$4,952,545	$4,216,976

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas, Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years ended December 31, 2014 and 2013

	2014	2013
Oil and gas revenue	$691,593	$416,536

Operating expenses:
General and administrative	3,635,247	2,750,075
Production expenses	443,413	208,885
Depletion, depreciation, and amortization	80,910	73,442
Accretion of asset retirement obligation	15,803	9,765
Total operating expenses	4,175,373	3,042,167

Operating loss	(3,483,780)	(2,625,631)

Other income (expense)
Interest expense	(4,720,857)	(696,966)
Loss on debt extinguishment	(5,013,957)	—
Change in fair value of embedded derivative liabilities	7,968,322	211,458
Total other income (expense)	(1,766,492)	(485,508)
Loss from continuing operations	(5,250,272)	(3,111,139)
Gain (loss) from discontinued operations	2,894,643	(9,220,217)
Net loss	(2,355,629)	(12,331,356)
Preferred stock dividends	—	(691,150)
Net loss applicable to common stock	$(2,355,629)	$(13,022,506)

Basic and diluted weighted average number of common shares outstanding	149,333,365	91,919,764

Net income (loss) per common share – basic and diluted Continuing operations	$(0.04)	$(0.03)

Discontinued operations	$0.02	$(0.11)

Total	$(0.02)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas, Ltd.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years ended December 31, 2014 and 2013

	2014	2013
Net loss	$(2,355,629)	$(12,331,356)
Other comprehensive loss:
Foreign currency translation adjustment	110,586	(135,446)
Deconsolidation of foreign subsidiary	(127,774)
Comprehensive loss	$(2,372,817)	(12,466,802)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas, Ltd.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years ended December 31, 2014 and 2013

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2012	—	—	77,220,271	77,220	(25,353,942)	152,634	(15,624,278)	(40,748,366)
Common stock issued for services	—	—	7,700,000	7,700	482,300	—	—	490,000
Stock–based compensation	—	—	—	—	1,206,994	—	—	1,206,994
Foreign currency translation adjustment	—	—	—	—	—	(135,446)	—	(135,446)
Conversion of note payable	—	—	2,772,407	2,772	59,761	—	—	62,533
Discount on short term note payable	—	—	—	—	124,430	—	—	124,430
Conversion of convertible preferred stock to common stock	—	—	1,700,000	1,700	365,253	—	—	366,953
Dividends on preferred stock	—	—	13,823,000	13,823	677,327	—	(691,150)	—
Reclassification out of contingently redeemable common stock	—	—	—	—	47,764,926	—	—	47,764,926
Stock issued for interest payment	—	—	955,128	955	30,405	—	—	31,360
Stock issued to employees for services	—	—	2,900,000	2,900	258,100	—	—	261,000
Stock issued for property	—	—	2,272,728	2,273	111,348	—	—	113,621
Net loss	—	—	—	—	—	—	(12,331,356)	(12,331,356)

Balance, December 31, 2013	—	—	109,343,534	109,343	25,726,902	17,188	(28,646,784)	(2,793,351)
Stock issued for services			56,263,333	56,264	755,039	—	—	811,303

Stock issued for debt and interest payments	—	—	21,976,406	21,976	145,241	—	—	167,217

Foreigh currency translation	—	—	—	—	—	110,586	—	110,586
Deconsolidation of Canadian subsidiary	—	—	—	—	—	(127,774)	—	(127,774)

Issuance of convertible preferred stock	600	1	—	—	599,999	—	—	600,000

Net loss	—	—	—	—	—	—	(2,355,629)	(2,355,629)

Balance, December 31, 2014	600	1	187,583,273	187,583	27,227,181	—	(31,002,413)	(3,587,649)

Legend Oil and Gas, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2014 and 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,355,629)	$(12,331,356)
(Gain) loss from discontinued operations	(2,894,643)	9,220,217
Loss from continuing operations	(5,250,272)	(3,111,139)

Adjustments to reconcile net loss from continuing operations to cash flows used in operating activities:
Stock-based compensation	811,302	1,467,994
Issuance of common stock for services	—	521,360
Depletion, depreciation, amortization and impairment	80,910	73,442
Accretion of asset retirement obligation	15,803	9,765
Amortization of debt discounts	1,267,867	617,195
Fair value of derivative liabilities in excess of face value of convertible debt	3,158,334	—
Loss on debt extinguishment	5,013,957	—
Change in fair value of derivative liabilities	(7,968,322)	(211,458)
Changes in operating assets and liabilities:
Accounts receivable	256,717	(42,780)
Prepaid expenses and other assets	48,400	(39,802)
Accounts payable	(89,643)	70,689
Accounts payable – Related party	577,000	—
Accrued Interest	255,418	31,569
Net cash flows used in operating activities – continuing operations	(1,822,529)	(613,165)
Net cash flows used in operating activities – discontinued operations	—	(802,434)
Net cash flows used in operating activities	(1,822,529)	(1,415,599)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of oil and gas properties	450,318	—
Cash paid for certificate of deposit	(85,000)	—
Cash paid for purchase of equipment	(150,000)	—
Cash paid for oil and gas properties drilling costs	(1,199,762)	(430,478)
Net cash flows used in investing activities – continuing operations	(984,444)	(430,478)
Net cash flows provided by investing activities – discontinued operations	—	1,560,116
Net cash flows used in investing activities	(984,444)	1,129,638

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of preferred stock	600,000	—
Proceeds from debt	160,100	1,201,957
Proceeds from short term convertible debt, net	2,772,258	—
Payments on debt	(12,500)	—
Payments on convertible debt	(75,320)	—
Payments on note payable to bank	—	—
Net cash flows provided by financing activities – continuing operations	3,444,538	1,201,957
Net cash flows used in financing activities – discontinued operations	—	(1,310,285)
	3,444,538	(108,328)

Change in cash and cash equivalents before effect of exchange rate changes	637,565	(394,289)

Effect of exchange rate changes	—	445,583
Net change in cash and cash equivalents	637,565	51,294
Cash and cash equivalents, beginning of year	64,283	12,989
Cash and cash equivalents, end of year	$701,848	$64,283

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$20,694	$124,151
Taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Debt discount on short term note payable	$—	$74,810
Debt assumed in acquisition of oil and gas properties	1,040,000	—
Debt discount on convertible debt	4,314,169	—
Change in estimate of asset retirement obligation	9,984	—
Common stock issued for conversion of convertible debt	158,997	—
Debt issued for the purchase of equipment	315,000	—
Issuance of a note payable for accrued expenses	123,245
Conversion of convertible preferred stock to common stock	—	366,953
Common stock reclassified from contingently redeemable	—	47,764,926
Preferred stock dividend	—	691,150
Stock issued for purchase of oil and gas property	—	113,621
Exchange of note payable to bank for convertible notes payable	—	373,043

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas, Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF OPERATIONS

Description of Business

Legend Oil and Gas, Ltd. (the “Company” or “Legend”) is an oil and gas exploration, development and production company that focuses on conventional oil and gas plays in the United States. The Company’s principal operating properties are located in Wilson, Crawford, and Woodson counties, Kansas. The Company owns 100% working interests and is the operator of all of its oil and gas properties.

On July 28, 2011, the Company formed a wholly owned subsidiary named Legend Energy Canada, Ltd. (“Legend Canada”), which is a corporation registered under the laws of Alberta, Canada. Legend Canada was formed to acquire, own and manage certain oil and gas properties and assets located in Canada. As of December 31, 2014, Legend Canada was considered a discontinued operation as described in Note 12.

During the year ended December 31, 2014, we placed our wholly owned subsidiary, Legend Canada, into the Canadian bankruptcy system. The bankruptcy estate of Legend Canada owns oil and gas properties in Western Canada (Berwyn, Medicine River, Boundary Lake, and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia). Legend Canada was placed under the control of KPMG Inc. as Trustee in the bankruptcy proceedings. The Company has written off all assets and liabilities of Legend Canada, resulting in income from discontinued operations as it no longer controls, or has responsibility for any operations or asset dispositions of Legend Canada as described in Note 7.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and our wholly-owned subsidiary Legend Canada. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Management’s judgments and estimates in these areas are to be based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates are accruals related to oil and gas sales and expenses, estimates of future oil and gas reserves, estimates used in the impairment of oil and gas properties, the fair value of financial instruments, stock-based compensation and the estimated future timing and cost of asset retirement obligations.

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

Accounts Receivable

Accounts receivable typically consist of oil and gas receivables, and are presented on the consolidated balance sheets net of allowances for doubtful accounts. We establish provisions for losses on accounts receivable for estimated uncollectible accounts and regularly review collectability and establish or adjust the allowance as necessary using the specific identification method. Account balances that are deemed uncollectible are charged off against the allowance. No allowance for doubtful accounts was necessary as of December 31, 2014 and 2013.

Concentrations

During the years ended December 31, 2014 and 2013, sales of oil and gas to certain customers individually exceeded 10% of the total oil and gas revenue. For the year ended December 31, 2014, sales to Kelly Maclaskey Oilfield Service Inc and Coffeyville Resources accounted for approximately 86% and 24%, of total oil and gas sales, respectively. For the year ended December 31, 2013, sales to Husky Energy Marketing, Kelly Maclaskey Oilfield Service Inc., BP Canada Energy, Gibson Petroleum and Suncor Energy accounted for approximately 27%, 21%, 17%, 7% and 13% of total oil and gas sales, respectively. We believe that the loss of any of the significant customers would not result in a material adverse effect on our ability to market future oil and natural gas production.

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2014, $451,848 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Comprehensive Income

For operations outside of the U.S. that prepare financial statements in currencies other than U.S. dollars, the Company translates the financial statements into U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical costs. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss). Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at December 31, 2014 and 2013.

Liquidity

The Company has incurred net operating losses and operating cash flow deficits over the last two years, continuing through the year ended December 31, 2014. The Company is in the early stages of acquisition and development of oil and gas leaseholds, and the Company have been funded primarily by a combination of equity issuances and borrowing under loan agreements and to a lesser extent by operating cash flows, to execute our business plan for the acquisition, exploration, development and production of oil and gas reserves. At December 31, 2014, the Company had cash and cash equivalents totaling approximately $701,848

Equipment

Equipment is stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which extend the life or improve existing equipment are capitalized. Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 7 years.

Full Cost Method of Accounting for Oil and Gas Properties

The Company has elected to utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs are capitalized into a cost center. Legend’s cost centers consist of the Canadian cost center and the United States cost center. Oil and gas properties are presented as discontinued operations when an entire cost center is to be disposed.

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

Full Cost Ceiling Test

At the end of each reporting period, the cost of oil and gas properties in each cost center are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If the cost of oil and gas properties exceeds the ceiling, the excess is reflected as a non-cash impairment charge to earnings. The impairment charge is permanent and not reversible in future periods, even though higher oil and gas prices in the future may subsequently and significantly increase the ceiling amount. Impairment charges amounted to $0 and $7,916,993 for the years ended December 31, 2014 and 2013, respectively. The impairment recorded for the year ended December 31, 2013 was related to oil and gas properties held by the Company’s Canadian subsidiary. Accordingly, the impairment has been reclassified to discontinued operations in the statement of operations for the year ended December 31, 2013.

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

Oil and Gas Revenue Recognition

We is the sales method of accounting for our oil and gas revenue recognition. Revenue from production on properties in which the Company shares an economic interest with other owners is recognized on the basis of our interest. Revenues are reported on a gross basis for the amounts received before taking into account production taxes, royalties, and transportation costs, which are reported as production expenses. Under the sales method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. The volume sold may differ from the volumes the Company are entitled to, based on our individual interest in the property. The Company utilizes a third-party marketer to sell oil and gas production in the open market. As a result of the requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 45 days following the month of production. Therefore, the Company may make accruals for revenues and accounts receivable based on estimates of our share of production. Since the settlement process may take 30 to 60 days following the month of actual production, our financial results may include estimates of production and revenues for the related time period. The Company will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized.

Stock-based compensation

The Company measures compensation cost for stock-based payment awards at fair value and recognizes it as compensation expense over the service period for awards expected to vest. Legend’s policy is to issue new shares when options are exercised. Compensation cost from the issuance of stock options and stock grants is recorded as a component of general and administrative expenses in the consolidated statements of operations, and amounted to $811,303 and $1,467,994 for the years ended December 31, 2014 and 2013, respectively.

The Black-Scholes option pricing model is used to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

The Company estimates volatility by considering the historical stock volatility. The Company has opted to use the simplified method for estimating expected term, which is generally equal to the midpoint between the vesting period and the contractual term.

Net Loss Per Common Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period, including contingently redeemable common stock. The computation of diluted net income per common share is based on the weighted average number of shares used in the basic net income per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding. Potentially dilutive common shares include warrants to purchase shares of common stock (0 shares for 2014 and 32,713,067 shares for 2013), notes payable convertible into common stock (0 shares for 2014 and 31,515,457 and shares for 2013), options to purchase shares of common stock (0 shares for 2014 and 600,000 shares for 2013), and preferred stock convertible into shares of common stock (600,000,000 shares for 2014 and 0 shares for 2013). During the years ended December 31, 2014 and 2013 potentially dilutive common shares were not included in the computation of diluted loss per share as to do so would be anti-dilutive.

Income Taxes

The Company recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. A valuation allowance for the full amount of the net deferred tax asset was recorded for the years ended December 31, 2014 and 2013. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred as of December 31, 2014 and 2013. The Company is no longer subject to federal examination for years before 2007.

Derivative Financial Instruments

The Company evaluates financial instruments for freestanding or embedded derivatives. Derivative instruments that do not qualify for permanent equity classification as the instruments have been determined not to be indexed to the Company’s stock are recorded as liabilities at fair value, with changes in value recognized as other income (expense) in the consolidated statements of operations in the period of change. Derivative liabilities are categorized as either short-term or long-term based upon management’s estimates as to when the derivative instrument may be realized or based upon the holder’s ability to realize the instrument.

Fair Value Measurements

The Company follows FASB ASC 820, Fair Value Measurement (“ASC 820”), which clarifies fair value as an exit price, establishes a hierarchal disclosure framework for measuring fair value, and requires extended disclosures about fair value measurements. The provisions of ASC 820 apply to all financial assets and liabilities measured at fair value.

As defined in ASC 820, fair value, clarified as an exit price, represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a result, fair value is a market-based approach that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

As a basis for considering these assumptions, ASC 820 defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

Level 1: Observable market inputs such as quoted prices in active markets;

Level 2: Observable market inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs where there is little or no market data, which require the reporting entity to develop its own assumptions.

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued during 2014 and 2013, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred a loss from continuing operations of $5,250,272 for the year ended December 31, 2014 and had negative working capital of $176,801 and an accumulated deficit of $31,002,413 at December 31, 2014. Additionally, the Company is dependent on obtaining additional debt and/or equity financing to roll-out and scale its planned principal business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to these matters consist principally of seeking additional debt and/or equity financing combined with expected cash flows from current oil and gas assets held and additional oil and gas assets that it may acquire. There can be no assurance that the Company’s efforts will be successful. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 - OIL AND GAS PROPERTIES AND EQUIPMENT

The amount of capitalized costs related to oil and gas property and the amount of related accumulated depletion, depreciation, and amortization are as follows:

	December 31,
	2014	2013
Proved leasehold costs	$2,028,621	$1,131,003
Costs of wells and development	1,749,041	406,897
Capitalized asset retirement costs	171,017	181,001
Total proved oil and gas properties	3,948,679	1,718,901
Accumulated depletion, depreciation, and amortization	(308,763)	(239,478)
Net capitalized proved oil and gas properties	3,639,916	1,479,423
Unproven property	—	—
Total oil and gas properties	$3,639,916	$1,479,423

The Company recorded depletion expense of oil and gas properties of $69,285 and $73,442 during the years ended December 31, 2014 and 2013, respectively.

Rig Purchase

During the year ended December 31, 2014, the Company purchased a drilling rig at a purchase price of $465,000, for both its own use and to provide potential additional revenue sources to the Company. This asset purchase was financed through a down payment of $150,000, and a note payable of $315,000, at 6%, per annum, with monthly payments of $18,343, including principal and interest, through April 2016. The useful life of the rig is expected to be seven years. During the year ended December 31, 2014, the Company recorded $11,625 of depreciation on the rig. The net book value at December 31, 2014 was $453,375.

2014 Property Sales and Acquisitions

During the year ended December 31, 2014, the Company acquired the Landers and Volunteer leases from New Western Energy Corporation (“NWTR”). The Company entered into a Loan Release Agreement with NWTR, in which (i) NWTR assigned and transferred to Legend, all of its right, title, and interest in the assumed leases and (ii) Legend assumed a debenture and released NWTR from any further obligations or payments relating to the debenture, which, upon assumption, had a balance of $1,040,000, due and payable as of April 2016 (subsequently amended see Note 8).

During the year ended December 31, 2014, the Company incurred development costs of $1,749,041 related to the completion of the Piqua, McCune, Landers, and Volunteer wells.

2013 Property Sales and Acquisitions

On November 28, 2013, the Company acquired oil and gas producing assets located near McCune, Kansas. The net assets acquired had a fair value of $363,621 on the acquisition date and consisted of proven property. The consideration transferred was $363,621, resulting in no goodwill or bargain purchase gain. The consideration consisted of $250,000 in cash and 2,272,728 shares of restricted common stock with a fair value of $113,621. The fair value of the common stock on the date transferred was determined on the basis of the closing market price of the Company’s common shares on the acquisition date. The results of the acquisition are included in the accompanying consolidated financial statements since the date of purchase.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The following table reconciles the value of the asset retirement obligation for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Opening balance, January 1	$196,767	$114,402
Liabilities incurred	21,644	72,600
Liabilities settled	—	—
Accretion expense	15,803	9,765
Revisions	(31,628)	—
Ending balance, December 31	$202,586	$196,767

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, the Company was billed approximately $162,000 of investment banking fees by North Point Energy Partners, which our CEO is an owner. As of December 31, 2014, we owe North Point Energy Partners and our CEO approximately $577,000, for unpaid compensation and investment banking fees.

NOTE 7 – NOTE PAYABLE TO BANK

Under a series of agreements with the Bank of Canada (the “Bank”), as of December 31, 2013, Legend Canada had a revolving credit facility with a maximum borrowing base of $2,018,951. Outstanding principal under the loan bears interest at a rate equal to the Bank’s prime rate of interest (currently 3%) plus 1%. The Company is obligated to pay a monthly fee of 0.25% of any undrawn portion of the credit facility. The borrowings under the credit facility are payable upon demand at any time. Borrowings under the agreements are collateralized by a Fixed and Floating Charge Demand Debenture (the “Debenture”) to the Bank in the face amount of CAD$25 million approximately (US $33 million), to secure payment of all debts and liabilities owed by Legend Canada to the Bank. The interest rate on amounts drawn under the Debenture, as well as interest that is past due, is the prime rate, plus 7% per annum. As further collateral, Legend Canada also executed an Assignment of Book Debts on October 19, 2011, that grants, transfers and assigns to the Bank a continuing and specific security interest in specific collateral of Legend Canada, including all debts, proceeds, accounts, claims, money and chooses in action which currently or in the future are owing to Legend Canada. On August 22, 2013, the Company entered into a Forbearance agreement with the Bank, which conveyed the Bank additional control over the assets of Legend Canada, increased the interest payments to prime rate of interest plus 4%, and indicated through sale of assets or other means full repayment of the existing credit facility in full by November 29, 2013. In the year ended December 31, 2014, the Bank agreed to enter into a Forbearance agreement due to the contemplated merger with NWTR. At December 31, 2013, the Company had closed a series of asset sales in efforts to work with the Bank to meet the terms of the Forbearance agreement as of the end of the year December 31, 2013. At December 31, 2013, CA$2,018,951 (US $2.7 million) was outstanding.

On April 25, 2014, the Company received a Notice of Intention to Enforce Security from the Bank. Under the notice, the Bank stated that it intended to enforce its rights against Legend Canada under the CA$6,000,000 (US $8.35 million)Acknowledgement of Debt Revolving Demand Credit Agreement, dated August 15, 2011; the General Assignment of Book Debts, dated October 19, 2011; the CAD$25,000,000 (US $33 million) Fixed and Floating Charge Demand Debenture; the Pledge Agreement dated October 19, 2011; and the Negative Pledge and Undertaking dated October 19, 2011. The bridge demand loan that was in place in prior periods was retired in July 2013.

During the quarter ended September 30, 2014, we placed our wholly owned subsidiary, Legend Canada, into the Canadian bankruptcy system. The bankruptcy estate of Legend Canada owned oil and gas properties in Western Canada (Berwyn, Medicine River, Boundary Lake, and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia). Legend Canada was placed under the control of KPMG Inc., as Trustee, in the bankruptcy proceedings. We have written off all assets and liabilities of Legend Canada, resulting in income from discontinued operations at the parent level of Legend Oil and Gas, Ltd. as it no longer controls, nor has responsibility for any operations or asset dispositions of Legend Canada. In August 2014, the Company and Bank executed a Mutual Release and Discharge in consideration for $250,000 and the note was fully retired. See further discussion in Note 12.

NOTE 8 – NOTES PAYABLE

NWTR

On January 23, 2014, the Company entered into an Agreement and Plan of Merger with NWTR. On April 1, 2014, the Company issued a note payable for cash proceeds of $75,000 to NWTR. The significant terms of the agreement were that if the planned merger was terminated, or the merger did not occur by December 31, 2014, the Company was obligated to repay the $75,000 within 60 days of such termination, or on February 28, 2015, whichever came first. There was no interest due and payable on this note.

In May 2014, the merger was terminated by mutual consent. As a result, the Company became obligated to repay the $75,000 to NWTR. During the year ended December 31, 2014, the Company repaid $10,000 of this amount, and had a balance of $65,000 outstanding as of December 31, 2014.

On January 6, 2015, the Company and NWTR entered into a settlement agreement whereby the Company agreed to repay NWTR $10,000 on or before January 7, 2015, with the remainder payable commencing February 15, 2015, in five (5) monthly installments of $9,168. This note has no interest provision.

RIG PURCHASE AGREEMENT

The Company purchased a drilling rig at a purchase price of $465,000. This asset purchase was financed through a down payment of $150,000, and a note payable of $315,000, at 6%, per annum, with monthly payments of $18,343, including principal and interest, through April 2016. The balance due on this note is $281,380 at December 31, 2014.

COMMUNITY TRUST BANK

In October 2014, the Company entered into an agreement with Community Trust Bank, for a loan in the amount of $85,100 at 2.4% per annum with regular monthly payments of $1,508 of principal and interest through September 2015 and one balloon payment of $70,400 in October 2015. This note is secured by a certificate of deposit in the amount of $85,000 currently classified as restricted cash.

NOTE 9 – CONVERTIBLE DEBT

JMJ Capital

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

During the year ended December 31, 2014, the Company borrowed an additional $30,000 from JMJ under the above note payable agreement. The Company received net proceeds of $26,500.

During the year ended December 31, 2014, JMJ converted $100,000 of the outstanding principal and $7,520 in accrued interest into 20,755,608 shares of the Company’s common stock. The Company also paid $12,500 of the outstanding principal balance. As of December 31, 2014, the balance on the JMJ note payable was $0.

Hillair Capital Investments

On July 10, 2013, the Company received $900,000 in net proceeds from issuing an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair Capital Investments L.P. (“Hillair”) in the amount of $1,008,000, initially convertible at a rate of $0.0561, and payable on or before December 1, 2014. On November 22, 2013, the Company received $550,000 in net proceeds from issuing an 8% Original Issue Discount Senior Secured Convertible debenture to Hillair in the amount of $616,000, initially convertible at a rate of $0.0561, and payable on or before December 1, 2014. The July 10, 2013 debenture is secured by the property in Woodson County, Kansas, while the November 22, 2013 debenture is secured by the McCune property in Crawford County, Kansas. The July 10, 2013 debenture was convertible into 17,967,914 shares of common stock at the date of issuance. The November 22, 2013 debenture was convertible into 10,980,392 shares of common stock at the date of issuance.

In conjunction with the July 10, 2013 transaction, the Company issued 3,000,000 shares of common stock with a fair value of approximately $150,000 to Hillair as consideration for executing the agreement in advance of the Bank waiving certain security agreements on select assets. In connection with each of the debentures, the Company issued warrants to purchase shares of common stock with a term of 5 years and an exercise price of $0.0673, subject to further adjustments. The number of warrants issued in connection with the July 10, 2013 debenture was 19,764,706 and the number of warrants issued in connection with the November 22, 2013 debenture was 10,098,361. The Company recorded a discount to the notes of $1,372,742 for the original issue discount and beneficial conversion feature.

The Company accounts for warrants and conversion features as either equity instruments or derivative liabilities depending on the specific terms of the agreements. Conversion features and warrants are accounted for as derivative financial instruments if they contain down-round protection, which preclude them from being considered indexed to the Company’s stock. The conversion feature and the warrants issued to Hillair, in the July 10, 2013 and November 22, 2013 debentures, contained such down-round protection, and were bifurcated from the host debt contract and recorded at fair value. The embedded features were subsequently adjusted to fair value at each reporting date, with the corresponding adjustment reflected as non-operating unrealized income or loss in the consolidated statement of operations.

On May 1, 2014, the Company received a default notice from Hillair, for failure to make its principal payments by the required dates in the debentures.

On May 29, 2014, the Company restructured the defaulted debt with Hillair whereby it amended the two 8% Original Issue Discount Senior Secured Convertible Debentures to Hillair (the “Amended Debentures”) The Amended Debentures carry an 8% interest rate per annum and are convertible into the Company’s common stock at an exercise price of $0.01 per share, subject to anti-dilution provisions. The Amended Debentures are payable on or before August 1, 2016. The Amended Debentures increased the face value of the amounts owed from $1,624,000 to $1,720,283. The increase was related to the outstanding accrued interest on the original debentures of $96,283.

Also on May 29, 2014, The Company and Hillair entered into an additional debenture (the “Additional Debentures”), whereby the Company received $335,758 in net proceeds and issued a new debenture with a face value of $448,000. The debenture carries an 8% interest rate per annum and is convertible into the Company’s common stock at an exercise price of $0.01 per share, subject to anti-dilution provisions. The Additional Debenture is payable on or before August 1, 2016.

In conjunction with the Amended Debentures and the Additional Debenture, the Company entered into a Securities Purchase Agreement (“SPA”) with Hillair to replace the existing warrants held by Hillair, for new common stock purchase warrants (the “Amended Warrants”) to purchase 200,979,441 shares of common stock and issued warrants with the additional debenture (the “Additional Warrants”) to purchase 117,600,000 shares of common stock. All of the warrants have an exercise price equal to $0.01, subject to anti-dilution provisions therein, and a 5 year term.

The Company analyzed the fair value of the Amended Debentures and Amended Warrants as compared to the debentures and warrants originally issued, and noted a change of greater than 10% in fair value, resulting in an extinguishment of the debt. The Company recorded a loss on extinguishment of $1,881,015.

The Company determined that the adjustments to the exercise price of the Amended Debentures and Amended Warrants contained ratchet provisions that were not indexed to the Company’s stock and, accordingly, recorded a derivative liability for each instrument. The fair value of the embedded derivatives on the date of issuance was $1,338,487 and $1,912,920 for the Amended Debentures and Amended Warrants, respectively. The Company recorded $1,720,283 as a debt discount for the full face value of the debt and the remaining amount was included in the loss on extinguishment of debt.

The Company determined that the adjustments to the exercise price of the Additional Debenture and Additional Warrants contained ratchet provisions that were not indexed to the Company’s stock and accordingly recorded a derivative liability. The fair value of the embedded derivatives on the date of issuance was $348,572 and $1,144,061 for the Additional Debenture and Additional Warrants, respectively. The Company recorded $335,758 as a debt discount for the remaining face value of the debt and recorded $1,156,875 as interest expense.

Hillair and the Company have also entered into a forbearance agreement, on May 29, 2014, whereby Hillair shall refrain and forebear from exercising its rights and remedies to foreclose on the Company’s assets, afforded under the July and November 2013 Agreements.

On June 23, 2014 , the Company issued an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair in the aggregate amount of $364,000 payable on April 1, 2016. After taking into account the original issue discount and legal fees of $39,000 reimbursed to Hillair, the net proceeds received by the Company was $325,000. The debenture carries an 8% interest rate per annum, and is convertible into the Company’s Common Stock at an exercise price of $0.01 per share subject to anti-dilution provisions.

On August 1, 2014, the Company issued 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair in the aggregate amount of $364,000 payable on April 1, 2016. After taking into account the original issue discount and legal fees of $39,000 reimbursed to Hillair, the net proceeds received by the Company was $325,000. The debenture carries an 8% interest rate per annum, and is convertible into the Company’s Common Stock at an exercise price of $0.01 per share subject to anti-dilution provisions.

The Company determined that the adjustments to the exercise price of the June 2014 and August 2014 debentures contained ratchet provisions that were not indexed to the Company’s stock and accordingly recorded a derivative liability for each instrument. The fair value of the embedded derivatives on the dates of issuance were $233,158 and $934,366, respectively. The fair value of the derivative on the June 2014 debenture was recorded as a debt discount. The Company recorded $325,000 as additional debt discount for the August debenture and recorded the remaining fair value of $609,366 as interest expense.

On September 4, 2014, the Company entered into a Debenture Purchase Agreement with Hillair whereby Legend assumed an 8% Original Issue Discount Senior, Secured Convertible Debenture in the original principal amount of $1,232,000, as originally executed on November 6, 2013 by NWTR. In accordance with the debenture, NWTR executed Financing Statements and Mortgages to Hillair covering certain NWTR oil and gas properties (the “Secured Properties”), which also included the right, title and interest in certain oil and gas leases known as the Lander Lease and Volunteer Unit (the “Assumed Leases”). Simultaneous with the execution of the Debenture Purchase Agreement, the Company entered into a Loan Release Agreement with NWTR (the “Agreement”), in which (i) NWTR assigned and transferred to Legend, all of its right, title, and interest in the Assumed Leases and (ii) Legend assumed the Debenture and released NWTR from any further obligations or payments relating to the Debenture, which, upon assumption, had a balance of $1,040,000, due and payable in April 2016.

In connection with the above assumption of debt, on September 4, 2014, the Company entered into an eighteen month debenture, with similar terms to the assumed debenture, in the principal amount of $500,000 with Hillair, with the Company receiving $460,000 in net proceeds after original issue discount. The debenture carries a 10% interest rate per annum, and is convertible into the Company’s Common Stock at an exercise price of $0.01 per share subject to anti-dilution provisions.

The Company determined that the adjustments to the exercise price of the September 4, 2014 debenture contained a ratchet provision that was not indexed to the Company’s stock. Accordingly, the Company recorded a derivative liability. The fair value of the embedded derivative on the date of issuance was $399,970 which was recorded as a debt discount.

On September 29, 2014, the Company issued an 8% Original Issue Discount Senior Secured Convertible Debenture to Hillair in the aggregate amount of $1,556,800 payable (a) $389,200 on or before October 1, 2015, (b) $389,200 on or before January 1, 2016, and (c) $778,400 on or before April 1, 2016, plus at each periodic redemption date, all accrued but unpaid interest or other amounts owing on each such date. After taking into account the original issue discount and legal fees of $256,800 reimbursed to Hillair, the net proceeds received by the Company were $1,300,000.

In conjunction with the debenture and in consideration of Hillair’s entering into this agreement with the Company, the Company entered into an SPA with Hillair for a common stock purchase warrant to purchase up to 155,680,000 shares of common stock with an exercise price equal to $0.01, subject to anti-dilution provisions.

The Company determined that the adjustments to the exercise price of the debt and warrants were not indexed to the Company’s stock and, accordingly, recorded a derivative liability. The fair value of the embedded derivatives in the debt and new warrants on the date of issuance was $1,248,527 and $1,443,565, respectively. The Company recorded $1,300,000 as a debt discount for the remaining face value of the debt and recorded $1,392,092 as interest expense.

The Company agreed to prepare and file a mortgage, security agreement and financing statement in Kansas granting a lien in certain oil and gas mining leases and leasehold estates and any other applicable property of the Company in Kansas to secure the obligations of the Company to the Purchasers evidenced by the debenture.

On November 13, 2014, the Company and Hillair entered into a debt and warrant restructuring agreement. All of the existing debt outstanding and accrued interest owed to Hillair was restructured and consolidated into one new debenture (the “Restructured Debenture”). The Restructured Debenture has a face value of $6,060,000, with an original issue discount of $60,000, carries an interest rate of 8.5% per annum and is due and payable in one payment on March 1, 2016. Further, in exchange for warrants to purchase and aggregate of 474,258,441 shares of the Company’s common stock currently held by Hillair; Hillair agreed to purchase 600 shares of convertible perpetual preferred stock with at a price of $1,000 per share, for a total amount of $600,000 in cash proceeds. This convertible, perpetual preferred stock has a 0% dividend rate. The shares of preferred stock are convertible into 600 million shares of the Company¹s common stock at $0.001 per share, and has a non-dilution provision, that the Company determined was a derivative liability with a fair value of $2,324,184 on the date of issuance.

The Company analyzed the above transaction and noted that the conversion features of the debentures was eliminated resulting in extinguishment accounting. The Company compared the carrying value of the convertible debentures, accrued interest, and fair value of the warrants to the fair value of the Restructured Debenture, the $600,000 in cash proceeds received and the fair value of the convertible perpetual preferred stock. As a result, the Company recorded a loss on extinguishment of $3,124,722.

During the year ended December 31, 2014 and 2013, the Company recorded $1,267,867 and $617,195 respectively, in interest expense related to the amortization of debt discounts on the Company’s outstanding debt.

NOTE 10 – EMBEDDED DERIVATIVE LIABILITIES

The following table is a reconciliation of embedded derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

Embedded Derivative Liabilities
Balance as of December 31, 2012	—
Fair value of warrants issued	1,372,742
Change in fair value	(211,458)
Balance as of December 31, 2013	$1,161,284
Fair value of warrants issued	4,500,546
Fair value of debt issued	4,503,080
Fair value of Series A Convertible Preferred Stock issued	2,324,184
Dispositions at fair value	(3.392,105)
Changes in fair value	(7,968,322)
Balance as of December 31, 2014	$1,128,667

The Company valued the embedded derivative liabilities using a Black-Scholes model. A summary of quantitative information with respect to valuation methodology, estimated using a Black-Scholes model, and significant unobservable inputs used for the Company’s embedded derivative liabilities for the year ended December 31, 2014 is as follows:

Expected dividend yield	—
Strike price	$0.001 – 0.01
Expected stock price volatility	196.27 - 218.76%
Risk-free interest rate	1.52 - 1.78%
Expected term (in years)	4 - 5 years

In the year ended December 31, 2013, the Company valued the embedded derivative liabilities using a lattice model using Level 3 inputs. The lattice model was selected because this technique embodies all of the types of inputs that the Company expect market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements. A summary of quantitative information with respect to valuation methodology, estimated using a lattice model, and significant unobservable inputs used for the Company’s embedded derivative liabilities for the year ended December 31, 2013 is as follows:

Expected dividend yield	—
Strike price	$0.04
Expected stock price volatility	100.0%
Risk-free interest rate	0.13%
Expected term (in years)	0.92 years

NOTE 11 – STOCKHOLDERS’ DEFICIT

On July 25, 2014, the Company obtained stockholder approval to amend the Company’s Articles of Incorporation to effect an increase in the amount of authorized shares of from 500,000,000 to 1,100,000,000. The Company increased the number of authorized shares of common stock from 400 million shares, with a par value of $0.001, to 1 billion shares, with a par value of $0.001 and 100 million shares are designated as blank check preferred stock.

On November 3, 2014, the Company’s board of directors amended the Company’s Articles of Incorporation to designate 600 shares of Series A Convertible Preferred Stock with a par value of $0.001 and convertible into shares of the Company’s common stock at a rate of 1 share of Series A Convertible Preferred Stock for 1,000 shares of common stock at the holder’s option.

Issuance of Common Stock

2014 Issuances

During the year ended December 31, 2014, the Company issued 21,976,406 shares of common stock for the conversion of $107,520 of convertible debt held by JMJ and $51,477 of interest for notes held by Hillair Capital Investments, resulting in a loss on extinguishment of $8,220.

The Company also issued 56,263,333 shares of common stock to various employees and directors. The value of the stock ranged from $0.01 - $0.07 per share based on the market value on the date of grant, with an aggregate value of $811,303.

2013 Issuances

In 2012, under an asset purchase agreement, we granted Wi2Wi a “put” option to require us to redeem the Common Shares if we fail to obtain listing for our Common Shares on the NYSE, Amex, NASDAQ, or any other stock market more senior than the OTCBB on or before March 31, 2012. The redemption price is $2.00 per share payable in cash. This put option existed on the original 3,552,516 common shares, of which Wi2Wi has disposed of 1,020,300 shares, as well as the 21,350,247 shares of common stock issued to Wi2Wi on May 17, 2012.

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

In July 2013, we issued 3,000,000 shares of common stock with a fair value of $240,000 to Hillair in connection with issuing the Senior Secured Convertible Debenture. The 3,000,000 shares of common stock were issued as consideration for Hillair executing the agreement in advance of the Bank’s waiver of certain security agreements. The Company also issued 1,500,000 shares of common stock with a fair value of $105,000 in exchange for services rendered related to the Hillair financing. The fair value of the common stock was determined from the closing price of the share on the dates transferred.

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

Convertible Preferred Stock

In exchange for the 474,258,441 warrants to purchase shares of the Company’s common stock held by Hillair; Hillair purchased 600 shares of convertible perpetual preferred stock, for a total amount of $600,000 in cash proceeds. This convertible, perpetual preferred stock has a 0% dividend rate. The shares of preferred stock are convertible into 600 million shares of the Company¹s common stock at $0.001 per share, and has a non-dilution provision.

Warrants

Warrant activity during the year ended December 31, 2014 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2014	32,713,067	$0.21	4.3
Granted	474,258,441	$0.01	5.0
Exercised	—	$0.00	—
Forfeited and cancelled	(506,971,508)	$0.01	5.0

Outstanding at December 31, 2014	—	$—	—

Exercisable at December 31, 2014	—	$—	—

Warrant activity during the year ended December 31, 2013 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2013	4,150,000	$1.36	1.3
Granted	29,863,067	$0.07	5.0
Exercised	—	$—	—
Forfeited and cancelled	(1,300,000)	$0.50	—

Outstanding at December 31, 2013	32,713,067	$0.21	4.3

Exercisable at December 31, 2013	32,713,067	$0.21	4.3

The intrinsic value of outstanding and exercisable warrants at December 31, 2014 and 2013 was $0 and $0, respectively.

2014 Warrant Activity

During the year ended December 31, 2014, the Company issued to Hillair an aggregate of 474,258,441 warrants to purchase shares of the Company’s common stock. The warrants have an exercise price of $0.01 per share and a term of 5 years. The fair value of these warrants using the Black-Scholes model was $4,500,546. These warrants were issued in conjunction with various debentures to Hillair. Accordingly, the Company recorded $3,020,283 in debt discounts against the debentures and $1,480,263 as interest expense on the dates of issuance. Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) a discount rate 1.78%, (2) expected term of 5 years, (3) expected volatility between 196.27 - 201.35% and (4) zero expected dividends.

During the year ended December 31, 2014, 2,850,000 warrants outstanding expired unexercised.

In November 2014, as part of the Restructuring Agreement, Hillair agreed to cancel 474,258,441 warrants to purchase shares of the Company’s stock. See Note 9. As a result of this cancellation, the Company had no warrants outstanding as of December 31, 2014.

2013 Warrant Activity

During the year ended December 31, 2013, the Company issued to Hillair 29,863,067 warrants to purchase shares of the Company’s common stock. The warrants had an exercise price of $0.0673 per share and a term of 5 years. The fair value of the warrants was $1,372,742 which was recorded as debt discount against the debentures issued to Hillair in the year ended December 31, 2013. These warrants were cancelled in as part of the May 29, 2014 amendment to the convertible debentures held by Hillair. See footnote 9.

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

A summary of stock option activity is as follows:

Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2014	600,000	$0.07
Options granted	—	$—
Options cancelled	(600,000)	$0.07
Balance at December 31, 2014	—	$—
Exercisable, December 31, 2014	—	$—
Vested and expected to vest	—	$—

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2013	2,800,000	$1.58
Options granted	600,000	$0.07
Options cancelled	(2,800,000)	$1.58
Balance at December 31, 2013	600,000	$0.07
Exercisable, December 31, 2013	200,000	$0.07
Vested and expected to vest	600,000	$0.07

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

The following weighted-average assumptions were used in determining the fair value of stock options using the Black-Scholes option pricing model:

	Year Ended December 31,
	2014	2013
Expected dividend yield	—	—
Expected stock price volatility	217.7%	98.2%
Risk-free interest rate	1.8%	2.5%
Expected term (in years)	5 years	10 years
Weighted-average grant date fair-value	$—	$0.07

NOTE 12 – DISCONTINUED OPERATIONS

On April 25, 2014, the Company received a Notice of Intention to Enforce Security from the Bank. Under the notice, the Bank stated that it intended to enforce its rights against Legend Canada under the CAD$6,000,000 (US $8.36 million) Acknowledgement of Debt Revolving Demand Credit Agreement, dated August 15, 2011; the General Assignment of Book Debts, dated October 19, 2011; the CA$25,000,000 (US $33.2 million) Fixed and Floating Charge Demand Debenture; the Pledge Agreement dated October 19, 2011; and the Negative Pledge and Undertaking dated October 19, 2011. On April 28, 2014 the Company received a Notice of Intention to Enforce Security from the Bank. Under the Company Notice, the Bank states that it intends to enforce its rights against the Company under the Letter of Guarantee, dated May 11, 2012; the General Security Agreement dated May 11, 2012; the Securities Pledge Agreement; the Subordination Agreement dated July 10, 2013; and the Set-off and Security Agreement dated July 10, 2013. The bank claims the Company is in default under the Legend Canada Security and the Company Security agreements. The Bank demanded payment in full of all amounts owing under the Legend Canada Security Agreements and the Company Security Agreements. The Bank claimed that the total amount due was $1,657,385 plus accrued interest, costs, expenses and fees including, without limitation, attorney’s fees.

On May 9, 2014, the Bank was granted a Consent Receivership Order in Canada, whereby the Bank appointed a receiver to take all legally appropriate means to recover the amounts Legend Canada defaulted on, including the managing of its assets, potential sales of its assets and other strategic measures to appropriately remediate the amounts due the Bank.

In August 2014, the Company and Bank signed a Mutual Release and Discharge. The Company paid the Bank $250,000 and obtained a release which, among other things, stipulated that the Bank immediately release the guaranty of the Bank’s debt by Legend US, and the Uniform Commercial Code (“UCC”) filing placed by the Bank on Legend US (the parent company guarantee). All such releases were obtained as of December 31, 2014.

The amounts of net assets and liabilities related to the discontinued operations of Legend Canada are as follows:

	December 31, 2014	December 31, 2013
Assets:
Receivables	$—	$274,353
Prepaid expenses	57,531	56,314
Oil and gas property – subject to amortization	1,033,874	1,013,905
Oil and gas property – not subject to amortization	773,993	1,224,311
Total assets	$1,865,398	$2,568,883

Liabilities:
Accounts payable	$(1,367,580)	$(1,412,108)
Short-term debt	(2,018,951)	(2,018,951)
Asset retirement obligation	(1,356,322)	(1,336,354)
Total liabilities	$(4,742,853)	$(4,767,413)

Equity:
Accumulated other comprehensive income	$(17,188)	$(17,188)

Income (loss) from discontinued operations	$2,894,643	$(9,220,217)

The amounts of income and expenses related to the discontinued operations of Legend Canada are as follows:

	Years ended
	December 31, 2014	December 31 , 2013
Oil and gas revenue	$—	$1,592,600

Cost and Expenses:
General and Administrative		1,204,739
Production expenses	—	1,250,077
Depletion, depreciation, and amortization	—	216,525
Impairment on oil and gas assets	—	7,916,993
Accretion on asset retirement obligation		53,103
Total costs and expenses	—	10,641,437
Operating loss	—	(9,048,837)

Other Expenses:
Interest expense	—	171,380
Loss from discontinued operations	$—	$(9,220,217)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a month-to-month basis, with monthly rental payments due of approximately $1,500.

The Company is not aware of any pending or threatened legal proceedings, nor is the Company aware of any pending or threatened legal proceedings, effecting any current officer, director or control shareholder, or their affiliates.

As part of its regular operations, the Company may become party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its’ commercial operations, products, employees and other matters. Although the Company can give no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on the Company’s financial condition or results of operations.

The Company owes approximately $13,266 in property taxes, penalties, and interest to the state of North Dakota from operations during the year 2012. We entered into a payment plan with the state of North Dakota whereby we pay them $500 per month until the above balance is fully repaid.

NOTE 14 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax asset as of December 31, 2014 and 2013 are as follows:

	2014	2013
Net operating loss carryforwards	$5,539,128	$4,567,466
Oil and gas property	(1,007,171)	(510,171)
Asset retirement obligation	406,520	400,989
Total deferred tax asset	4,938,477	4,458,284
Less valuation allowance	(4,938,477)	(4,458,284)
Net deferred tax asset	$—	$—

The items accounting for the difference between income taxes computed at the statutory rates and the provisions for income taxes are as follows for the years ended December 31, 2014 and 2013:

	2014	2013
Net loss	$2,261,383	$(12,331,356)
Tax rate	35%	27.54%
Tax benefit at statutory rate	(971,484)	(3,395,411)
Stock-based compensation	283,956	499,118
Loss on debt conversion	1,754,885	—
Gain on discontinued operations	(1,013,125)	—
Gain on embedded derivatives	(2,788,913)	—
Timing differences in interest expense	141,331	—
Other	1,009	—
Change in valuation allowance and other	2,592,341	2,896,293
Provision for income taxes	$—	$—

The Company established a valuation allowance for the full amount of the net deferred tax asset as management currently does not believe that it is more likely than not that these assets will be recovered in the foreseeable future. The increase in the valuation allowance was $480,193 for 2014 and $677,787 for 2013. The net operating loss at December 31, 2014 is approximately $20  million, and fully expires in 2034.

NOTE 15 – SUBSEQUENT EVENTS

On January 8, 2015, the Company purchased oil and gas properties located in Rogers County Oklahoma for $99,735.

On January 13, 2015, the Company sold its McCune Lease for cash proceeds of $175,000.

On January 21, 2015, the Company entered into a note agreement with Hillair Capital Investments for $400,000. The note is payable on March 1, 2016 and bears an 8.5% interest rate. The Company received $360,000 of cash proceeds from this note.

On March 31, 2015, the Company sold its Piqua leases for cash proceeds of approximately $1.5 million, which were immediately disbursed to Hillair as both repayment of a portion of the November 13, 2014 debenture and accrued interest to date.

NOTE 16 – SUPPLEMENTAL OIL AND GAS INFORMATION (unaudited)

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

Capitalized Costs relating to Oil and Gas Producing Activities

Capitalized costs relating to oil and gas producing activities are as follows:

	Canada	United States	Total
December 31, 2014:
Proved	$—	$3,948,679	$3,948,679
Unproven	—	—	—
Total capitalized costs	—	3,948,679	3,948,679
Accumulated depreciation, depletion, amortization, and impairment	—	(309,763)	(309,763)
Net capitalized costs	$—	$3,638,916	$3,638,916

December 31, 2013:
Proved	$12,883,154	$1,718,901	$14,602,055
Unproven	1,224,311	—	1,224,311
Total capitalized costs	14,107,465	1,718,901	15,826,366
Accumulated depreciation, depletion, amortization, and impairment	(11,869,249)	(239,478)	(12,108,727)
Net capitalized costs	$2,238,216	$1,479,423	$3,717,639

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Cost incurred in oil and gas property acquisition and development activities are as follows:

	Canada	United States	Total
Year Ended December 31, 2014:
Acquisition of properties:
Proved	$—	$1,040,000	$1,040,000
Unproved	—	—	—
Exploration costs	—	—	—
Development costs	—	1,199,762	1,199,762
Total acquisition and development costs	$—	$2,239,762	$2,239,762

Year Ended December 31, 2013:
Acquisition of properties:
Proved	$—	$363,616	$363,616
Unproved	—	—	—
Exploration costs	—	179,601	179,601
Development costs	387,098	110,000	497,098
Total acquisition and development costs	$387,098	$653,217	$1,040,315

Results of Operations for Oil and Gas Producing Activities

The following table shows the results from operations for the periods ended December 31, 2014 and 2013:

	Canada	United States	Total
Year Ended December 31, 2014:
Revenue	$—	$691,593	$691,593
Production expenses	—	443,413	443,413
Depletion, depreciation, and amortization	—	69,284	69,284
Accretion	—	15,803	15,803
Results of activities	$—	$163,093	$163,093

Year Ended December 31, 2013:
Revenue	$1,592,600	$416,536	$2,009,136
Production expenses	1,250,076	208,886	1,458,962
Depletion, depreciation, and amortization	216,525	73,442	289,967
Accretion	53,103	9,765	62,868
Impairment of oil and gas properties	7,916,993	—	7,916,993
Results of activities	$(7,844,097)	$124,443	$(7,719,654)

Oil and Gas Reserves

	Canada			United States	Total
	Oil (MBbls)	Gas (Mmcf)	NGL (MBbls)	Oil (MBbls)	Oil (MBbls)	Gas (Mmcf)	NGL (Bbls)	Total (MBoe)
Proved reserves at December 31, 2013	38.5	1,068.8	3.5	107.1	145.6	1,068.8	3.5	327.2
Production	—	—	—	(8.8)	(8.8)	—	—	(8.8)
Purchases/sales of reserves	(38.5)	(1,068.8)	(3.5)	231.7	193.2	(1,068.8)	(3.5)	11.6
Revisions of previous estimates	—	—	—	115.7	115.7	—	—	115.7
Proved reserves at December 31, 2014	—	—	—	445.7	445.7	—	—	445.7

	Canada			United States	Total
	Oil (MBbls)	Gas (Mmcf)	NGL (MBbls)	Oil (MBbls)	Oil (MBbls)	Gas (Mmcf)	NGL (Bbls)	Total (MBoe)
PROVED DEVELOPED RESERVES:
December 31, 2013	38.5	1068.8	3.5	62.0	100.5	1068.8	3.5	282.1
December 31, 2014	—	—	—	201.1	201.1	—	—	201.1

PROVED UNDEVELOPED RESERVES:
December 31, 2013	—	—	—	45.1	45.1	—	—	45.1
December 31, 2014	—	—	—	244.6	244.6	—	—	244.6

TOTAL PROVED:
December 31, 2013	38.5	1068.8	3.5	107.1	145.6	1068.8	3.5	327.2
December 31, 2014	—	—	—	445.7	445.7	—	—	445.7

Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth as of December 31, 2014 and 2013, the estimated future net cash flow from and Standardized Measure of Discounted Future Net Cash Flows (“Standardized Measure”) of our proved reserves, which were prepared in accordance with the rules and regulations of the SEC and the Financial Accounting Standards Board. Future net cash flow represents future gross cash flow from the production and sale of proved reserves, net of crude oil, natural gas and natural gas liquids production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs. The calculations used to produce the figures in this table are based on current cost and price factors at December 31, 2014 and 2013.

Standardized Measure relating to proved reserves:

	Canada	United States	Total
December 31, 2014 :
Future cash inflows	$—	$36,834,289	$36,834,289
Future production costs:	—	(12,626,533)	(12,626,533)
Future development costs	—	(790,000)	(790,000)
Future cash flows before income taxes	—	23,417,756	23,417,756
Future income taxes	—	(6,765,655)	(6,765,655)
Future net cash flows after income taxes	—	16,652,101	16,652,101
10% annual discount for estimated timing of cash flows	—	(7,853,123)	(7,853,123)
Standardized measure of discounted future net cash flows	$—	$8,798,979	$8,798,979

	Canada	United States	Total
December 31, 2013 :
Future cash inflows	$7,220,225	$8,462,956	$15,683,181
Future production costs:	4,376,440	4,007,285	8,383,725
Future development costs	61,376	900,000	961,376
Future cash flows before income taxes	2,782,409	3,555,671	6,338,080
Future income taxes	—	—	—
Future net cash flows after income taxes	2,782,409	3,555,671	6,338,080
10% annual discount for estimated timing of cash flows	(1,085,403)	(1,173,148)	(2,258,551)
Standardized measure of discounted future net cash flows	$1,697,006	$2,382,523	$4,079,529

 The following reconciles the change in the Standardized Measure for the year ended December 31, 2014:

	Canada	United States	Total
Beginning of year	$1,697,006	$2,382,523	$4,079,529

Changes from:
Purchases of proved reserves	—	3,852,496	3,852,496
Sales of producing properties	(1,697,006)	—	(1,697,006)
Extensions, discoveries and improved recovery, less related costs	—	—	—
Sales of natural gas, crude oil and natural gas liquids produced, net of production costs	—	(672,019)	(672,019)
Revision of quantity estimates	—	4,429,775	4,429,775
Accretion of discount	—	238,252	238,252
Change in income taxes	—	(1,564,005)	(1,564,005)
Changes in estimated future development costs	—	(1,039,047)	(1,039,047)
Development costs incurred that reduced future development costs	—	1,199,762	1,199,762
Change in sales and transfer prices, net of production costs	—	1,170,301	1,170,301
Changes in production rates (timing) and other	—	(1,199,059)	(1,199,059)
End of year	$—	$8,798,979	$8,798,979

The following reconciles the change in the Standardized Measure for the year ended December 31, 2013:

	Canada	United States	Total
Beginning of year	$4,281,028	$3,334,494	$7,615,522

Changes from:
Purchases of proved reserves	—	188,694	188,694
Sales of producing properties	(1,865,642)	—	(1,865,642)
Extensions, discoveries and improved recovery, less related costs	—	—	—
Sales of natural gas, crude oil and natural gas liquids produced, net of production costs	(342,523)	(207,651)	(550,174)
Revision of quantity estimates	—	—	—
Accretion of discount	—	—	—
Change in income taxes	—	—	—
Changes in estimated future development costs	(375,857)	420,000	44,143
Development costs incurred that reduced future development costs	—	179,000	179,000
Change in sales and transfer prices, net of production costs	—	—	—
Changes in production rates (timing) and other	—	(1,532,014)	(1,532,014)
End of year	$1,697,006	$2,382,523	$4,079,529

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

We fail to maintain adequate disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls include the lack of an accounting department and segregation of duties due to the Chief Financial Officer being the sole member of the accounting department.

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) as of December 31, 2014. Based on that evaluation, management has concluded that these disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d - 15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that our receipts and expenditures are made in accordance with management authorization; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2014. Such conclusion was reached based on the following material deficiencies noted by management:

a) We have a lack of segregation of duties due to the small size of the Company.

b) The Company did not maintain reasonable control over records underlying transactions necessary to permit preparation of the Company’s financial statements.

c) Lack of controls that provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposal of the Company’s assets that could have a material effect on the financial statements.

c) In approximately June 2014, the Company hired a Chief Restructuring Officer, now the Chief Executive Officer (CEO), as well as a new Chief Financial Officer (CFO). In their work with the Company since their commencing service, they identified multiple material weaknesses in internal control by prior management, and have been working to cure those deficiencies. The CEO and CFO expect that any material weaknesses in internal control will be mitigated by December 31, 2015.

Management expects to hire a Controller for the Company, as well as integrate the accounting staff of Maxxon, post-acquisition, which will significantly enhance internal control for the Company.

Changes in Internal Control Over Financial Reporting

In approximately June 2014, we hired a Chief Restructuring Officer (CRO) and an acting Chief Financial Officer (CFO) to evaluate the viability of the Company and to initiate changes to various business processes and internal controls to eliminate and/or mitigate material weaknesses. In October 2014, the Company promoted the CRO to the position of Chief Executive Officer, also assuming the position of Chairman of the Board. At the same time, the acting CFO was contracted as a permanent CFO, and commenced serving on the Board of Directors as the Company’s Secretary and Treasurer. We are currently continuing to evaluate and strengthen our internal control over financial reporting. We anticipate integrating a stronger accounting system as well as hiring a Controller to enhance segregation of duties.

Attestation Report of the Registered Public Accounting Firm

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

Directors and Executive Officers

As of March 30, 2015, our Board of Directors consists of three executive officers. The term of office of each director expires at the next annual meeting of our shareholders. Directors serve until their respective successors have been elected and qualified. Executive officers are appointed by and serve at the pleasure of the Board of Directors.

Set forth below is biographical information for each of our current directors.

Name	Age	Position	Director Tenure
Andrew Reckles	45	Chief Executive Officer Chairman of the Board	October 2014 – Current

Marshall Diamond-Goldberg	60	President and Director	September 2010 – Current

Warren Binderman	51	Chief Financial Officer Executive Vice President	October 2014 – Current
		Secretary and Treasurer, Director

Andrew S. Reckles

Andy Reckles is our Chairman and Chief Executive Officer. Andy has been responsible for structuring and funding more than 200 domestic & international transactions totaling in excess of $1.5 billion in closed deals. He has keen business acumen and experience in numerous disciplines, including biotechnology, staffing, retail, energy, medical device technology, defense and advertising. Andy has significant buy-side experience, which proves invaluable when negotiating on behalf of clients. He was the General Partner of a US-based hedge fund from 2001 until 2008; the fund’s mandate was primarily to provide senior and mezzanine credit facilities to growing companies across multiple disciplines. Andy’s fund was the top performing hedge fund in the world in 2003 according to HedgeWorld database.

Andy has served on several public and private company boards. Andy has both executive experience acting as CEO, President, and/or Chief Restructuring Officer as well as held board positions at numerous companies across multiple industries over his career. In fact, his expertise while serving on the board of Oxford Media, during its bankruptcy proceeding, was an instrumental component to that company being acquired out of bankruptcy. Andy was also instrumental in negotiating and closing Australia’s largest biotech licensing agreement on behalf of his client with Pfizer. He is a Certified Lean Six Sigma Green Belt holder and is currently pursuing his Six Sigma Black Belt. Andy is also a Chartered Hedge Fund Professional (“CHP”).

Warren S. Binderman

Warren is the Chief Financial Officer of Legend, and has served in that capacity since July 2014. He also serves on the Company’s Board and is the Secretary and Treasurer. He also serves as the managing member of the Binderman Group, LLC, a specialized accounting and business consulting firm performing services throughout the United States. Warren excels in servicing and communicating with clients as they move through the transaction process—from IPO, private equity deals, mergers and acquisitions, public shell transactions and reverse mergers, and other such ownership transitions. He is a skilled business partner who listens and is committed to helping Clients achieve their goals, ensuring that the transactions being considered are properly supported and meet the appropriate financial and strategic objectives. With deep knowledge and experience across industries, he works with clients to ensure that money makes sense for their business and life. Warren’s expertise includes investment due diligence, mergers and acquisitions, private placement reviews, and restructuring services. He has demonstrated experience in various industry sectors and has worked with many publicly held companies, financial institutions, and closely held companies. Due to his experience working with public and private sector entities, he has an excellent depth of knowledge in both sectors’ activities and transactions. Warren also has significant depth performing due diligence, consulting services, and audits of entities with complex structures. Before working with Legend and starting the Binderman Group, Warren served in various capacities with International accounting firms in the capacities of partner, director, manager and staff. He worked for Arthur Andersen LLP for nine years and KPMG LLP for over three years, as well as other national and international firms throughout his career. Warren received his Bachelor of Business Administration degree from the University of Maryland in 1990 and was a Magna Cum Laude graduate of The Smith Business School, with a major in Accounting. He is a member of the AICPA, and is a CPA in Georgia, and Maryland.

Marshall Diamond-Goldberg

Mr. Diamond-Goldberg has served as our President and a director since September 1, 2010. He also serves as Legend’s Chief Operating Officer, and served as President and a director of Legend Canada. Mr. Diamond-Goldberg is a professional geologist with over 30 years’ experience in the oil and gas sector. From August 2010 until his resignation on July 1, 2011, he held the position of director of Wi2Wi, Inc., formerly known as, International Sovereign Energy Corp., an oil and gas exploration and production company. Since 1997, Mr. Diamond-Goldberg has been the President of Marlin Consulting Corporation providing services to oil and gas companies. From July 2008 until April 2011, he served as President, a director and chairman of reserve reporting for JayHawk Energy Inc., a publicly traded oil and gas company. He was the President, co-founder and director of Manhattan Resources Ltd., a TSX listed and publicly traded junior oil and gas production and exploration company, between 1997 and 2001, and subsequently held the same post at Trend Energy Inc. and Strand Resources Ltd., both private oil and gas producers until their sales in May 2004 and in 2008, respectively. Mr. Diamond-Goldberg is a member of the American Societies of Professional Geologists, as well as the Association of Professional Engineers, Geologists and Geophysicists of Alberta. We believe Mr. Diamond-Goldberg is qualified to serve on our Board of Directors because of his extensive knowledge and experience in the oil and gas industry, and his prior service as an executive officer and director with other public companies.

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

We believe that all Reporting Persons complied with all applicable Section 16(a) filing requirements for fiscal year 2014, based solely on our review of the copies of such reports received or written communications from certain Reporting Persons

Code of Ethics

We have a Code of Ethics that applies to our three key executives and directors. A copy of the Code of Ethics is included as Exhibit 14.1 to this Report and is available on our corporate website at http://legendoilandgas.com in the section “About Legend.”

Audit Committee

As of December 31, 2014, our audit committee was not independent, and the Board of Directors served in the role of the audit committee. During 2015, we expect to engage an outside director that is a “financial expert” to serve as the Chair of the audit committee.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows all compensation awarded, earned by or paid to Mssrs. Andrew Reckles, Chairman of the Board and CEO, Marshall Diamond-Goldberg, President and COO, Warren S. Binderman, Executive VP, CFO and Secretary/Treasurer, James Vandeberg, former CFO and Secretary and Kyle Severson, former Chief Financial Officer (our “NEOs”) for each of the fiscal years ended December 31, 2014 and 2013:

Name and Principal Position	Year		Salary		Bonus	Option Awards		All Other Compensation			Total Compensation
Andrew Reckles Chief Executive Officer	2014		$163,000		$550,000	125250		$—			$713,000
Marshall Diamond-Goldberg	2014		$327,000,		$65,000	125250	$	,			$392,000
President and Chief Operating Officer	2013		$300,000		$—	$—		$15,000	(1)		$315,000
James Vandeberg (2)	2014		$51,500		$—	$—		$—			51,500
Secretary and Chief Financial Officer	2013		$60,000		$—	$—		$—		$
Kyle Severson (3)	2014	$		$—	$—	$—		$
Former Chief Financial Officer	2013		$180,000		$—	$—		$—			$180,000
Warren S. Binderman Chief Financial Officer	2014		$73,500		$38,000	$—		$—			$111,500

(1)	Represents tax gross-up payments paid to Mr. Diamond-Goldberg to cover applicable taxes as a Canadian citizen.
(2)	Effective May 1, 2012, Mr. Vandeberg’s compensation was decreased to $10,000 per month. Effective July 1, 2012, Mr. Vandeberg’s compensation was decreased to $5,000 per month. Mr. Vandeberg was appointed as CFO on April 11, 2013.
(3)	Mr. Severson stepped down as CFO on April 11, 2013.
(4)	Mr. Reckles compensation includes amounts paid ($50,000) and the balance accrued at December 31, 2014.

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

Narrative Disclosure to Summary Compensation Table

Outstanding Equity Awards at 2014 Fiscal Year-End

There are no outstanding equity awards outstanding at December 31, 2014.

Director Compensation

We paid and/or accrued a monthly fee of $5,000 per month to Mr. Reckles for his service as Chairman of the Board, commencing October 1, 2014.

2014 Stock Incentive Plan and the 2013 Stock Incentive Plan

On September 5, 2014, our Board of Directors adopted the Legend Oil and Gas, Ltd. 2014 Stock Incentive Plan, included in the Form S-8 filed on that date. This Stock Incentive Plan provides for the grant of options (“Options”) to purchase Common Shares, and stock awards (“Awards”) consisting of Common Shares, to eligible participants, including our directors, executive officers, employees and consultants. The terms and conditions of the 2014 Stock Incentive Plan apply equally to all participants. We reserved a total of 65,000,000 Common Shares for issuance under the Plan. Further, the Board of Directors acknowledged that 600,000 shares issued on August 27, 2013 were also issued in error and should have only been issued as options. The Board also resolved to cancel these shares and reissued the options properly under the Legend Oil and Gas, Ltd. 2013 Stock Incentive Plan. As of December 31, 2013, there were outstanding Options for a total of 600,000, none of which have been exercised. During 2014, these 600,000 stock options were cancelled.

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

Potential Payments upon Resignation, Retirement, or Change of Control

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information with respect to the beneficial ownership of our Common Shares as of March 31, 2015 by our directors, named executive officers, and directors and executive officers as a group, as well as each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of our Common Shares. As of the latest practical date before filing this annual report, there were 0.00 Common Shares issued and outstanding.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common stock, par value $0.001	Marshall Diamond-Goldberg (1) Director and President 555 Northpoint Center East, Suite 400 Alpharetta, GA 30022	28,653,245	15%
Common stock, par value $0.001	Warren S. Binderman 555 Northpoint Center East, Suite 400 Alpharetta, GA 30022	7,500,000	4%
Common stock, par value $0.001	Wi2Wi Corporation (2) 132 Simonston Blvd. Thomhill Ontario, Canada L3T 4L8	21,350,247	11%
Common stock, par value $0.001	Northpoint Energy Partners, LLC (2) 555 Northpoint Center East, Suite 400 Alpharetta, GA 30022	16,263,333	9%
Common stock, par value $0.001	James Vandeberg Former Officer and Director 1218 Third Avenue, Suite 505 Seattle, WA 98101	17,516,679	9%
TOTAL:		91,283,504	49%

(1)	Mr. Diamond-Goldberg beneficially owns these shares through Marlin Consulting Corp., of which he is the sole shareholder.

(2)

The information for such shareholders are based on the list of record holders maintained by our stock transfer agent. Such shareholder has not filed a Schedule 13D with the SEC disclosing its greater than five percent ownership.

Securities Authorized for Issuance Under Equity Compensation Plans

On September 5, 2014, our Board of Directors adopted the Legend Oil and Gas, Ltd. 2014 Stock Incentive Plan, included in the Form S-8 filed on that date. This Stock Incentive Plan provides for the grant of options (“Options”) to purchase Common Shares, and stock awards (“Awards”) consisting of Common Shares, to eligible participants, including our directors, executive officers, employees and consultants. The terms and conditions of the 2014 Stock Incentive Plan apply equally to all participants. We reserved a total of 65,000,000 Common Shares for issuance under the Plan. No shares or stock options have been issued under this Plan as of this date.

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

GBH CPAs, P.C. audited our financial statements for the year ended December 31, 2014, and Peterson Sullivan LLP audited our financial statements for the year ended December 31, 2013.

Policy for Approval of Audit and Permitted Non-Audit Services

The Board of Directors, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the shareholders. During 2014 and 2013, the Board of Directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed below, and determined that the provision of such services by our independent registered public accounting firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Audit and Related Fees

The following table sets forth the aggregate fees billed by both GBH CPAs and Peterson Sullivan for professional services rendered in fiscal years ended December 31, 2014 and 2013.

	2014	2013

Audit Fees (1)	$21,000	$77,056

Audit-Related Fees (2)	---	—

Tax Fees (3)	---	5,360

All Other Fees	---	—

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings.

(2)	“Audit-Related Fees” generally represent fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

(3)	“Tax Fees” generally represent fees for tax advice.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report are as follows:

1)	Financial Statements: The consolidated financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this Report.

2)	Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3)	Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 03, 2015.

LEGEND OIL AND GAS, LTD.

By:	/s/ Warren S. Binderman
Warren S. Binderman, Chief Financial Officer
Executive Vice President, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Andrew S. Reckles	Chief Executive Officer and Director	04/03/15
Andrew S. Reckles	(Principal Executive Officer)

/s/ Warren S. Binderman	Executive Vice President, Chief Financial Officer, Treasurer, Secretary	04/03/15
Warren S. Binderman	and Director

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the document to which it is cross referenced is made.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger with New Western Energy Corporation New Western Energy Merger Corporation and the Company, dated January 23, 2014	Incorporated by reference herein from our report on Form 8-K dated January 23, 2014, filed with the SEC on January 27, 2014.

3.1	Amended and Restated Articles of Incorporation dated January 29, 2007	Incorporated by reference herein from our report on Form 8-K dated January 29, 2007, filed with the SEC on January 30, 2007.

3.2	First Articles of Amendment to the Amended and Restated Articles of Incorporation dated October 4, 2010	Incorporated by reference herein from our definitive Information Statement filed with the SEC on October 19, 2010.

3.3	Articles of Amendment to the Articles of Incorporation dated August 12, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.

3.4	Bylaws dated November 29, 2000	Incorporated by reference herein from our registration statement on Form 10-SB, filed with the SEC on April 25, 2002.

4.1	Specimen Legend Oil and Gas, Ltd. Common Stock Certificate	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.

4.2	Form of Warrant issued to Iconic Investment Co.	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.

4.3	Form of Warrant issued in connection with August 2011 unit financing	Incorporated by reference herein from our report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 12, 2011.

4.4	Specimen Legend Oil and Gas, Ltd. Convertible Preferred Stock Certificate	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.1*	Consulting Agreement by and between Marlin Consulting Corp. and Legend dated September 1, 2010	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.

10.2	Agreement for Purchase and Sale by and between Piqua Petro, Inc. and the Company dated October 20, 2010 (Piqua Project)	Incorporated by reference herein from our report on Form 8-K dated October 29, 2010, filed with the SEC on November 4, 2010.

10.3	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated February 25, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.

10.4	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 23, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.

10.5	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 30, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011

10.6	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated January 21, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.

10.7	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated April 28, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.

10.8A*	Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan, as amended	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012.
10.8B*	Form of Stock Option Agreement under 2011 Stock Incentive Plan	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012.

10.9	Form of Subscription Agreement in connection with August 2011 unit financing	Incorporated by reference herein from our report on Form 10-Q for the period ended June 30, 2011, and filed with the SEC on August 12, 2011.

10.10A	Asset Purchase Agreement by and among International Sovereign Energy Corp., Legend Oil and Gas, Ltd., and Legend Energy Canada Ltd. dated September 13, 2011	Incorporated by reference herein from our report on Form 8-K dated September 12, 2011, filed with the SEC on September 16, 2011.

10.10B	Amending Agreement to Asset Purchase Agreement, by and among International Sovereign Energy Corp., Legend Oil and Gas, Ltd., and Legend Energy Canada Ltd. dated October 20, 2011	Incorporated by reference herein from our report on Form 8-K/A dated October 20, 2011, filed with the SEC on November 23, 2011
10.11	Credit Facility Offering Letter by and between National Bank of Canada and Legend Energy Canada Ltd. dated August 15, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.

10.12	Acknowledgment of Debt Revolving Demand Credit Agreement by and between National Bank of Canada and Legend Energy Canada Ltd. dated August 15, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.

10.13	Fixed and Floating Charge Demand Debenture by and between National Bank of Canada and Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.14	Pledge by Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.15	Assignment of Book Debts by Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.16	Negative Pledge and Undertaking by and between National Bank of Canada and Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.17	Amending Offering Letter by and among National Bank of Canada, Legend Energy Canada Ltd. and the Company dated March 26, 2012	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011 and filed with the SEC on March 30, 2012.

10.18	CA$1.5 million Variable Rate Demand Note by Legend Energy Canada Ltd. in favor of National Bank of Canada	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011 and filed with the SEC on March 30, 2012.

10.19	Office Space Lease by and between Dundeal Canada (GP) Inc. and Legend Energy Canada Ltd., dated October 17, 2011	Incorporated by reference herein from our report on Form 8-K/A dated October 20, 2011, filed with the SEC on November 23, 2011

10.20*	Summary of Non-Employee Director Compensation	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012

10.21*	Form of Director Indemnification Agreement	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012

10.22	Settlement and Termination Agreement with Wi2Wi Corporation dated May 1, 2013	Incorporated by reference herein from our report on Form 8-K dated May 1, 2013, filed with the SEC on May 1, 2013.

10.23	Securities Purchase Agreement with Hillair Capital Investments L.P.	Incorporated by reference herein from our report on Form 8-K dated May 28, 2013, filed with the SEC on July 17, 2013.
10.24	Legend Oil and Gas, Ltd. 2013 Stock Incentive Plan	Incorporated by reference herein from our report on Form S-8 dated September 9, 2013, filed with the SEC on September 9, 2013.

14.1	Code of Ethics	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011 and filed with the SEC on March 30, 2012.

21.1	Subsidiaries	Incorporated by reference herein from our report on Form 8-K/A dated October 20, 2011, filed with the SEC on November 23, 2011

23.1	Consent of Peterson Sullivan LLP	Filed herewith.

23.2	Consent of GBH CPAs, PC	Filed herewith.

31.1	Certification by Andrew S. Reckles, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification by Warren S. Binderman, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification by Andrew Reckles, Chief Executive Officer, and Warren S. Binderman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.1	Reserve Report of KLH Consulting, dated March 2, 2015.	Filed herewith.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

