Form 10-Q
period 2015-03-31
Legend Oil & Gas, Ltd.
filed 2015-05-20
CIK 1140414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No.: 000-49752

Legend Oil and Gas, Ltd.

 (Exact name of registrant as specified in its charter)

Colorado	84-1570556

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

 555 North Point Center East, Suite 410

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

As of May 19, 2015, the registrant had 878,400,629 shares of its common stock, par value $0.001 per share, issued and outstanding.

LEGEND OIL AND GAS, LTD.

FORM 10-Q

For the Quarterly Period ended March 31, 2014

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Report”) to “we,” “us,” “our,” “Legend” and the “Company” are to Legend Oil and Gas, Ltd., a Colorado corporation, and references in this Report to “Legend Canada” are to Legend Energy Canada, Ltd., a wholly-owned subsidiary of the Company, which was placed into bankruptcy during 2014. All references to “Wi2Wi” are to Wi2Wi Corporation, formerly International Sovereign Energy Corp., an Alberta, Canada corporation. Unless otherwise indicated, references herein to “$” or “dollars” are to United States dollars. All references in this Current Report to “CA$” are to Canadian dollars. All financial information with respect to the Company has been presented in United States dollars in accordance with U.S generally accepted accounting principles.

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to pay off our Senior Secured Debentures to Hillair Capital Investments, L.P.;

•	Our ability to fund our 2015 drilling and development plan;

•	Our ability to obtain buyers on terms favorable to us, in the event that we were to seek to sell certain of our oil and gas interests;

•	Our ability to retain the services of our Chief Executive Officer, President, Chief Financial Officer and other key employees, the loss of which could materially impair our business plan;

•	Changes in estimates of our crude oil and natural gas reserves and depletion rates;

•	Our ability to control or reduce operating expenses and manage unforeseen costs;

•	Our reliance on third-party contractors in performing the majority of our operations, which could make management of our drilling and production efforts inefficient or unprofitable;

•	Our ability to maintain our existing property leases and acquire rights on properties that we desire;

•	Changes in commodity prices for crude oil and natural gas;

•	Environmental risks from operations of our wells;

•	Our ability to compete successfully against larger, well-funded, established oil and gas companies;

•	Our ability to comply with the many regulations to which our business is subject; and

•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances.

For a more detailed discussion of some of the factors that may affect our business, results and prospects, see our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on April 15, 2015, as well as various disclosures made by us in our other reports filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS

Legend Oil and Gas, Ltd.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$142,607	$701,848
Restricted cash	85,000	85,000
Accounts receivable	53,125	72,406
Prepaid interest	389,999	—
Total current assets	670,731	859,254

Property, plant and equipment - net	436,768	453,375
Oil and gas properties – net (full cost method)	996,722	3,639,916
Total assets	$2,104,221	$4,952,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$295,047	$52,413
Accounts payable-related party	407,000	577,000
Accrued interest	5,983	50,427
Current portion of long term debt	6,062,475	409,856
Total current liabilities	6,770,505	1,089,696

Embedded derivative liabilities	7,680,000	1,128,667
Long term debt, net of debt discount of $53,924 and $0, respectively	43,855	6,119,245
Asset retirement obligations	108,585	202,586
Total liabilities	14,602,945	8,540,194

Stockholders’ Deficit
Series A Convertible Preferred Stock - 600 shares authorized; $0.001 par value; 600 issued and outstanding,	—	—
Preferred stock – 99,999,400 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Common stock – 1,000,000,000 shares authorized; $0.001 par value;187,583,273 shares issued and outstanding,	187,583	187,583
Additional paid-in capital	27,227,181	27,227,181
Accumulated deficit	(39,913,489)	(31,002,413)
Total stockholders’ deficit	(12,498,724)	(3,587,649)
Total liabilities and stockholders’ deficit	$2,104,221	$4,952,545

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legend Oil and Gas, Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014

Oil and gas revenue	$170,015	$293,471

Operating expenses
General and administrative	657,255	511,859
Production expenses	205,167	158,106
Loss on sale of oil and gas properties	892,131	—
Impairment of oil and gas properties	406,558	—
Accretion of asset retirement obligation	2,385	14,674
Depletion, depreciation, and amortization	56,284	158,162
Total operating expenses	2,219,780	684,639

Operating loss	(2,049,765)	(391,168)

Other income (expense)

Interest expense	(309,978)	(451,385)
Change in fair value of embedded derivative liabilities	(6,551,333)	213,168

Total other expense	(6,861,311)	(396,379)

Net loss	$(8,911,076)	$(787,547)

Net loss per common shares – basic and diluted	$(0.05)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	$187,583,273	$112,854,205

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4

Legend Oil and Gas, Ltd.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014

Net loss	$(8,911,076)	$(787,547)
Other comprehensive loss
Foreign currency translation adjustment	—	83,174
Comprehensive loss	$(8,911,076)	$(704,373)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legend Oil and Gas, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(8,911,076)	$(787,547)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Loss on sales of oil and gas properties	892,131	—
Impairment of oil and gas properties	406,558	—
Stock-based compensation	—	312,185
Amortization of discounts on notes payable	26,252	400,765
Accretion on asset retirement obligation	2,385	14,674
Change in fair value of embedded derivative liabilities	6,551,333	(213,168)
Depletion, depreciation, and amortization	56,284	158,162
Changes in operating assets and liabilities:
Accounts receivable	19,281	(303,723)
Prepaid expenses and other assets	(389,999)	(101,582)
Accounts payable	246,808	208,476
Accounts payable – related party	(170,000)	—
Accrued interest	(44,444)	—
Net cash flows used in operating activities - continuing operations	(1,314,487)	(310,758)
Net cash flows provided by operating activities - discontinued operations	—	330,667
Net cash flows (used in) provided by operating activities	(1,314,487)	19,909

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of oil and gas properties	1,665,000	—
Cash paid for oil and gas properties development costs	(460,710)	—
Net cash flows provided by investing activities - continuing operations	1,204,290	—
Net cash flows provided by investing activities - discontinued operations	—	399,697
Net cash flows provided by investing activities	1,204,290	399,697

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	360,000	—
Payments on notes payable	(809,044)	—
Net cash flows used in investing activities - continuing operations	(449,044)	—
Net cash flows used in investing activities - discontinued operations	—	(565,741)
Net cash flows from financing activities	(449,044)	(565,741)

Change in cash and cash equivalents before effect of exchange rate changes	(559,241)	(146,135)

Effect of exchange rate changes	—	83,174
Net change in cash and cash equivalents	(559,241)	(62,961)
Cash and cash equivalents, beginning of period	701,848	64,283
Cash and cash equivalents, end of period	$142,607	$1,322

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$572,851	$50,620
Taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Change in estimate of asset retirement obligation	$85,856	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legend Oil and Gas, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF OPERATIONS

Description of Business

Legend Oil and Gas, Ltd. (the “Company”) is an oil and gas exploration, development and production company. The Company’s oil and gas property interests are located in the United States (in the States of Kansas and Oklahoma). The Company’s focus is on acquiring producing and non-producing oil and gas interest and developing oil and gas properties that the Company currently owns. During the three months ended March 31, 2015, the Company sold its working interest in two properties locating in Kansas. The Company currently owns working interests in two oil and gas properties, with one property located in Kansas and the second in Oklahoma.

In April 2015, the Company acquired Black Diamond Energy Holdings LLC, a Delaware limited liability company (“Black Diamond”). Black Diamond is a trucking and oil and gas services company that operates in North Dakota.

On May 1, 2015, the Board of Directors approved an amendment to the Company’s Articles of Incorporation. The amendment removed restrictions which prohibited the holder of the Company’s Convertible Preferred Stock from converting and holding more than 19.99% of the Company’s outstanding common stock. Legend’s sole preferred stockholder converted its convertible perpetual preferred stock of 600 shares on that same date need to disclose resulting ownership of company to common stock totaling 600 million shares. The preferred stockholder now owns approximately 63% of the Company’s common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and our wholly-owned subsidiary Legend Energy Canada Ltd. ("Legend Canada"). Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements of the Company, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Legend’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K filed with the SEC on April 6, 2015, have been omitted.

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

Accounts Receivable

Accounts receivable typically consist of oil and gas receivables, and are presented on the consolidated balance sheets net of allowances for doubtful accounts. We establish provisions for losses on accounts receivable for estimated uncollectible accounts and regularly review collectability and establish or adjust the allowance as necessary using the specific identification method. Account balances that are deemed uncollectible are charged off against the allowance. No allowance for doubtful accounts was necessary as of March 31, 2015 and 2014.

Comprehensive Income

For operations outside of the U.S. that prepare financial statements in currencies other than U.S. dollars, the Company translates the financial statements into U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical costs. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss). Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments for the three month period ended March 31, 2014. There were no foreign currency translation adjustments for the three month period ended March 31, 2015.

Full Cost Method of Accounting for Oil and Gas Properties

We have elected to utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs are capitalized into a cost center. Our cost centers consist of the Canadian cost center and the United States cost center.

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

In the three months ended March 31, 2015, Legend sold two of its properties (McCune and Piqua), resulting in a loss on the sale of $892,131.

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties in each cost center are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If the cost of oil and gas properties exceeds the ceiling, the excess is reflected as a non-cash impairment charge to earnings. The impairment charge is permanent and not reversible in future periods, even though higher oil and gas prices in the future may subsequently and significantly increase the ceiling amount. There were no impairment charges for each of the period ended March 31, 2015 and 2014.

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

Oil and Gas Revenue Recognition

The Company uses the sales method of accounting for its oil and gas revenue recognition. Revenue from production on properties in which the Company shares an economic interest with other owners is recognized on the basis of our interest. Revenues are reported on a gross basis for the amounts received before taking into account production taxes, royalties, and transportation costs, which are reported as production expenses. Under the sales method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. The volume sold may differ from the volumes we are entitled to, based on our individual interest in the property. The Company utilizes a third-party marketer to sell oil and gas production in the open market. As a result of the requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 45 days following the month of production. Therefore, the Company may make accruals for revenues and accounts receivable based on estimates of our share of production. Since the settlement process may take 30 to 60 days following the month of actual production, our financial results may include estimates of production and revenues for the related time period. The Company will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized.

Stock-based Compensation

The Company measures compensation cost for stock-based awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. Stock-based compensation expense is also recognized upon cancellation of awards that were initially expected to vest. Compensation cost (a non-cash expense) is recorded as a component of general and administrative expenses in the consolidated statements of operations, net of an estimated forfeiture rate.

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

Net Loss Per Common Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period, including contingently redeemable common stock. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding. Potentially dilutive common shares include warrants to purchase shares of common stock (0 and 32,413,067 for the three months ended March 31, 2015 and 2014 respectively) and preferred stock convertible into shares of common stock (600,000,000 and 0 for the three month periods ended March 31, 2015 and 2014, respectively).

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

Fair Value Measurements

The Company measures fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. We utilize a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company expects that the affected amounts on its balance sheets will be reclassified within the balance sheets to conform to this standard. The Company does not expect that the adoption of this ASU will have a material impact on its financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred a loss from continuing operations of $8,911,076 for the three months ended March 31, 2015, had negative working capital of $6,099,774 and an accumulated deficit of $39,913,489 at March 31, 2015. Additionally, the Company is dependent upon obtaining additional debt and/or equity financing to roll-out and scale its planned principal business operations. Further, we believe the acquisition of Black Diamond, more fully described in Note 13, SUBSEQUENT EVENTS, will enhance the overall performance of the consolidated operations and cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - OIL AND GAS PROPERTIES

The amount of capitalized costs related to oil and gas properties and the amount of related accumulated depletion, depreciation, and amortization are as follows:

	March 31, 2015	December 31, 2014
Oil and Gas properties, subject to amortization	$1,429,117	$3,948,679
Accumulated depletion, depreciation, amortization, and impairment	432,395	(308,763)
Net oil and gas properties, subject to amortization	996,722	3,639,916
Oil and gas properties, not subject to amortization	—	—
Total oil and gas properties, net	$996,722	$3,639,916

During the three months ended March 31, 2015, the Company sold its Piqua property for approximately $1.5 million, and its McCune property for $165,000. As the sale significantly altered the relationship between the Company's capitalized costs and its total proved reserves, we recorded a loss on the sale of approximately $892,131. The Company disbursed the proceeds to Hillair Capital Investments LP, the mortgage holder, in the amounts described in Note 9.

During the three months ended March 31, 2015, the Company acquired working interests in the Van Pelt lease for $100,000. The Company incurred development costs on the Van Pelt lease of $360,710 during the three months ended March 31, 2015. At March 31, 2015, the Company determined that the property was impaired and recorded a loss on impairment of $410,710 which reduced the Van Pelt lease to its estimated realizable value of $50,000.

On January 28, 2014, the Company sold its Inga property located in British Columbia, Canada for net proceeds of CA$435,000 (USD $450,316). The proceeds from the sale were accounted for as an adjustment to the capitalized costs in the Canadian cost center with no gain or loss recognized.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The following table reconciles the value of the asset retirement obligation for the three months ended March 31, 2015 and March 31, 2014:

	March 31, 2015	March 31, 2014
Opening balance, January 1	$202,586	$1,533,121
Purchase of oil and gas property	87,411	—
Accretion expense	2,385	14,674
Sale of oil and gas properties	(183,797)	—
Foreign currency translation	—	(50,619)
Ending balance, March 31	$108,585	$1,497,176

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three-month period ended March 31, 2015, the related party amounts due to Northpoint Energy Partners, of which our CEO is a principal, were reduced by payments of $170,000, with a balance due them of $407,000.

NOTE 7 – NOTE PAYABLE TO BANK

On April 25, 2014, the Company received a Notice of Intention to Enforce Security from the Bank of Canada relating to a revolving credit facility. Under the notice, the Bank stated that it intended to enforce its rights against Legend Canada under the CA$6,000,000 ($8.35 million USD) Acknowledgement of Debt Revolving Demand Credit Agreement, dated August 15, 2011; the General Assignment of Book Debts, dated October 19, 2011; the CAD$25,000,000 ($33 million USD) Fixed and Floating Charge Demand Debenture; the Pledge Agreement dated October 19, 2011; and the Negative Pledge and Undertaking dated October 19, 2011. The bridge demand loan that was in place in prior periods was retired in July 2013.

During the quarter ended September 30, 2014, the Company placed its wholly owned subsidiary, Legend Canada, into the Canadian bankruptcy system. The bankruptcy estate of Legend Canada owned oil and gas properties in Western Canada (Berwyn, Medicine River, Boundary Lake, and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia). Legend Canada was placed under the control of KPMG Inc., as Trustee, in the bankruptcy proceedings. The Company has written off all assets and liabilities of Legend Canada, resulting in income from discontinued operations at the parent level of Legend Oil and Gas, Ltd. as it no longer controls, nor has responsibility for any operations or asset dispositions of Legend Canada. In August 2014, the Company and Bank executed a Mutual Release and Discharge in consideration for $250,000 and the note was fully retired.

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

On January 6, 2015, the Company and NWT R entered into a settlement agreement whereby the Company agreed to repay NWTR $10,000 on or before January 7, 2015, with the remainder payable commencing February 15, 2015, in five (5) monthly installments of $9,168. The Company made total payments of $29,168 on the balance owed to NWTR during the three months ended March 31, 2015. At March 31, 2015, the amount due on this note was $35,832. This note has no interest provision.

RIG PURCHASE AGREEMENT

The Company purchased a drilling rig at a purchase price of $465,000. This asset purchase was financed through a down payment of $150,000, and a note payable of $315,000, at 6%, per annum, with monthly payments of $18,343, including principal and interest, through April 2016. The Company made total payments of $55,029 of which $51,063 was principal and $3,966 was interest. The balance due on this note is $230,317 at March 31, 2015.

COMMUNITY TRUST BANK

In October 2014, the Company entered into an agreement with Community Trust Bank, for a loan in the amount of $85,100 at 2.4% per annum with regular monthly payments of $1,508 of principal and interest through September 2015 and one balloon payment of $70,400 in October 2015. This note is secured by a certificate of deposit in the amount of $85,000 currently classified as restricted cash. The Company made total payments of $4,037 on the principal balance of the loan. The balance due on this note is $78,363 at March 31, 2015.

NOTE 9 – CONVERTIBLE DEBT

JMJ Capital

During 2013, the Company received proceeds of $125,000 under a note payable agreement with JMJ Capital. The note provides for borrowings of up to $300,000, is repayable beginning April 2014, and carries an original issue discount of 10%. No interest accrues on the note principal if borrowings are repaid within 90 days from the date advanced. If repaid within 90 days, a one-time interest charge of 12% accrues. The conversion price of the note is the lesser of $0.05 or 60% of the lowest trade price of the Company’s common stock for 25 days prior to the conversion. On the day of issuance, the note was convertible into 5,339,558 shares of common stock. The intrinsic value of the beneficial conversion feature was determined to be $124,430. As a result, the discount of the note, including original issue discount, totaled $136,930 which was amortized over the term of the note.

During the three months ended March 31, 2014, the Company borrowed an additional $30,000 from JMJ under the above note payable agreement. The Company received net proceeds of $26,500.

During the year ended December 31, 2014, JMJ converted $100,000 of the outstanding principal and $7,520 in accrued interest into 20,755,608 shares of the Company’s common stock. The Company also paid $12,500 of the outstanding principal balance. As of March 31, 2015, the balance on the JMJ note payable was $0. The Company recorded $2,475 in interest expense related to the amortization of the debt discount for the three months ended March 31, 2014.

Hillair Capital Investments

Beginning in July 2013, the Company entered into a series of debentures with Hillair Capital Investments, L.P. (“Hillair”) to finance the growth of Legend’s oil and gas operations. These debentures totaled approximately $6 million, and had various derivative instruments including conversion features and warrants, all with down-round protection. In October 2014, the Company engaged in discussions with Hillair to consolidate all debentures into one debenture with a fixed maturity date.

On November 13, 2014, the Company and Hillair entered into a debt and warrant restructuring agreement. All of the existing debt outstanding and accrued interest owed to Hillair was restructured and consolidated into one new debenture (the “Restructured Debenture”). The Restructured Debenture has a face value of $6,060,000, with an original issue discount of $60,000, carries an interest rate of 8.5% per annum and is due and payable in one payment on March 1, 2016. Further, in exchange for warrants to purchase an aggregate of 474,258,441 shares of the Company’s common stock currently held by Hillair; Hillair agreed to purchase 600 shares of convertible preferred stock with at a price of $1,000 per share, for a total amount of $600,000 in cash proceeds received in November 2014.

During the three months ended, March 31, 2015, the Company received $1,425,000 in net cash proceeds from the sale of its Piqua oil and gas properties. As a condition to secure the security interest in the property held by Hillair, the Company paid the full amount of the proceeds against the principal and accrued interest balances on the Restructured Debenture. Hillair applied $713,429 as a reduction in principal balance, $50,111 as a reduction of accrued interest, $568,885 as a deposit to apply against accrued interest for the year ending December 31, 2015 and a prepayment penalty of $142,686. Interest expense for the three months ended March 31, 2015 was $128,775 which reduced the deposit for interest to $389,999. The Company amortized $19,437 of debt discount as additional interest expense for the three months ended March 31, 2015. At March 31, 2015, the principal balance of the Restructured Debenture was $5,346,571.

On January 21, 2015, the Company issued an 8.5% Senior Secured Debenture (the “Debenture”) to Hillair Capital Investments, L.P. in the aggregate amount of $400,000 payable on or before March 1, 2016. The Company has interest payments due to Hillair on the aggregate outstanding principal amount of the Debenture at the rate of 8.5% per annum, payable quarterly on March 1, June 1, September 1 and December 1, beginning on June 1, 2015, After transaction fees of $40,000 which were reduced from the proceeds of the Debenture to Hillair, the net proceeds received by the Company were $360,000. The expenses were recorded as a debt discount and are being amortized over the term of the Debenture. During the three months ended March 31, 2105, the Company amortized $6,815 of the debt discount and recorded $5,667 in accrued interest.

NOTE 10 – EMBEDDED DERIVATIVE LIABILITIES

The following table is a reconciliation of embedded derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Beginning balance	$1,128,667	$1,161,284
Changes in fair value	6,551,333	(213,168)
Ending balance	$7,680,000	$948,116

At December 31, 2014, the Company determined the non-dilution provision embedded into the convertible perpetual preferred stock resulted in a derivative liability with a fair value of $2,324,184 on the date of issuance. On May 1, 2015, Hillair converted this preferred stock into 600 million shares of the Company¹s common stock at $0.001 per share with a fair value of $7,680,000 based on the market price on the conversion date. As a result of the conversion of all of the Company’s outstanding Series A Convertible Preferred Stock on May 1, 2015, the Company determined that the embedded derivatives had a value of $7,680,000 at March 31, 2015. Accordingly, the Company increased the carrying value of $1,128,667 to $ 7,680,000 and recorded a corresponding change in fair value of this embedded derivative on the statement of operations for the three months ended March 31, 2015.

During the three months ended March 31, 2014, the Company valued the embedded derivative liabilities of conversion features in convertible notes payable using a Black-Scholes model. A summary of quantitative information with respect to valuation methodology, estimated using a Black-Scholes model, and significant unobservable inputs used for the Company’s embedded derivative liabilities for the three months ended March 31, 2014 is as follows:

Expected dividend yield	—
Strike price	$.0001-.001
Expected stock price volatility	100%
Risk-free interest rate	0.13
Expected term (in years)	0.67

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible Preferred Stock

At March 31, 2015, the Company had issued and outstanding 600 shares of its convertible preferred stock. This convertible, preferred stock has a 0% dividend rate. The shares of preferred stock are convertible into 600 million shares of the Company¹s common stock at $0.0001 per share, and has a non-dilution provision. The shares were converted to common stock in May 2015.

Common stock issuances

In January 2014, the Company issued 4,763,333 shares of common stock to Northpoint Energy Partners LLC in exchange for consulting services. The stock had a fair value of $309,617. The fair value of the common stock was determined using the closing price of the shares on the settlement date.

In March 2014, the Company issued 1,220,798 shares of common stock with a fair value of $51,746 to Hillair in payment of accrued interest on convertible debt agreements. The fair value of the common stock was determined using the closing price of the shares on the settlement date.

Stock Incentive Plan

On May 15, 2014, the Company created the 2014 Stock Incentive Plan and reserved 40,000,000 shares of common stock for issuance thereunder. The 2014 Stock Incentive Plan also provides the issuance of stock awards and grant of options to purchase shares of the Company’s common stock. The Company did not issue any stock options or warrants during the periods ended March 31, 2015 or 2014. All common stock reserved under this plan has been issued as of the date of this report to either employees, contractors or financial partners of the Company.

In May 2015, we submitted an information statement signed by a majority of the shareholders of the Company. The information statement included the ratification of a 2015 Stock Incentive Plan to include 100 million common shares. Further, that information statement ratified the ability of the Company to effect a reverse stock split in the range of 1:10 to 1:100. Such reverse split has not been determined at this time, and will be appropriately determined at a future meeting of our Board of Directors.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

The Company owes $12,266 in property taxes, penalties, and interest to the state of North Dakota from operations during the year 2012. We entered into a payment plan with the state of North Dakota whereby we pay them $500 per month until the above balance is fully repaid.

On October 28, 2013, RR Donnelly & Sons Company  filed a complaint against the Company seeking to collect $68,913, plus interest for services rendered on or before November 30, 2012. This claim has been satisfactorily resolved between the parties, and Legend is remitting approximately $2,500 per month in settlement of this claim, until such balance is fully repaid. During the three months ended March 31, 2015, the Company made principal payments of $7,500. The Company recorded interest of $1,554 on the settlement liability for the three months ended March 31, 2015. As of March 31, 2015, the Company had a principal balance of $64,660 outstanding on the settlement liability.

NOTE 13 – DISCONTINUED OPERATIONS

On May 9, 2014, the Bank of Canada was granted a Consent Receivership Order in Canada, whereby the Bank appointed a receiver to take all legally appropriate means to recover the amounts Legend Canada defaulted on, including the managing of its assets, potential sales of its assets and other strategic measures to appropriately remediate the amounts due to the Bank.

In August 2014, the Company and Bank signed a Mutual Release and Discharge. The Company paid the Bank $250,000 and obtained a release which, among other things, stipulated that the Bank immediately release the guaranty of the Bank’s debt by Legend US, and the Uniform Commercial Code (“UCC”) filing placed by the Bank on Legend US (the parent company guarantee). All such releases were obtained as of December 31, 2014. During the three months ended March 31, 2015 and 2014, Legend Canada did not have ongoing operations. Accordingly, the Company has not recorded income from discontinued operations for the three months ended March 31 2015 or 2014.

SUBSEQUENT EVENTS

On April 2, 2015, the Company entered into a Securities Purchase Agreement with Hillair Capital Investments, L.P. (“Purchaser”) pursuant to which it issued an Original Issue Discount Senior Secured Debenture (the “Debenture”) to the Purchaser in the aggregate amount of $2,499,975, payable in full on May 16, 2016. After taking into account the original issue discount and legal and diligence fees of $100,000 reimbursed to the Purchaser, the net proceeds received by the Company were $1,950,000.

On April 3, 2015, the Company entered into an Membership Interest Purchase Agreement with Sher Trucking, LLC (“Sher”), Albert Valentin (“Valentin”) and Steven Wallace (“Wallace”), which made up all of the members of Black Diamond to purchase all of the outstanding membership interests of Black Diamond. The Company paid $1,500,000 in cash to Sher; issued a secured promissory note to Sher in the amount of $2,854,000; issued 90,817,356 shares of the Company’s common stock to Valentin, valued at $535,824; agreed to issue 57,682,644 shares of Company common stock to Wallace valued at $340,328 which, as of this report date, has not been issued by mutual agreement between Wallace and the Company, as such common stock issued may change as a result of the working capital adjustment discussed below.

The Company also paid $125,000 to Sher after closing as an advance against an anticipated purchase price adjustment related to the working capital changes of Black Diamond.

The purchase price is subject to an adjustment based on the amount of net working capital of Black Diamond at closing. In the event the net working capital is either greater than or less than the estimated net working capital at closing, Sher and Wallace will share the positive or negative adjustment. Any adjustment for Sher will be in cash. Any adjustment for Wallace will be in shares of the Company common stock or warrants.

The principal amount of the note bears interest at five percent (5%) per annum and is due and payable in full on April 3, 2016. The note is secured by certain rolling stock trucks and trailers owned by subsidiaries of Black Diamond.

On April 28, 2015, the Company entered into a Securities Purchase Agreement with the Hillair Capital Investments, L.P. pursuant to which it issued an Original Issue Discount Senior Secured Convertible Debenture (the “ New Debenture”) to the Hillair in the aggregate amount of $840,000, payable in full on May 16, 2016. The Debenture is convertible into up to 28,000,000 shares of Common Stock at a conversion price of $0.03 per share. After taking into account the original issue discount of $90,000 and legal and diligence fees of $50,000 reimbursed to Hillair, the net proceeds received by the Company was $700,000.

The repayment of the New Debenture is secured by a mortgage, security agreement and financing statement in Kansas granting a lien in certain leases and leasehold estates and any other applicable property of the Company in Kansas to secure the obligations of the Company to the Hillair evidenced by the New Debenture.

On May 1, 2015, Hillair converted all of the Company’s preferred stock it held into 600 million shares of the Company’s common stock.

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

Overview of Business

We are an oil and gas exploration, development and production company as well as a last mile oil trucking/hauling company. Our oil and gas property interests are located in the United States (in the states of Kansas and Oklahoma). Our oil trucking hauling business is based in North Dakota.

Our business focus on the oil and gas side of the business is to acquire producing and non-producing oil and gas right interests and develop oil and gas properties that we own or in which we have a leasehold interest need to incorporate trucking business strategy. We also anticipate pursuing the acquisition of leaseholds and sites within other geographic areas that meet our general investment guidelines and targets. The majority of our operational duties are outsourced to consultants and independent contractors, including for drilling, maintaining and operating our wells, and we maintain a limited in-house employee base.

Our business focus on the oil trucking and hauling business is to grow within North Dakota and the Bakken region, where significant growth in the oil and gas exploration business is growing, and expected to continue its growth.

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

The following table sets forth certain of our oil and gas operating information for the three months ended March 31, 2015, and March 31, 2014, respectively.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Production Data :
Oil production (bbl)	4,473	1,217	3,256	268%
Average daily oil production (bbl/d)	49	14	35	268%
Natural gas production (mcf)	—	38,065	(38,065)	—
Average daily natural gas production (mcf/d)	—	423	(423)	—
Natural gas liquids production (bbl)	—	55	(55)	—
Average daily natural gas liquids production (bbl/d)	—	1	(1)	—
Total BOE	4,473	7,616	(3,143)	-41%
Total BOE/d	49	85	(36)	-41%
Revenue Data:
Oil revenue ($)	170,015	112,000	58,015	52%
Average realized oil sales price ($/bbl)	38	92	(54)	-59%
Gas revenue ($)	—	178,000	(178,000)	—
Average realized gas sales price ($/mcf)	—	5	(5)	—
Natural gas liquids revenue ($)	—	4,000	(4,000)	—
Average realized natural gas liquids price ($/bbl)	—	67	(67)	—
Operating expenses:
Production expenses	205,167	158,106	47,167	30%
Average production expenses ($/boe)	46	21	25	119%
Operating Margin ($/boe)	(12)	18	(30)	-167%
Depreciation, depletion, and amortization	56,284	158,162	(101,716)	-64.4%

Production and Revenue

Revenues

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Product revenues:
Crude oil sales	$170,015	$112,000	58,015	52%
Natural gas sales	—	178,000	(178,000)	—
Natural gas liquids sales	—	4,000	(4,000)	—
Product revenues	$170,015	$294,000	$(123,985)	-42%

Production

	Three Months Ended March 31,
	2015	2014	Change	Percent Change
Sales Volume :
Crude Oil(bbl)	4,473	1,217	3,256	268%
Natural Gas(mcf)	0	38,065	(38,065)	—
Natural Gas Liquids(bbl)	0	55	(55)	—
Total BOE	4,473	7,616	(3,143)	-41%

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

The increase in oil volumes is largely due to the development of the Piqua and Volunteers and Landers properties in the year ended December 31, 2104. Natural gas volume decreases were due to asset sales and the production of the Company’s properties being solely oil in the three months ended March 31, 2015. The decrease in liquids is reflective of the asset sales and decreased gas production.

Commodity Prices Realized

	Three Months Ended March 31,
	2015	2014	Change	Percent Change
Sales Price:
Crude Oil($/bbl)	$37.69	91.70	(54.01)	-59%
Natural Gas($/mcf)	—	4.68	(4.68)	%
Natural Gas Liquids($/bbl)	—	66.93	(66.93)	%

The average price per barrel received by Legend during the first quarter of 2015 was $38 compared to $92 for the first quarter of 2014, reflective of the prices the Company receives in the Kansas area. The natural gas prices reflect the considerably stronger gas price environment in 2014. Liquids pricing is linked to the oil pricing environment, which leads to the increase in liquids prices. The prices we receive for our oil and natural gas production are determined by the market and heavily influence our revenue, profitability, access to capital and future rate of growth.

Lease Operating Expenses

Operating expenses increased on an absolute basis to $205,167 in the first quarter of 2015 from $158,106 in the first quarter of 2014. The increase is due to the Company having additional field personnel in three months ended March 31, 2015 compared to the three months ended March 31, 2014. Lease operating expenses consist of day-to-day operational expenses for production of oil and maintenance and repair expenses for the wells and property.

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses increased to $657,255 for the first quarter of 2015, as compared to $511,859 for the same period in 2014, a $145,396 increase. The period-to-period increase is largely due to higher professional fees and salaries.

	Three months ended March 31,
	2015	2014	$ Change	% Change
General and administrative expenses
Professional Fees	$200,000	$312,000	$(112,000)	-36%
Salaries and benefits	239,000	136,000	103,000	76%
Office and administration	218,000	60,000	158,000	263%
Stock based compensation	—	4,000	(4,000)	—%
Total	$657,000	$512,000	$145,000	283%

Depletion, depreciation, amortization and impairment

The Company incurred $56,284 for depreciation, depletion, and amortization for the three months ended March 31, 2015 ($158,162 in first quarter 2014), reflective of the bankruptcy of Legend Canada, and the elimination of gas producing properties of the Company in 2014. The Company also incurred $406,558 in impairment charges for the first quarter of 2015 compared to $0 in the first quarter of 2014. The impairment was a result of an assessment of the performance of the Company’s Van Pelt lease and management’s decision to impair the lease to its net realizable value.

Accretion expense

For the three months ended March 31, 2015 the company had accretion expense of $2,385 ($14,674 in first quarter 2014) related to the Company’s asset retirement obligations.

Interest expense

Interest expense was $309,978 for the three months ended March 31, 2015 ($451,385 in three months ended March 31, 2014). The decrease in interest expenses is due to lower debt discount amortization of $26,252 in the three months ended March 31, 2015 compared to $400,765 in the three months ended March 31, 2015.

Net loss

The Company recorded a net loss of $8,911,077 in first three months of 2015, as compared to the net loss of $787,547 in the corresponding period in 2014. The increase in the loss is mainly due to the recording of a loss of $6,551,333 for the change in fair value of the embedded derivative liability, as well as the loss on sale of both the Piqua and McCune properties in the first quarter of 2015 in the aggregate amount of $892,131.

Liquidity and Capital Resources

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through 2015. We are in the early stages of acquisition and development of oil and gas leaseholds, trucking business ,and we have been funded primarily by a combination of equity issuances and borrowing under loan agreements and to a lesser extent by operating cash flows, to execute on our business plan for the acquisition, exploration, development and production of oil and gas reserves. .On April 3, 2015, we acquired Black Diamond/Maxxon, which is a last mile oil trucking/hauling business.  We believe this entity will operate cash flow positive and add to the cash flow availability assisting in funding overall corporate operations. At March 31, 2015, we had cash and cash equivalents totaling $142,607. The Company expects that it will need between $500,000 and $750,000 to fund operations for the next 12 months.

The Company may seek additional financing to fund operations. However, such financings may not be available and the terms of the financing may be available only on unfavorable terms.

The uncertainties relating to the Company’s ability to repay the obligations Hillair (and to execute the Company’s business plan) continue to raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company be unable to continue as a going concern.

The following table summarizes our cash flows from continuing operations for the three months ended March 31, 2015 and March 31, 2014, respectively:

	For the Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$(1,314,487)	$(310,758)
Net cash provided by investing activities	1,204,290	—
Net cash used in financing activities	(449,044)	—
Effect of exchange rate changes	—	83,174
Cash flows from discontinued operations	—	164,623
Net decrease in cash during period	$(559,241)	$(62,961)

Cash from Operating Activities

Cash used in operating activities was $1,314,487 for the three months ended March 31, 2015, as compared to cash provided by operating activities of $19,909 in the three months ended March 31, 2014. The increase in cash used is due to the higher operating and administrative costs of the Company.

Cash from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2015 was $1,204,290 as compared to cash used in investing activities of $450,316 during the three months ended March 31, 2014. The change is due to the Company receiving proceeds from the sale of their oil and gas properties.

Cash from Financing Activities

Total net cash used in financing activities in the three months ended March 31, 2015 was $449,044, as compared to $565,700 in the three months ended March 31, 2014. The change is due to the Company making payments on its outstanding debt.

Total net cash used in the three months ended March 31, 2015 and 2014 was $449,044 and 62,961 respectively.

Planned Capital Expenditures

As funds allow, we plan to resume our drilling program on the Kansas properties.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on this evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

Such conclusion was reached based on the following material deficiencies noted by management:

a) We have a lack of segregation of duties due to the small size of the Company.

b) Lack of controls that provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposal of the Company’s assets that could have a material effect on the financial statements.

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

Management has hired a corporate Controller and is integrating the accounting staff of Black Diamond/Maxxon, which will significantly enhance internal control for the Company.

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

In May 2015, we were served with a complaint related to the termination of Marshall Diamond-Goldberg, former President, Chief Operating Officer and member of the Board of Directors. Mr. Diamond-Goldberg asserts various positions in his complaint, most significantly his termination without cause. Upon consultation with our counsel, we firmly believe the claim is without merit as his termination was for actual default on his contractor agreement’s terms and conditions. We do not believe the claim will result in a material impact on the financial position or results of operations of Legend.

ITEM 1A	RISK FACTORS

No material changes.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	CONTROLS AND PROCEDURES

None.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

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

LEGEND OIL AND GAS, LTD.

Dated: May 20, 2015	By:	/s/ Andrew S. Reckles
Andrew S. Reckles
Chief Executive Officer
(Principal Executive Officer)

Dated: May 20, 2015	By:	/s/ Warren S. Binderman
Warren S. Binderman
President and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

10.1	Letter Agreement between the Company and Steven Wallace dated April 3, 2015	Filed herewith
.
10.2	Employment Agreement between the Company and Albert Valentin dated as of April 1, 2015	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350	Filed herewith.

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

