Form 10-Q
period 2015-06-30
Legend Oil & Gas, Ltd.
filed 2015-08-19
CIK 1140414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 19, 2015, the registrant had 878,400,629 shares of its common stock, par value $0.001 per share, issued and outstanding.

LEGEND OIL AND GAS, LTD.

FORM 10-Q

For the Quarterly Period ended June 30, 2015

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to pay off our Senior Secured Convertible Debentures to Hillair Capital Investments, L.P.;
•	Our ability to fund our 2015 drilling and development plan;
•	Our ability to obtain buyers on terms favorable to us, in the event that we were to seek to sell certain of our oil and gas interests;
•	Our ability to retain the services of our President, Chief Financial Officer and other key employees, the loss of which could materially impair our business plan;
•	Changes in estimates of our crude oil and natural gas reserves and depletion rates;
•	Our ability to control or reduce operating expenses and manage unforeseen costs;
•	Our reliance on third-party contractors in performing the majority of our operations, which could make management of our drilling and production efforts inefficient or unprofitable;
•	Our ability to maintain our existing property leases and acquire rights on properties that we desire;
•	Changes in commodity prices for crude oil and natural gas;
•	Environmental risks from operations of our wells;
•	Our ability to compete successfully against larger, well-funded, established oil and gas companies;
•	Our ability to comply with the many regulations to which our business is subject; and
•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances.

For a more detailed discussion of some of the factors that may affect our business, results and prospects, see our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on April 6, 2015, as well as various disclosures made by us in our other reports filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS

Legend Oil and Gas, Ltd.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$934,507	$701,848
Restricted cash	85,000	85,000
Accounts receivable	664,211	72,406
Inventory	227,674	—
Prepaid expenses	171,998	—
Prepaid interest	261,224	—
Other current assets	269,871	—
Total current assets	2,614,485	859,254

Property, plant and equipment - net	4,558,691	453,375
Oil and gas properties – net (full cost method)	1,230,046	3,639,916

Total assets	$8,403,222	$4,952,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,562,215	$52,413
Accounts payable-related party	451,333	577,000
Accrued interest	109,674	50,427
Short term debt, net of unamortized discount of $485,801 and $-0-, respectively	10,945,837	—
Convertible debt, net of unamortized discount of $157,031 and $-0-, respectively	1,022,969	—
Current portion of long-term debt	—	409,856
Other current liabilities	15,566	—
Common stock payable	334,559	—
Total current liabilities	14,442,153	1,089,696

Embedded derivative liabilities	—	1,128,667
Long-term debt, net of debt discount of $-0- and $53,924, respectively	15,470	6,119,245
Asset retirement obligations	108,585	202,586
Total liabilities	14,566,208	8,540,194

Commitments and contingencies

Stockholders’ Deficit
Common stock – 1,000,000,000 shares authorized; $0.001 par value; 878,400,624 and 187,583,273 shares issued and outstanding, respectively	878,400	187,583
Additional paid-in capital	34,743,105	27,227,181
Accumulated deficit	(41,784,491)	(31,002,413)
Total stockholders’ deficit	(6,162,986)	(3,587,649)

Total liabilities and stockholders’ deficit	$8,403,222	$4,952,545

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legend Oil and Gas, Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Service revenue	$2,325,758	$—	$2,325,758	$—
Oil revenue	70,711	112,936	240,726	406,407
Total revenue	2,396,469	112,936	2,566,484	406,407

Operating expenses
Cost of service revenue	1,123,545	—	1,123,545	—
Production expenses	77,879	31,404	283,046	189,510
General and administrative	2,480,937	818,100	3,138,192	1,329,959
Depletion, depreciation, and amortization	219,137	49,850	275,421	208,012
Accretion of asset retirement obligation	2,400	8,549	4,785	23,223
Impairment of oil and gas properties	45,719	—	452,277	—
Loss on sale of oil and gas properties	—	—	892,131	—
Total operating expenses	3,949,617	907,903	6,169,397	1,750,704

Operating loss	(1,553,148)	(794,967)	(3,602,913)	(1,344,297)

Other income (expense)
Interest expense	(393,553)	(887,853)	(703,531)	(1,339,238)
Change in fair value of embedded derivative liabilities	—	1,179,328	(6,551,333)	1,392,496
Other income	75,699	—	75,699	—
Total other income (expense)	(317,854)	291,475	(7,179,165)	53,258

Loss from continuing operations	(1,871,002)	(503,492)	(10,782,078)	(1,291,039)
Loss from discontinued operations	—	(429,450)	—	(429,450)
Net loss	(1,871,002)	(932,942)	(10,782,078)	(1,720,489)
Foreign translation adjustment	—	27,412	—	110,586
Total comprehensive loss	$(1,871,002)	$(905,530)	$(10,782,078)	$(1,609,903)

Net loss per common shares-basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding-basic and diluted	673,265,280	137,595,793	433,092,859	127,128,572

The accompanying notes are an integral part of these unaudited consolidated financial statements

 Legend Oil and Gas Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(10,782,078)	$(1,720,489)
Loss from discontinued operations	—	(429,450)
Loss from continuing operations	(10,782,078	(1,291,039)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Stock-based compensation	—	821,702
Depletion, depreciation, and amortization	275,421	208,012
Loss on sales of oil and gas properties	892,131	—
Accretion on asset retirement obligation	4,785	23,223
Impairment of oil and gas properties	452,277	—
Amortization of discounts on notes payable	181,067	749,994
Change in fair value of embedded derivative liabilities	6,551,333	(1,392,496)
Changes in operating assets and liabilities:
Accounts receivable	471,824	43,172
Prepaid expenses and other assets	(503,961)	(101,532)
Inventory	(20,237)	—
Accounts payable	821,237	82,680
Accounts payable - related party	(125,667)	—
Other current liabilities	(74,760)	—
Accrued interest	59,247	—
Net cash flows used in operating activities - continuing operations	(1,797,381)	(856,335)
Net cash flows provided by operating activities - discontinued operations	—	792,213
Net cash flows used in operating activities	(1,797,381)	(64,122)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of oil and gas properties	1,665,000	—
Cash paid for the purchase of fixed assets	(473,220)	—
Cash paid for the purchase of Black Diamond Energy Holdings, net cash received of $435,339	(1,064,661)	—
Cash paid for oil and gas properties development costs	(518,418)	(235,540)
Net cash flows provided by investing activities - continuing operations	(391,299)	(235,540)
Net cash flows provided by investing activities - discontinued operations	—	450,316
Net cash flows provided by (used in) investing activities	(391,299)	214,776

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible debt	2,310,000	735,758
Proceeds on notes payable	1,000,000	—
Payments on notes payable	(888,661)	—
Net cash flows used in investing activities - continuing operations	2,421,339	735,758
Net cash flows used in investing activities - discontinued operations	—	(575,741)
Net cash flows provided by financing activities	2,421,339	160,017

Change in cash and cash equivalents before effect of exchange rate changes	232,659	310,671

Effect of exchange rate changes	—	110,586
Net change in cash and cash equivalents	232,659	421,257
Cash and cash equivalents, beginning of period	701,848	64,283
Cash and cash equivalents, end of period	$934,507	$485,540

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,427	$—
Taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Change in estimate of asset retirement obligations	$85,856	$—
Accrual of oil and gas development costs	$231,540	$—
Fair value of derivative liability extinguished upon conversion of preferred stock to common stock	$7,680,000	$—
Conversion of preferred stock to common stock	$600,000	$—
Debt and common stock issued/to be issued for the purchase of Black Diamond Energy Holdings	$3,715,300	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

Legend Oil and Gas Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

(unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF OPERATIONS

 Description of Business

Legend Oil and Gas, Ltd. (the “Company”) has two operating segments including an oil and gas exploration, development and production company and an oil and gas trucking service company.

The Company’s oil and gas property interests are located in the United States (in the States of Kansas and Oklahoma). The Company’s focus is on acquiring producing and non-producing oil and gas interest and developing oil and gas properties that the Company currently owns. During the six months ended June 30, 2015, the Company sold its working interest in two properties locating in Kansas. The Company currently owns working interests in two oil and gas properties, with one property located in Kansas and the second in Oklahoma.

In April 2015, the Company acquired Black Diamond Energy Holdings LLC, a Delaware limited liability company (“Black Diamond”). Black Diamond is a trucking and oil and gas services company that operates in North Dakota.

On May 1, 2015, the Board of Directors approved an amendment to the Company’s Articles of Incorporation. The amendment removed restrictions that prohibited the holder of the Company’s convertible preferred stock from converting and holding more than 19.99% of the Company’s outstanding common stock. Legend’s sole preferred stockholder converted its convertible perpetual preferred stock of 600 shares into common stock totaling 600 million shares. The preferred stockholder now owns approximately 63% of the Company’s common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for 2014 include the accounts of the Company, and our wholly-owned subsidiary Legend Energy Canada Ltd. (“Legend Canada”) for 2014 activity. The consolidated financial statements for the six months ended June 30, 2014 include the accounts of the Company and our wholly owned subsidiary, Black Diamond and its wholly-owned subsidiaries Maxxon Energy, LLC and Treeline Diesel Center, LLC, for the period since acquisition (April 4, 2015) through June 30, 2015. Legend Canada amounts have been deconsolidated due to their discontinued operations and bankruptcy as more fully described in Note 7. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements of the Company, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Legend’s latest Annual Report filed with the SEC on Form 10-K and the Form 8-K/A filed on June 19, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K filed with the SEC on April 6, 2015, have been omitted.

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

Accounts Receivable

Accounts receivable typically consist of oil and gas receivables, as well as customer receivables, and are presented on the consolidated balance sheets net of allowances for doubtful accounts. The Company establishes provisions for losses on accounts receivable for estimated uncollectible accounts and regularly review collectability and establish or adjust the allowance as necessary using the specific identification method. Account balances that are deemed uncollectible are charged off against the allowance. No allowance for doubtful accounts was deemed necessary by management at June 30, 2015 and December 31, 2014.

Comprehensive Income

For operations outside of the U.S. that prepare financial statements in currencies other than U.S. dollars, the Company translates the financial statements into U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical costs. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss). Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments for the three and six month period ended June 30, 2014. There were no foreign currency translation adjustments for the three and six month period ended June 30, 2015.

Inventory

Inventories consist primarily of diesel truck parts. Inventories are stated at the lower of cost or market, using the average cost method. Cost includes the purchase price of the inventory from our vendors. All items are considered raw materials related to service repairs. No impairment of inventory was recorded as of June 30, 2015.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over 5 years. Repairs and maintenance are charged to expense as incurred. Repairs to trucks and trailers that include new equipment that will either increase the value of the equipment or extend the useful life of the equipment are capitalized and depreciated using the straight-line method over 5 years. The Company has estimated salvage values on all equipment at 10% of the equipment’s original cost. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating expenses.

Long-lived assets, such as property and equipment to be held and used in operations, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are grouped at the lowest level at which identifiable cash flows are largely independent when assessing impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Recoverability of long-lived assets is dependent upon, among other things, the Company's ability to continue to achieve profitability in order to meet its obligations when they become due. In the opinion of management, based upon current information, the carrying amount of long-lived assets will be recovered by future cash flows generated through the use of such assets over their respective estimated useful lives.

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

For six months ended June 30, 2015, Legend sold two of its properties (McCune and Piqua), resulting in a loss on the sale of $892,131.

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties in each cost center are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If the cost of oil and gas properties exceeds the ceiling, the excess is reflected as a non-cash impairment charge to earnings. The impairment charge is permanent and not reversible in future periods, even though higher oil and gas prices in the future may subsequently and significantly increase the ceiling amount. There was no impairment charge for the six months ended June 30, 2015. For the six months ended June 30, 2014, the Company recognized impairment on its Canadian oil and gas properties.

Asset Retirement Obligations

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

Oil Hauling and Service Revenue Recognition

Our wholly-owned subsidiary, Black Diamond recognizes revenue based on the relative transit time of the freight transported and as other services are provided. Accordingly, a portion of the total revenue that will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of the freight pickup and delivery service that has been completed at the end of the reporting period. The Company records revenues on the gross basis at amounts charged to its customers because the Company is the primary obligor, a principal in the transaction, it invoices its customers and retains all credit risks, and maintains discretion over pricing. Additionally, the Company is responsible for the selection of third-party transportation providers. Independent contractor providers of revenue equipment are classified as purchased transportation expense on the consolidated statements of operations.

Black Diamond also has a service center which performs repairs and maintenance to our fleet of tractors and trailers, as well as repair and maintenance for independent third party operators. Revenue for third party repairs and corresponding cost of repairs is recorded at the time the repairs are completed.

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

Net Loss Per Common Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period, including contingently redeemable common stock. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding. Potentially dilutive common shares include warrants to purchase shares of common stock (0 and 32,413,067 for the six months ended June 30, 2015 and 2014 respectively), and convertible debentures (39,333,333 and 289,628,300 for the six months ended June 30, 2015 and 2014, respectively).

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred a loss from continuing operations of approximately $10.8 million for the six months ended June 30, 2015, had negative working capital of approximately $11.8 million, and an accumulated deficit of approximately $41.8 million at June 30, 2015. Additionally, the Company is dependent upon obtaining additional debt and/or equity financing to roll-out and scale its planned principal business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACQUISITION OF BLACK DIAMOND

On April 3, 2015, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) with Sher Trucking, LLC (“Sher”), Albert Valentin (“Valentin”) and Steven Wallace (“Wallace”), which made up all of the members of Black Diamond to purchase all of the outstanding membership interests of Black Diamond. The Company paid $1,500,000 in cash to Sher; issued a secured promissory note to Sher in the amount of $2,854,000; issued 90,817,356 shares of the Company’s common stock to Valentin, valued at $526,741; agreed to issue 57,682,644 shares of the Company’s common stock to Wallace valued at $334,559 which, as of this report date, has not been issued by mutual agreement between Wallace and the Company, as such common stock issued may change as a result of the working capital adjustment discussed below. The common stock due Wallace has been recorded as common stock payable in the accompanying financial statements.

The principal amount of the note to Sher bears interest at five percent (5%) per annum and is due and payable in full on April 3, 2016. The note is secured by certain rolling stock trucks and trailers owned by subsidiaries of Black Diamond.

The Company also paid $125,000 to Sher after closing as an advance against an anticipated purchase price adjustment related to the working capital changes of Black Diamond. The post-closing payment has been recorded as a prepaid deposit and will be included into the final purchase price upon the final agreed upon working capital adjustments.

The purchase price is subject to an adjustment based on the amount of net working capital of Black Diamond at closing. In the event the net working capital is either greater than or less than the estimated net working capital at closing, Sher and Wallace will share the positive or negative adjustment. Any adjustment for Sher will be in cash. Any adjustment for Wallace will be a reduction of or increase to the common stock payable to Wallace. This adjustment is in the process of being adjudicated per the MIPA. Any amounts due to or from Sher are unknown at the date of the issuance of these financial statements.

The following tables summarize the purchase price and allocation of the purchase price to the net assets acquired:

Purchase price on April 4, 2015
Cash paid	$1,500,000
Promissory note	2,854,000
Fair value of common stock issued	861,300
Total purchase price	$5,215,300
Fair value of net assets at April 4, 2015
Cash	$435,339
Accounts receivable	1,063,629
Inventory	207,437
Prepaid and other current assets	199,132
Property and equipment	3,855,721
Total assets	5,761,258

Accounts payable	(455,632)
Other current liabilities	(90,326)
Total liabilities	(545,958)
Net assets acquired	$5,215,300

Below are the condensed pro forma statements of operations for Legend and Black Diamond presented as if the entities were combined for the six-month period ended June 30, 2015.

	Historical Legend Oil and Gas, Ltd.	Historical Black Diamond Energy	Combined
Revenue	$240,726	$5,140,348	$5,381,074

Operating expenses:
Cost of service revenue	—	2,406,556	2,406,556
Production expenses	283,046	—	283,046
General and administrative expenses	1,628,745	2,236,476	3,865,221
Depletion, depreciation and amortization expense	85,011	466,694	551,705
Accretion of asset retirement obligation	4,785	—	4,785
Impairment of oil and gas properties	452,277	—	452,277
Loss on sale of oil and gas properties	892,131	—	892,131
Total operating expenses	3,345,995	5,109,726	8,455,721

Net income (loss) from operations	(3,105,269)	30,622	(3,074,647)

Other income (expense):
Interest expense	(703,070)	—	(703,070)
Change in fair value of embedded derivative liabilities	(6,551,333)	—	(6,551,333)
Other Income/Expense	78,537	—	78,537
Total other income (expense)	(7,175,866)	—	(7,175,866)

Net (loss) income	$(10,281,135)	$30,622	$(10,250,513)

Shares outstanding	787,583,273	90,817,356	878,400,629
Net income (loss) per common share	$(0.01)	$0.00	$(0.01)

NOTE 5 – PROPERTY AND EQUIPMENT

	June 30, 2015	December 31, 2014

Drilling rig	$465,000	$465,000
Trucks, trailers, and vehicles	4,120,693	—
Furniture and equipment	208,247	—
Property and equipment, at cost	4,793,940	—
Accumulated depreciation	(235,249)	(11,625)
Property and equipment, net	$4,558,691	$453,375

During the six months ended June 30, 2015, the Company acquired $3,855,721 in property and equipment through the acquisition of Black Diamond. The Company also purchased $473,220 in additional property and equipment during the six months ended June 30, 2015. The Company has assigned a useful life of 5 years to all assets and is depreciating them using the straight-line method less estimated salvage costs. The Company recorded depreciation expense of $223,624 during the six months ended June 30, 2015.

NOTE 6 - OIL AND GAS PROPERTIES

The amount of capitalized costs related to oil and gas properties and the amount of related accumulated depletion, depreciation and amortization are as follows:

	June 30, 2015	December 31, 2014
Oil and gas properties, subject to amortization	$1,268,003	$3,948,679
Accumulated depletion, depreciation and amortization,	(37,957)	(308,763)
Net oil and gas properties, subject to amortization	1,230,046	3,639,916
Oil and gas properties, not subject to amortization	—	—
Total oil and gas properties, net	$1,230,046	$3,639,916

During the six months ended June 30, 2015, the Company sold its Piqua property for approximately $1.5 million, and its McCune property for $165,000. As the sale significantly altered the relationship between the Company’s capitalized costs and its total proved reserves, we recorded a loss on the sale of $892,131. The Company disbursed the proceeds to Hillair Capital Investments LP, the mortgage holder, in the amounts described in Note 11.

During the six months ended June 30, 2015, the Company acquired working interests in the Van Pelt lease for $100,000. The Company incurred development costs on the Van Pelt lease of $402,277 during the six months ended June 30, 2015. At June 30, 2015, the Company determined that the property was impaired and recorded a loss on impairment of $452,277 which reduced the Van Pelt lease to its estimated realizable value of $50,000.

During the six months ended June 30, 2015, the Company incurred drilling and development costs on its Landers and Volunteer lease of $245,444.

During the six months ended June 30, 2015, the Company recorded depletion expense of $51,797.

On January 28, 2014, the Company sold its Inga property located in British Columbia, Canada for net proceeds of CAD$435,000 (USD 450,316). The proceeds from the sale were accounted for as an adjustment to the capitalized costs in the Canadian cost center with no gain or loss recognized.

NOTE 7 – ASSET RETIREMENT OBLIGATION

The following table reconciles the value of the asset retirement obligation for the six months ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Opening balance, January 1	$202,586	$196,767
Additions for purchase of oil and gas properties	85,856	—
Accretion expense	4,785	23,223
Change in estimate	(2,400)	44,657
Reductions for sales of oil and gas properties	(182,242)	—
Ending balance, June 30	$108,585	$264,647

NOTE 8 – RELATED PARTY TRANSACTIONS

Prior to our CEO assuming any role in the Company, including his former Chief Restructuring Officer duties, Northpoint Energy Partners (“NPE”), of which our CEO is a principal, was engaged by the owners of Black Diamond to obtain a buyer for Black Diamond. Our Board of Directors reviewed this agreement between NBE and the sellers, and deemed the acquisition by the Company to be appropriate, and negotiated a brokerage fee with Northpoint of $225,000 to be paid by the Company. Such amount was accrued on the accompanying financial statements as an amount due to a related party.

During the three-month period ended June 30, 2015, the related party amounts due to NPE were reduced by payments of $180,400, with additions for brokerage fees on the acquisition of Black Diamond of $225,000, with a remaining balance due NPE at June 30, 2015 of $451,600.

NOTE 9 – NOTE PAYABLE TO BANK

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

NOTE 10 – NOTES PAYABLE

HILLAIR CAPITAL INVESTMENTS, L.P.- NONCONVERTIBLE NOTES

On January 21, 2015, the Company issued an 8.5% Senior Secured Debenture (the “Debenture”) to Hillair Capital Investments, L.P. in the aggregate amount of $400,000 payable on or before March 1, 2016. The Company has interest payments due to Hillair on the aggregate outstanding principal amount of the Debenture at the rate of 8.5% per annum, payable quarterly on March 1, June 1, September 1 and December 1, beginning on June 1, 2015, After transaction fees of $40,000 which were reduced from the proceeds of the Debenture to Hillair, the net proceeds received by the Company were $360,000. The expenses were recorded as a debt discount and are being amortized over the term of the Debenture. The Company amortized $15,802 of debt discount as additional interest expense for the six months ended June 30, 2015. At June 30, 2015, the principal balance of the Debenture was $400,000.

On April 2, 2015, the Company entered into a Securities Purchase Agreement with Hillair pursuant to which it issued an 8% Original Issue Discount Senior Secured Debenture to the Company in the aggregate amount of $2,499,975, payable in full on May 16, 2016. After taking into account the original issue discount and legal and diligence fees of $549,975 reimbursed to the Hillair, the net proceeds received by the Company was $1,950,000. The Company amortized $119,385 of debt discount as additional interest expense for the six months ended June 30, 2015. At June 30, 2015, the principal balance of the Debenture was $2,499,975.

SHER TRUCKING

On April 3, 2015, as part of the Black Diamond acquisition, the Company entered into a secured promissory note with Sher Trucking in the amount of $2,854,000, with an interest rate of 5% per annum, due in full on April 3, 2016. At June 30, 2015, the balance due on this note is $2,854,000.

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

On January 6, 2015, the Company and NWT R entered into a settlement agreement whereby the Company agreed to repay NWTR $10,000 on or before January 7, 2015, with the remainder payable commencing February 15, 2015, in five (5) monthly installments of $9,168. The Company made total payments of $38,336 on the balance owed to NWTR during the six months ended June 30, 2015, with the amount due on this note of $26,664 at June 30, 2015. This note has no interest provision.

RIG PURCHASE AGREEMENT

The Company purchased a drilling rig at a price of $465,000. This asset purchase was financed through a down payment of $150,000, and a note payable of $315,000, at 6%, per annum, with monthly payments of $18,343, including principal and interest, through April 2016. The Company made total payments for the three months ended June 30, 2015, of approximately $55,000. Principal and interest paid during that period was approximately $52,000 and $3,000, respectively. The balance due on this note is $178,485 at June 30, 2015.

COMMUNITY TRUST BANK

In October 2014, the Company entered into an agreement with Community Trust Bank, for a loan in the amount of $85,100 at 2.4% per annum with regular monthly payments of $1,508 of principal and interest through September 2015 and one balloon payment of $70,400 in October 2015. This note is secured by a certificate of deposit in the amount of $85,000 currently classified as restricted cash. The Company made total payments during the three months ended June 30, 2015 of approximately $7,000 on the principal balance of the loan. The balance due on this note is $75,400 at June 30, 2015.

NOTE 11 – CONVERTIBLE DEBT

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

During the year ended December 31, 2014, JMJ converted $100,000 of the outstanding principal and $7,520 in accrued interest into 20,755,608 shares of the Company’s common stock. The Company also paid $12,500 of the outstanding principal balance. As of June 30, 2015, the balance on the JMJ note payable was $0. The Company recorded $2,475 in interest expense related to the amortization of the debt discount for the six months ended June 30, 2015.

HILLAIR CAPITAL INVESTMENTS, L.P. CONVERTIBLE DEBT

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

On November 13, 2014, the Company and Hillair entered into a debt and warrant restructuring agreement. All of the existing debt outstanding and accrued interest owed to Hillair was restructured and consolidated into one new debenture (the “Restructured Debenture”). The Restructured Debenture has a face value of $6,060,000, with an original issue discount of $60,000, carries an interest rate of 8.5% per annum and is due and payable in one payment on March 1, 2016. Further, in exchange for warrants to purchase an aggregate of 474,258,441 shares of the Company’s common stock currently held by Hillair; Hillair agreed to purchase 600 shares of convertible preferred stock with at a price of $1,000 per share, for a total amount of $600,000 in cash proceeds received in November 2014. On March 30, 2015, the Company received $1,425,000 in net cash proceeds from the sale of its Piqua oil and gas properties. As a condition to secure the security interest in the property held by Hillair, the Company paid the full amount of the proceeds against the principal and accrued interest balances on the Restructured Debenture. Hillair applied $713,429 as a reduction in principal balance, $568,885 as a deposit to apply against accrued interest for the year ending December 31, 2015 and a prepayment penalty of $142,686. The Company amortized $22,911 of debt discount as additional interest expense for the six months ended June 30, 2015. At June 30, 2015, the principal balance of the Debenture was $5,346,571.

On April 28, 2015, the Company entered into a Securities Purchase Agreement with Hillair pursuant to which it issued an 8% Original Issue Discount Senior Secured Convertible Debenture to the Company in the aggregate amount of $840,000, payable in full on May 16, 2016. The Debenture is convertible into up to 28,000,000 shares of common stock at a conversion price of $0.03 per share. After taking into account the original issue discount and legal and diligence fees of $140,000 reimbursed to Hillair, the net proceeds received by the Company was $700,000. The Company amortized $22,969 of debt discount as additional interest expense for the six months ended June 30, 2015. At June 30, 2015, the principal balance of the Debenture was $840,000.

On June 30, 2015, the Company entered into a Securities Purchase Agreement with Hillair pursuant to which it issued an 8% Original Issue Discount Senior Secured Convertible Debenture to the Company in the aggregate amount of $340,000, payable in full on March 1, 2016. The Debenture is convertible into up to 13,333,333 shares of common stock at a conversion price of $0.03 per share. After taking into account the original issue discount and legal and diligence fees of $40,000 reimbursed to Hillair, the net proceeds received by the Company was $300,000. As this Debenture occurred on June 30, 2015, there was no amortization of debt discount recorded, nor was there any interest expense for the period. At June 30, 2015, the principal balance of the Debenture was $340,000.

The Hillair Debentures are all secured by a mortgage, security agreement and financing statement in Kansas granting a lien in certain leases and leasehold estates and any other applicable property of the Company in Kansas to secure the obligations of the Company to the Purchaser evidenced by each Debenture.

NOTE 12 – EMBEDDED DERIVATIVE LIABILITIES

The following table is a reconciliation of embedded derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Beginning balance	$1,128,667	$1,161,284
Conversions	(7,680,000)	—
Changes in fair value	6,551,333	(496,730)
Ending balance	$—	$664,554

At December 31, 2014, the Company determined the non-dilution provision embedded into the convertible perpetual preferred stock resulted in a derivative liability with a fair value of $2,324,184 on the date of issuance. On May 1, 2015, Hillair converted this preferred stock into 600 million shares of the Company¹s common stock at $0.001 per share with a fair value of $7,680,000 based on the market price on the conversion date. As a result of the conversion of all of the Company’s outstanding Series A Convertible Preferred Stock on May 1, 2015, the Company no longer recorded any derivative liabilities at June 30, 2015. The entire embedded derivative liability has been reclassified to both common stock and additional paid in capital as a result of the conversion to 600 million shares of common stock.

During the six months ended June 30, 2014, the Company valued the embedded derivative liabilities of conversion features in convertible notes payable using a Black-Scholes model. A summary of quantitative information with respect to valuation methodology, estimated using a Black-Scholes model, and significant unobservable inputs used for the Company’s embedded derivative liabilities for the six months ended June 30, 2014 is as follows:

Expected dividend yield	—
Strike price	$.0001-.001
Expected stock price volatility	112%
Risk-free interest rate	0.13
Expected term (in years)	0.33

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible Preferred Stock

As of December 31, 2014, the Company had issued and outstanding 600 shares of its convertible preferred stock. This convertible, preferred stock has a 0% dividend rate. The shares of preferred stock are convertible into 600 million shares of the Company¹s common stock at $0.0001 per share, and have a non-dilution provision. The shares were converted to 600 million shares of common stock in May 2015.

Common Stock Issuances

In April 2015, the Company issued 90,817,356 shares of common stock to Albert Valentin as part of its purchase of Black Diamond. The stock had a fair value of $435,924. The fair value of the common stock was determined using the closing price of the shares on the settlement date.

In March 2014, the Company issued 1,220,798 shares of common stock with a fair value of $51,746 to Hillair in payment of accrued interest on convertible debt agreements. The fair value of the common stock was determined using the closing price of the shares on the settlement date

During the six months ended June 30, 2014, the Company issued 54,246,508 shares of common stock to various employees and consultants in exchange for services. The stock had a fair value of $799,100. The fair value of the common stock was determined using the closing price of the shares on the settlement date.

Stock Incentive Plan and Information Statement

On May 15, 2014, the Company created the 2014 Stock Incentive Plan and reserved 40,000,000 shares of common stock for issuance thereunder. The 2014 Stock Incentive Plan also provides the issuance of stock awards and grant of options to purchase shares of the Company’s common stock. The Company did not issue any stock options or warrants during the periods ended June 30, 2015 or 2014. All common stock reserved under this plan has been issued as of the date of this report to either employees, contractors or financial partners of the Company.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

The Company owes $10,766 in delinquent property taxes, penalties, and interest to the state of North Dakota from operations during the year 2012. We entered into a payment plan with the state of North Dakota whereby we pay them $500 per month until the above balance is fully repaid.

On October 28, 2013, RR Donnelly & Sons Company filed a complaint against the Company seeking to collect $68,913, plus interest for services rendered on or before November 30, 2012. This claim has been satisfactorily resolved between the parties, and Legend is remitting $2,500 per month in settlement of this claim, until such balance is fully repaid. During the six months ended June 30, 2015, the Company made principal payments of $15,000. The Company recorded interest of approximately $3,000 on the settlement liability for the six months ended June 30, 2015. As of June 30, 2015, the Company had a principal balance of approximately $42,000 outstanding on the settlement liability.

On June 19, 2014, Cairncross & Hempelmann filed a complaint against the Company seeking to collect $35,787, plus interest for services rendered. This claim has been satisfactorily resolved between the parties, and Legend is remitting $2,000 per month in settlement of this claim, until such balance is fully repaid. During the six months ended June 30, 2015, the Company made principal payments of $12,000. The Company recorded interest of approximately $1,000 on the settlement liability for the six months ended June 30, 2015. As of June 30, 2015, the Company had a principal balance of approximately $11,000 outstanding on the settlement liability.

The Company leases office space on a month-to-month basis, with monthly rental payments due of approximately $2,200.

The Company leases office space, a diesel repair shop, and employee housing under non-cancelable lease agreements. The leases provide that we pay taxes, insurance, utilities, and maintenance expenses related to the leased assets. Future minimum lease payments for these non-cancelable operating leases as of June 30, 2015 are as follows:

2015	$70,300
2016	120,000
2017	90,000
Thereafter	—
Total net minimum payments	$280,300

NOTE 15 – SEGMENT INFORMATION

The Company has the following reporting segments:

Legend is an oil and gas exploration, development and production company. The Company’s oil and gas property interests are located in the United States (in the States of Kansas and Oklahoma). The Company’s focus is on acquiring producing and non-producing oil and gas interest and developing oil and gas properties that the Company currently owns.

Black Diamond is a trucking and oil and gas services company that operates in North Dakota.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performances based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. Legend's reportable segments are strategic business units that offer different technology and marketing strategies.

Below is summarized segment financial data for both Legend and Black Diamond as of and for the three and six months ended June 30, 2015.

Summarized Statements of Operations for the Three Months Ended June 30, 2015	Legend	Black Diamond	Total
Revenue	$70,711	$2,325,758	$2,396,469
Total operating expenses	$1,126,215	$2,823,402	$3,949,617
Operating loss	$(1,055,504)	$(497,644)	$(1,553,148)
Total other income (expense)	$(314,555)	$(3,299)	$(317,854)

Net loss	$(1,370,059)	$(500,943)	$(1,871,002)

Summarized Statements of Operations for the Six Months Ended June 30, 2015	Legend	Black Diamond	Total

Revenue	$240,726	$2,325,758	$2,566,484
Total operating expenses	$3,345,995	$2,823,402	$6,169,397
Operating loss	$(3,105,269)	$(497,644)	$(3,602,913)
Total other income (expense)	$(7,175,866)	$(3,299)	$(7,179,165)

Net loss	$(10,281,135)	$(500,943)	$(10,782,078)

Summarized Balance Sheets at June 30, 2015	Legend	Black Diamond	Total

Total assets	$2,708,312	$5,694,910	$8,403,222
Total liabilities	$13,469,492	$1,096,716	$14,566,208

NOTE 16 – DISCONTINUED OPERATIONS

On May 9, 2014, the Bank of Canada was granted a Consent Receivership Order in Canada, whereby the Bank appointed a receiver to take all legally appropriate means to recover the amounts Legend Canada defaulted on, including the managing of its assets, potential sales of its assets and other strategic measures to appropriately remediate the amounts due to the Bank.

In August 2014, the Company and Bank signed a Mutual Release and Discharge. The Company paid the Bank $250,000 and obtained a release which, among other things, stipulated that the Bank immediately release the guaranty of the Bank’s debt by Legend US, and the Uniform Commercial Code (“UCC”) filing placed by the Bank on Legend US (the parent company guarantee). All such releases were obtained as of December 31, 2014. During the six months ended June 30, 2015 and 2014, Legend Canada did not have ongoing operations. During the six months ended June 30, 2014, the Company impaired certain oil and gas properties held by Legend Canada in the amount of $429,450.

NOTE 17 - SUBSEQUENT EVENTS

On July 16, 2015, the Company entered into a Securities Purchase Agreement with Hillair pursuant to which it issued an 8% Original Issue Discount Senior Secured Convertible Debenture to the Company in the aggregate amount of $340,000, payable in full on March 1, 2016. The Debenture is convertible into up to 11,333,333 shares of Common Stock at a conversion price of $0.03 per share. After taking into account the original issue discount and legal and diligence fees of $40,000 reimbursed to Hillair, the net proceeds received by the Company was $300,000.

In August 2015, we resolved the complaint related to the termination of Marshall Diamond-Goldberg, our former President, Chief Operating Officer and Director. The settlement amount totaled $105,000, payable in seven (7) $15,000 installments, which coincides with his 12 month term of employment as stated in his letter of employment with the Company.

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

Overview of Business

We operate two segments in our business including an oil and gas exploration, development and production company and a trucking services company.

Our oil and gas property interests are located in the United States (in the Piqua region of the State of Kansas). In April 2015, the Company acquired Black Diamond Energy Holdings LLC, a Delaware limited liability company (“Black Diamond”), which is a wholly owned and consolidated subsidiary of the Company. Black Diamond is a trucking and oil and gas services company that operates in North Dakota .

Our business focus for the oil and gas side of the business is to acquire producing and non-producing oil and gas right interests and develop oil and gas properties that we own or in which we have a leasehold interest. We also anticipate pursuing the acquisition of leaseholds and sites within other geographic areas that meet our general investment guidelines and targets. The majority of our operational duties are outsourced to consultants and independent contractors, including for drilling, maintaining and operating our wells, and we maintain a limited in-house employee base.

Our business focus for Black Diamond, the trucking/crude oil hauling company (our wholly owned subsidiary in North Dakota) is to grow the base of our customers and increase revenue and operating income as a result, while growing the number of barrels hauled with existing customers. We are aggressively pursuing new business models and avenues to generate revenue and enhance the existing business model used by Black Diamond.

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

The following table sets forth certain of our oil and gas operating information for the three and six months ended June 30, 2015, and June 30, 2014, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Production Data :
Oil production (bbl)	1,798	1,159	639	55%	6,270	2,376	3,894	164%
Average daily oil production (bbl/d)	19.97	12.88	7.09	55%	34.83	13.10	21.73	166%
Natural gas production (mcf)	—	—	—	—	—	23,751	(23,751)	—
Average daily natural gas production (mcf/d)	—	—	—	—	—	131.20	(131.20)	—
Natural gas liquids production (bbl)	—	—	—	—	—	—	—	—
Average daily natural gas liquids production (bbl/d)	—	—	—	—	—	—	—	—
Total BOE	1,798	1,159	639	55%	6,270	6,335	(64)	-1%
Total BOE/d	19.97	12.88	7.09	55%	34.83	35.19	(0.36)	-1%

Revenue Data:
Oil revenue ($)	70,711	108,661	(37,950)	-35%	240,725	212,747	27,978	13%
Average realized oil sales price ($/bbl)	39.34	93.75	(54.01)	-58%	38.39	89.54	(51.15)	-57%
Gas revenue ($)	—	—	—	—	—	157,061	(157,061)	—
Average realized gas sales price ($/mcf)	—	—	—	—	—	6.61	(7)	—
Natural gas liquids revenue ($)	—	—	—	—	—	—	—	—
Average realized natural gas liquids price ($/bbl)	—	—	—	—	—	—	—	—
Operating expenses:
Production expenses	77,879	20,100	57,779	287%	418,615	125,000	293,615	235%
Average production expenses ($/boe)	43.31	17.34	25.97	148%	66.77	19.73	47.04	238%

Operating Margin ($/boe)	39.34	76.41	(37.07)	-49%	38.39	38.65	(0.26)	-1%

Depreciation, depletion, and amortization	85,011	49,850	(35,161)	-71	145,000	208,012	(63,012)	-30%

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

Production and Revenue

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Product revenues:
Crude oil sales	$70,711	$108,661	(37,950)	-35%	$240,725	$212,747	27,978	88%
Natural gas sales	—	—	—	—	—	157,061	(157,061)	—
Natural gas liquids sales	—	—	—	—	—	—	—	—

Product revenues	$70,711	$108,661	$(37,950)	-35%	$240,725	$369,808	$(129,083)	-35%

The decrease in oil revenue is largely due to the sale of the Piqua and McCune oil and gas properties in the first quarter of 2015. Natural gas revenue decreases were due to asset sales and the production of the Company’s properties being solely oil in the six months ended June 30, 2015. The decrease in liquids revenue is reflective of the asset sales and decreased gas production.

Production

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
Sales Volume :
Crude Oil(bbl)	1,798	1,159	639	55%	6,270	2,376	3,894	164%
Natural Gas(mcf)	0	0	0	—	0	23,751	(23,751)	—
Natural Gas Liquids(bbl)	0	0	0	—	0	0	0	—
Total BOE	1,798	1,159	639	55%	6,270	6,335	(65)	-1%

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

The decrease in oil volumes is largely due to both the oil and gas property sales in the three month period ended March 31, 2015, as well as the asset sales in Canada in the third quarter of 2013.  Natural gas volume decreases were due to asset sales, as well lower production in key areas in Canada such as Berwyn.  The decrease in liquids is reflective of the lower natural gas production in Canada.

Commodity Prices Realized

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales Price:
Crude Oil($/bbl)	$39.34	$93.75	$(54.41)	-58%	$38.39	$89.54	(51.15)	-57%
Natural Gas($/mcf)	0	0	—	—	$—	6.61	(6.61)	—
Natural Gas Liquids($/bbl)	0	0	—	—	$—	0	—	—

The average price per barrel received by Legend during the second quarter of 2015 was $39.33 compared to $93.75 for the second quarter of 2014, reflective of the prices the Company receives in the Kansas area and the global decline in oil prices. The natural gas prices reflect the considerably stronger gas price environment in 2014. Liquids pricing is linked to the oil pricing environment, which leads to the increase in liquids prices. The prices we receive for our oil and natural gas production are determined by the market and heavily influence our revenue, profitability, access to capital and future rate of growth.

Lease Operating Expenses

Lease operating expenses increased on an absolute basis to $77,879 in the second quarter of 2015 from $31,404 in the second quarter of 2014. The increase in lease operating expenses was due to operational issues that arose in the first quarter of 2015, related to freezing weather conditions and our need to repair and maintain certain wells to place them back into production. Lease operating expenses consist of day-to-day operational expenses for production of oil and maintenance and repair expenses for the wells and property.

General and Administrative Expenses

General and administrative expenses were significantly higher in both the three and six months ended June 30, 2015, due to acquisition and integration costs including: professional fees; management fees; travel expenses; office and administrative expenses; and SEC filing expenses. General and administrative expenses increased in the second quarter of 2015, principally due to the acquisition of Black Diamond, and the resulting legal, audit and accounting fees, as well as added staff, benefits and travel.

Depletion, depreciation, amortization and impairment

The Company incurred $219,137 for depreciation, depletion, and amortization for the three months ended June 30, 2015 ($49,850 for the same period during 2014), reflective of the acquisition and consolidation of Black Diamond. Depreciation, depletion and amortization for the six months ended June 30, 2015 is $275,421 ($208,012 for the same period during 2014).  The Company also incurred $452,277 in non-cash impairment charges during the six-month period ended June 30, 2014.

Accretion expense

For the three months ended June 30, 2015 the Company had accretion expense of $2,400 ($8,549 in second quarter 2014) related to the Company’s asset retirement obligations.  For the six months ended June 30, 2015 accretion was $4,785 compared to $23,223 in 2014.  The reduction in accretion expense is consistent with the level of asset retirement obligations during the periods, other than any impairment.

Interest expense

Interest expense was $393,553 for the three months ended June 30, 2015 ($887,853 in second quarter 2014).  For the year to date periods, 2015 interest expense is $703,531, compared to $1,339,238 in 2014 for the corresponding period.  Interest expense for the periods presented are principally the result of interest expense accrued on both convertible and other term debt, as well as amortization of original issue discounts.

Net loss

The Company recorded a net loss of $1,871,002 in the three month period ended June 30, 2015, and $10,782,078 for the six months ended June 30, 2015, as compared to the net loss of $905,530 and $1,609,903 in the corresponding periods in 2014. The changes between the years are principally due to the expense of approximately $6,551,333 related to the embedded derivative liability recorded in the quarter ended March 31, 2015.

Liquidity and Capital Resources

Liquidity

 We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through 2015. We are in the early stages of acquisition and development of certain oil and gas leaseholds, have acquired a crude oil hauling company in North Dakota, and we have been funded primarily by a combination of equity issuances and borrowing under loan agreements and to a lesser extent by operating cash flows, to execute on our business plan. On April 3, 2015, we acquired Black Diamond/Maxxon, which is a last mile oil trucking/hauling business.  Black Diamond operated in a cash flow positive manner during April and May 2015. However, due to well maintenance at our major customer, our revenue for June declined unexpectedly, resulting in negative operating cash flows. However, management believes that based on various cost reductions put in place during July 2015, as well as increased and normalized revenue as well as cash flows that commenced in August 2015, will result positively at Black Diamond adding to the Company’s overall cash flow availability assisting in funding overall corporate operations. If volumes and revenue do not continue consistent with the current rates of August 2015, we may be at break-even rates or lower, depending on hauling volumes and revenue. Should this be the case, we would require additional operating funding in amounts which are not yet determinable. At June 30, 2015, we had cash and cash equivalents totaling $934,507.

However, should the Company seek additional financing to fund operations, such financings may not be available and the terms of the financing may only be available on unfavorable terms.

We anticipate entering into discussions with Hillair to extend payment terms on the debentures due them within the next nine (9) months due to the uncertainty of our ability to repay the debentures at their stated maturity dates. The uncertainties relating to the Company’s ability to repay the obligations Hillair (and to execute the Company’s business plan) continue to raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company be unable to continue as a going concern.

The following table summarizes our cash flows from continuing operations for the six months ended June 30, 2015 and 2014, respectively:

	For the six months ended June 30,
	2015	2014
Net cash flows from in operating activities	$(1,797,381)	$(64,122)
Net cash flows from investing activities	(391,299)	214,776
Net cash flows from financing activities	2,421,339	160,017
Effect of exchange rate changes	—	110,586
Net change in cash during period	$232,659	$421,457

Cash from Operating Activities

Cash used in operating activities was $1,797,381 for  the six months ended June 30, 2015, as compared to $64,122 in the six months ended June 30, 2014. The increase in cash used in operating activities is due to significant expenses that resulted from the Black Diamond acquisition. Such operating costs include professional fees totaling approximately $285,000, compensation costs of over $425,000 for both the Company and Black Diamond, brokerage fees of approximately $225,000, a legal settlement of $105,000 with the former President and Chief Operating Officer, other extraordinary costs as a result of our acquisition of Black Diamond, as well as other general and administrative expenses we incurred during the quarter ended June 30, 2015

Cash from Investing Activities

Cash used in investing activities for the six months ended June 30, 2015 was $391,299 as compared to $214,776 during the six months ended June 30, 2014. The cash flows used in investing activities for 2015 include cash received from the sale of two oil and gas properties in the first quarter of approximately $1.7 million, acquisition of fixed assets of approximately $473,000, net cash paid for the purchase of Black Diamond of approximately $1.5 million, and costs incurred of approximately $889,000 for the development of oil and gas properties.

Cash from Financing Activities

Total net cash provided by financing activities was $2,421,339 for the six months ended June 30, 2015, consisting of repayment of bank debt, offset by proceeds of notes payable to Hillair. Total net cash from financing activities in the six months ended June 30, 2014 was $160,017, due to repayment to the Bank upon sale of the Inga Canadian property, and financing inflows of $660,758, due to the issuance of Hillair debentures.

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

Management has hired a corporate Controller and is integrating the accounting and administrative staff of Black Diamond/Maxxon, which is expected to significantly enhance internal control for the Company.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the six months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1	LEGAL PROCEEDINGS

In August 2015, we resolved the complaint related to the termination of Marshall Diamond-Goldberg, our former President, Chief Operating Officer and Director. The settlement amount totaled $105,000, payable in seven (7) $15,000 installments, which coincides with his 12-month term of employment as stated in his letter of employment with the Company.

ITEM 1A	RISK FACTORS

No material changes.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2015, Hillair converted their 600 shares of preferred stock into 600 million shares of the Company’s common stock.

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

LEGEND OIL AND GAS, LTD.

Dated: August 19, 2015	By:	/s/ Andrew S. Reckles
Andrew S. Reckles
Chief Executive Officer
(Principal Executive Officer)

Dated: August 19, 2015	By:	/s/ Warren S. Binderman
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

