Form 10-Q
period 2015-09-30
Legend Oil & Gas, Ltd.
filed 2015-11-20
CIK 1140414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

______________________

FORM 10-Q

______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 20, 2015, the registrant had 936,083,273 shares of its common stock, par value $0.001 per share, issued and outstanding.

LEGEND OIL AND GAS, LTD.

FORM 10-Q

For the Quarterly Period ended September 30, 2015

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q ("Report") to "we," "us," "our," "Legend" and the "Company" are to Legend Oil and Gas, Ltd., a Colorado corporation, and references in this Report to "Legend Canada" are to Legend Energy Canada, Ltd., a wholly-owned subsidiary of the Company. All references to "Wi2Wi" are to Wi2Wi Corporation, formerly International Sovereign Energy Corp., an Alberta, Canada corporation. Unless otherwise indicated, references herein to "$" or "dollars" are to United States dollars. All references in this Current Report to "CA$" are to Canadian dollars. All financial information with respect to the Company has been presented in United States dollars in accordance with U.S generally accepted accounting principles.

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to pay off our Senior Secured Convertible Debentures to Hillair Capital Investments, L.P (“Hillair”);
•	Our ability to fund our 2015 drilling and development plan;
•	Our ability to obtain buyers on terms favorable to us, in the event that we were to seek to sell certain of our oil and gas interests;
•	Our loss of any major customer or customers;
•	Our ability to manage adverse environmental matters that could result as part of our crude oil hauling business or from our oil and gas properties;
•	Our ability to manage potential regulatory matters from the U.S. Department of Transportation or other government agencies that could hinder our ability to operate;
•	Our ability to retain the services of our President and Chief Financial Officer, and other key personnel, the loss of which could materially impair our business plan;
•	Changes in estimates of our crude oil and natural gas reserves and depletion rates;
•	Our ability to control or reduce operating expenses and manage unforeseen costs;
•	Our reliance on third-party contractors in performing the majority of our operations, which could make management of our drilling and production efforts inefficient or unprofitable;
•	Our ability to maintain our existing property leases and acquire rights on properties that we desire;
•	Changes in commodity prices for crude oil and natural gas;
•	Environmental risks from operations of our wells;
•	Our ability to compete successfully against larger, well-funded, established oil and gas companies;
•	Our ability to comply with the many regulations to which our business is subject; and
•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances.

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

PART I – FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED FINANCIAL STATEMENTS

Legend Oil and Gas, Ltd.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$567,266	$701,848
Restricted cash	85,000	85,000
Accounts receivable	207,498	72,406
Prepaid expenses	239,199	—
Prepaid interest	147,609	—
Other current assets	264,575	—
Total Current Assets	1,511,147	859,254

Property, plant and equipment net	4,327,896	453,375
Oil and gas properties – net (full cost method)	1,301,289	3,639,916

Total Assets	$7,140,332	$4,952,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,248,419	$52,413
Accounts payable-related party	—	577,000
Accrued interest	232,001	50,427
Short term debt	11,033,868	—
Convertible debt	1,271,531	—
Current portion of long term debt	—	409,856
Common stock payable	334,559	—
Other current liabilities	7,157	—
Total Current Liabilities	14,127,535	1,089,696

Embedded derivative liabilities	—	1,128,667
Long term debt, net of debt discount of $0 and $53,924, respectively	—	6,119,245
Asset retirement obligations	121,913	202,586
Total Liabilities	14,249,448	8,540,194

Stockholders’ Deficit
Preferred stock – 99,999,400 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Series A convertible preferred stock - 600 shares authorized; $0.001 par value; 0 and 600 shares issued and outstanding, respectively	—	—
Common stock – 1,000,000,000 shares authorized; $0.001 par value; 878,400,629 and 187,583,273 shares issued and outstanding, respectively	878,400	187,583
Additional paid-in capital	34,743,105	27,227,181
Accumulated deficit	(42,730,621)	(31,002,413)
Total Stockholders’ Deficit	(7,109,116)	(3,587,649)

Total Liabilities and Stockholders’ Deficit	$7,140,332	$4,952,545

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legend Oil and Gas, Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Service revenue	$1,148,708	$—	$3,474,466	$—
Oil and gas revenue	81,843	217,868	322,569	624,275
Total Revenue	1,230,551	217,868	3,797,035	624,275

Operating Expenses:
Cost of service revenue	1,071,639	—	2,195,184	—
Production expenses	115,780	73,413	398,826	262,923
General and administrative	337,211	2,389,630	3,475,403	3,719,589
Depletion, depreciation, and amortization	250,984	64,000	526,405	263,512
Accretion of asset retirement obligations	13,328	—	18,113	31,723
Impairment of oil and gas property	—	151,199	452,277	580,649
Loss on sale of oil and gas properties	—	—	892,131	—
(Gain) on disposal of property, plant and equipment	(9,455)	—	(9,455)	—
Total Operating Expenses	1,779,487	2,678,242	7,948,884	4,858,396

Operating Loss	(548,936)	(2,460,374)	(4,151,849)	(4,234,121)

Other Income (Expense):
Interest expense	(430,765)	(265,988)	(1,134,296)	(1,605,226)
Loss on conversion of debt	—	(62,741)	—	(62,741)
Change in fair value of embedded derivative liabilities	—	(231,212)	(6,551,333)	1,161,284
Other income (expense)	33,571	—	109,270	—
Total Other Income (Expense)	(397,194)	(559,941)	(7,576,359)	(506,683)

Loss from continuing operations	(946,130)	(3,020,315)	(11,728,208)	(4,740,804)
Income from discontinued operations	—	3,312,742	—	3,312,742
Net income (loss)	$(946,130)	$292,427	$(11,728,208)	$(1,428,062)

Basic net income (loss) per common shares	$(0.00)	$0.00	$(0.02)	$(0.01)
Diluted net income (loss) per common shares	$(0.00)	$0.00	$(0.02)	$(0.01)

Weighted average number of common shares outstanding:
Basic	878,400,629	164,810,840	582,612,256	152,563,277
Diluted	878,400,629	435,082,264	582,612,256	152,563,277

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legend Oil and Gas, Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,728,208)	$(1,428,062)
Income from discontinued operations	—	(3,312,742)
Loss from continuing operations	(11,728,208)	(4,740,804)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock-based compensation	—	835,665
Depletion, depreciation, and amortization	526,405	263,512
Accretion on asset retirement obligation	18,113	31,723
Impairment of oil and gas properties	452,277	580,649
Loss on sale of oil and gas properties	892,131	—
Gain on disposal of property, plan and equipment	(9,455)	—
Amortization of discounts on notes payable	373,771	184,135
Change in fair value of embedded derivative liabilities	6,551,333	(1,161,284)
Loss on conversion of debt	—	62,741
Changes in operating assets and liabilities:
Accounts receivable	928,537	(12,182)
Prepaid expenses and other assets	(348,430)	45,877
Prepaid interest	—	64,225
Other current assets	(103,821)	3,740
Inventory	207,437	—
Accounts payable	486,876	(222,810)
Accounts payable-related party	(577,171)	—
Other current liabilities	(83,169)	—
Accrued interest payable	181,574	—
Net cash flows from operating activities - continuing operations	(2,231,800)	(4,064,813)
Net cash flows provided by operating activities - discontinued operations	—	—
Net cash flows used in operating activities	(2,231,800)	(4,064,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of oil and gas properties	1,665,000	450,318
Proceeds from sale of property, plant and equipment	21,355	—
Cash paid for the purchase of Black Diamond Energy Holdings, net cash received of $435,339	(1,064,661)	—
Cash paid for oil and gas properties development costs	(585,295)	(206,843)
Cash paid for equipment	(487,468)	—
Net cash flows provided by (used in) investing activities - continuing operations	(451,069)	243,475
Net cash flows provided by investing activities - discontinued operations	—	—
Net cash flows provided by (used in) investing activities	(451,069)	243,475

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term convertible debt	1,200,000	—
Proceeds from short term debt	2,310,000	—
Proceeds from notes payable	—	5,043,916
Payments on short term debt	(961,713)	—
Payments on notes payable	—	(10,000)
Net cash flows provided by investing activities - continuing operations	2,548,287	5,033,916
Net cash flows provided by used in investing activities - discontinued operations	—	—
Net cash flows provided by financing activities	2,548,287	5,033,916

Change in cash and cash equivalents before effect of exchange rate changes	(134,582)	1,212,578
Effect of exchange rate changes	—	110,586
Net change in cash and cash equivalents	(134,582)	1,323,164
Cash and cash equivalents, beginning of period	701,848	64,283
Cash and cash equivalents, end of period	567,266	1,387,447

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,453	$17,628
Taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in estimate of asset retirement obligations	$85,856	$36,157
Accrual of oil and gas development costs	$251,505	$—
Fair value of derivative liability extinguished upon conversion of preferred stock to common stock	$7,680,000	$1,162,750
Conversion of preferred stock to common stock	$600,000	$—
Debt and common stock issued/to be issued for the purchase of Black Diamond Energy Holdings	$3,715,300	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legend Oil and Gas Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF OPERATIONS

Description of Business

Legend Oil and Gas, Ltd. (the “Company”) has two operating segments which include an oil and gas exploration, development and production company and an oil and gas trucking company.

The Company’s oil and gas property interests are located in the United States (in the States of Kansas and Oklahoma). The Company’s focus is on acquiring producing and non-producing oil and gas interests and developing oil and gas properties that the Company currently owns. During the nine months ended September 30, 2015, the Company sold its working interests in two properties located in Kansas. The Company currently owns working interests in two oil and gas properties, with one property located in Kansas and the second in Oklahoma.

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

Subsequent to September 30, 2015, the Company sold its remaining oil and gas properties and no longer participates in oil and gas producing activities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for 2014 include the accounts of the Company, and our wholly-owned subsidiary Legend Energy Canada Ltd. (“Legend Canada”) for 2014 activity. The consolidated financial statements for the nine months ended September 30, 2015 include the accounts of the Company and our wholly owned subsidiary, Black Diamond and its wholly-owned subsidiaries Maxxon Energy, LLC and Treeline Diesel Center, LLC, for the period since acquisition (April 4, 2015) through September 30, 2015. Legend Canada amounts have been deconsolidated due to their discontinued operations and bankruptcy as more fully described in Note 16. Intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable typically consist of oil and gas receivables, as well as customer receivables, and are presented on the consolidated balance sheets net of allowances for doubtful accounts. The Company establishes provisions for losses on accounts receivable for estimated uncollectible accounts and regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. Account balances that are deemed uncollectible are charged off against the allowance. No allowance for doubtful accounts was deemed necessary by management at September 30, 2015 or December 31, 2014.

Comprehensive Income

For operations outside of the U.S. that prepare financial statements in currencies other than U.S. dollars, the Company translates the financial statements into U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical costs. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss). Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments for the three and nine-month period ended September 30, 2014. There were no foreign currency translation adjustments for the three and nine-month period ended September 30, 2015.

Inventory

Inventories consist primarily of diesel truck parts for repairs to the Company’s fleet and for third parties. Inventories are stated at the lower of cost or market, using the average cost method. Cost includes the purchase price of the inventory from our vendors. All items are considered raw materials related to service repairs. For the nine months ended September 30, the Company wrote off inventories of approximately $130,000 to cost of service revenue because the Company expected no future sale of the inventories.

Prepaid Expense

Prepaid expenses consist primarily of prepaid insurance premium and prepaid interest expense. The Company amortize the prepayment over usage period.

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

Long-lived assets, such as property and equipment to be held and used in operations, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are grouped at the lowest level at which identifiable cash flows are largely independent when assessing impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Recoverability of long-lived assets is dependent upon, among other things, the Company’s ability to continue to achieve profitability in order to meet its obligations when they become due. In the opinion of management, based upon current information, the carrying amount of long-lived assets will be recovered by future cash flows generated through the use of such assets over their respective estimated useful lives.

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

For the nine months ended September 30, 2015, Legend sold two of its properties (McCune and Piqua), resulting in a loss on the sale of $892,131.

Full Cost Ceiling Test

At the end of each quarterly reporting period, the cost of oil and gas properties in each cost center are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If the cost of oil and gas properties exceeds the ceiling, the excess is reflected as a non-cash impairment charge to earnings. The impairment charge is permanent and not reversible in future periods, even though higher oil and gas prices in the future may subsequently and significantly increase the ceiling amount. For the nine months ended September 30, 2015, the Company recognized impairment loss of $452,277 on its Van Pelt lease. For the nine months ended September 30, 2014, the Company recognized impairment on its Canadian oil and gas properties.

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

Oil Hauling and Service Revenue Recognition

Our wholly-owned subsidiary, Black Diamond, recognizes revenue based on the relative transit time of the freight transported and as other services are provided. Accordingly, a portion of the total revenue that will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of the freight pickup and delivery service that has been completed at the end of the reporting period. The Company records revenues on the gross basis at amounts charged to its customers because the Company is the primary obligor, a principal in the transaction, it invoices its customers and retains all credit risks, and maintains discretion over pricing. Additionally, the Company is responsible for the selection of third-party transportation providers. Independent contractor providers of revenue equipment are classified as purchased transportation expense in the consolidated statements of operations.

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

Net Income (Loss) Per Common Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period, including contingently redeemable common stock. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding. Potentially dilutive common shares include warrants to purchase shares of common stock and convertible debentures.

	For the Three Months Ended		For the Nine Months Ended
	9/30/2014		9/30/2014
	2015	2014	2015	2014

Numerator:
Net income (loss) available to common shareholders	$(946,130)	$292,427	$(11,728,208)	$(1,428,062)
Effect of common stock equivalents
Add: interest expense on convertible debt	—	25,206	—	—
Less: tax effect of decrease interest expense	—	(8,822)	—	—
Net income (loss) adjusted for common stock equivalents	(946,130)	308,811	(11,728,208)	(1,428,062)
Denominator:
Weighted average shares - basic	878,400,629	164,810,840	582,612,256	152,563,277
Dilutive effect of common stock equivalents:
Options	—	225,471,424	—	—
Convertible Debt	—	44,800,000	—	—
Weighted average shares – diluted	878,400,629	435,082,264	582,612,256	152,563,277
Net income (loss) per share – basic	$(0.00)	$0.00	$(0.02)	$(0.01)
Net income (loss) per share – diluted	$(0.00)	$0.00	$(0.02)	$(0.01)
Potentially dilutive of common stock equivalents:
Options	—	—	—	165,795,901
Convertible Debt	46,533,333	—	46,533,333	20,348,718
Common stock payable	57,682,644	—	57,682,644	—

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred a loss from continuing operations of approximately $11.73 million for the nine months ended September 30, 2015, had negative working capital of approximately $12.5 million, and stockholders’ deficit of approximately $7.1 million at September 30, 2015. Additionally, the Company is dependent upon obtaining additional debt and/or equity financing to roll-out and scale its planned principal business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to these matters consist principally of seeking additional debt and/or equity financing or restructuring its existing debt combined with expected cash flows from its trucking operations and its current oil and gas assets held. There can be no assurance that the Company’s efforts will be successful. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 – ACQUISITION OF BLACK DIAMOND

On April 3, 2015, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) with Sher Trucking, LLC (“Sher”), Albert Valentin (“Valentin”) and Steven Wallace (“Wallace”), which made up all of the members of Black Diamond to purchase all of the outstanding membership interests of Black Diamond. The Company paid $1,500,000 in cash to Sher; issued a secured promissory note to Sher in the amount of $2,854,000; issued 90,817,356 shares of the Company’s common stock to Valentin, valued at $526,741; agreed to issue 57,682,644 shares of the Company’s common stock to Wallace valued at $334,559 which was issued in November 2015. The common stock due Wallace has been recorded as common stock payable in the accompanying financial statements at September 30, 2015.

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

Below are the condensed pro forma statements of operations for Legend and Black Diamond presented as if the entities were combined for the nine-month period ended September 30, 2015:

	Historical Legend Oil and Gas, Ltd	Historical Black Diamond Energy	Pro Forma Combined
Revenue	$322,569	$6,289,056	$6,611,625

Operating expenses:
Cost of service revenue	—	3,989,227	3,989,227
Production expenses	398,826	—	398,826
General and administrative expenses	1,671,755	2,019,642	3,691,397
Depletion, depreciation and amortization expense	119,454	683,238	802,692
Accretion of asset retirement obligation	18,113	—	18,113
Impairment of oil and gas properties	452,277	—	452,277
Loss on sale of assets	892,131	—	892,131
Total operating expenses	3,552,556	6,692,107	10,244,663

Net loss from operations	(3,229,987)	(403,051)	(3,633,038)

Other income (expense):
Interest expense	(1,133,187)	(648)	(1,133,835)
Change in fair value of embedded derivative liabilities	(6,551,333)	—	(6,551,333)
Other Income	109,270	12,293	121,563
Total other income (expense)	(7,575,250)	11,645	(7,563,605)

Net loss	$(10,805,237)	$(391,406)	$(11,196,643)

Shares outstanding	787,583,273	90,817,356	878,400,629
Net loss per common share	(0.01)	—	(0.01)

NOTE 5 – PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2015	2014
Drilling rig	$465,000	$465,000
Trucks, trailers, and vehicles	4,101,695	—
Furniture and equipment	228,496	—
Property and equipment, at cost	4,795,191	465,000
Accumulated depreciation	(467,295)	(11,625)
Property and equipment, net	$4,327,896	$453,375

The Company has assigned a useful life of 5 years to all assets and is depreciating them using the straight-line method less estimated salvage costs. The Company recorded depreciation expense of $456,772 during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company acquired $3,855,721 in property and equipment through the acquisition of Black Diamond. The Company also purchased $487,468 in additional property and equipment during the nine months ended September 30, 2015. In September 2015, the Company sold equipment with a carrying value of approximately $11,900 to a third party for cash of $21,355. The Company recognized a gain from disposal of property and equipment of $9,455.

NOTE 6 – OIL AND GAS PROPERTIES

The amount of capitalized costs related to oil and gas properties and the amount of related accumulated depletion, depreciation, and amortization are as follows:

	September 30,	December 31,
	2015	2014
Oil and gas properties, subject to amortization	$1,307,082	$3,948,679
Accumulated depletion, depreciation and amortization	(55,793)	(308,763)
Net oil and gas properties, subject to amortization	1,251,289	3,639,916
Oil and gas properties, not subject to amortization	50,000	—
Total oil and gas properties, net	$1,301,289	$3,639,916

During the nine months ended September 30, 2015, the Company sold its Piqua property for approximately $1.5 million, and its McCune property for $165,000. As the sale significantly altered the relationship between the Company’s capitalized costs and its total proved reserves, we recorded a loss on the sale of approximately $892,131. The Company disbursed the proceeds to Hillair Capital Investments LP, the mortgage holder, in the amounts described in Note 11.

During the nine months ended September 30, 2015, the Company acquired working interests in the Van Pelt lease for $100,000. The Company incurred development costs on the Van Pelt lease of $402,277 during the nine months ended September 30, 2015. At June 30, 2015, the Company determined that the property was impaired and recorded a loss on impairment of $452,277 which reduced the Van Pelt lease to its estimated realizable value of $50,000.

During the nine months ended September 30, 2015, the Company incurred drilling and development costs on its Landers and Volunteer lease of $334,523.

During the nine months ended September 30, 2015, the Company recorded depletion expense of $69,633.

NOTE 7 – ASSET RETIREMENT OBLIGATION

The following table reconciles the value of the asset retirement obligations for the nine months ended September 30, 2015 and 2014:

	September 30,	September 30,
	2015	2014
Opening balance, January 1	$202,586	$196,767
Additions for purchase of oil and gas properties	85,856	36,157
Accretion expense	18,113	31,723
Change in estimate	(2,400)	—
Reductions for sales of oil and gas properties	(182,242)	—
Ending balance, September 30	$121,913	$264,647

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

During the nine-month period ended September 30, 2015, the related party amounts due to NPE were reduced by payments of $180,400, with additions for brokerage fees on the acquisition of Black Diamond of $55,000, with a remaining balance due NPE of $451,600. In July 2015, NPE agreed to forgive the payable of $451,600. During the nine months ended September 30, 2015, the Company reduced its general and administrative expense by $451,600. As of September 30, 2015, there was no payable due to related party.

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

NOTE 10 – NOTES PAYABLE

HILLAIR CAPITAL INVESTMENTS, L.P.- NONCONVERTIBLE NOTES

On January 21, 2015, the Company issued an 8.5% Senior Secured Debenture (the “Debenture”) to Hillair Capital Investments, L.P. in the aggregate amount of $400,000 payable on or before March 1, 2016. The Company has interest payments due to Hillair on the aggregate outstanding principal amount of the Debenture at the rate of 8.5% per annum, payable quarterly on March 1, June 1, September 1 and December 1, beginning on June 1, 2015, After transaction fees of $40,000 which were reduced from the proceeds of the Debenture to Hillair, the net proceeds received by the Company were $360,000. The expenses were recorded as a debt discount and are being amortized over the term of the Debenture. The Company amortized $24,889 of debt discount as additional interest expense for the nine months ended September 30, 2015. At September 30, 2015, the principal balance of the Debenture was $400,000.

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

On November 13, 2014, the Company and Hillair entered into a debt and warrant restructuring agreement. All of the existing debt outstanding and accrued interest owed to Hillair was restructured and consolidated into one new debenture (the “Restructured Debenture”). The Restructured Debenture has a face value of $6,060,000, with an original issue discount of $60,000, carries an interest rate of 8.5% per annum and is due and payable in one payment on March 1, 2016. Further, in exchange for warrants to purchase an aggregate of 474,258,441 shares of the Company’s common stock currently held by Hillair. Hillair agreed to purchase 600 shares of convertible preferred stock with at a price of $1,000 per share, for a total amount of $600,000 in cash proceeds received in November 2014. On March 30, 2015, the Company received $1,425,000 in net cash proceeds from the sale of its Piqua oil and gas properties. As a condition to secure the security interest in the property held by Hillair, the Company paid the full amount of the proceeds against the principal and accrued interest balances on the Restructured Debenture. Hillair applied $713,429 as a reduction in principal balance, $568,885 as a deposit to apply against accrued interest for the year ending December 31, 2015 and a prepayment penalty of $142,686. The Company amortized $34,557 of debt discount as additional interest expense for the nine months ended September 30, 2015. At September 30, 2015, the principal balance of the Debenture was $5,346,571.

On April 2, 2015, the Company entered into a Securities Purchase Agreement with Hillair pursuant to which it issued an 8% Original Issue Discount Senior Secured Debenture to the Company in the aggregate amount of $2,499,975, payable in full on May 16, 2016. After taking into account the original issue discount and legal and diligence fees of $549,975 reimbursed to the Hillair, the net proceeds received by the Company was $1,950,000. The Company amortized $242,794 of debt discount as additional interest expense for the nine months ended September 30, 2015. At September 30, 2015, the principal balance of the Debenture was $2,499,975.

SHER TRUCKING

On April 3, 2015, as part of the Black Diamond acquisition, the Company entered into a secured promissory note with Sher Trucking in the amount of $2,854,000, with an interest rate of 5% per annum, due in full on April 3, 2016. At September 30, 2015, the principal balance of this note is $2,854,000.

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

On January 6, 2015, the Company and NWTR entered into a settlement agreement whereby the Company agreed to repay NWTR $10,000 on or before January 7, 2015, with the remainder payable commencing February 15, 2015, in five (5) monthly installments of $9,168. The Company made total payments of $38,336 on the balance owed to NWTR during the nine months ended September 30, 2015, with the amount due on this note of $26,664. This note has no interest provision.

RIG PURCHASE AGREEMENT

The Company purchased a drilling rig at a purchase price of $465,000. This asset purchase was financed through a down payment of $150,000, and a note payable of $315,000, at 6%, per annum, with monthly payments of $18,343, including principal and interest, through April 2016. The Company made total payments for the nine months ended September 30, 2015, of approximately $165,000. Principal and interest paid during that period was approximately $158,000 and $7,000, respectively. The principal balance of this note is $123,456 at September 30, 2015.

COMMUNITY TRUST BANK

In October 2014, the Company entered into an agreement with Community Trust Bank, for a loan in the amount of $85,100 at 2.4% per annum with regular monthly payments of $1,508 of principal and interest through September 2015 and one balloon payment of $70,400 in October 2015. This note is secured by a certificate of deposit in the amount of $85,000 currently classified as restricted cash. The Company made total payments during the three months ended September 30, 2015 of approximately $11,500 on the principal balance of the loan. The principal balance of this note was $70,877 at September 30, 2015, and was fully paid in October 2015.

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

During the year ended December 31, 2014, JMJ converted $100,000 of the outstanding principal and $7,520 in accrued interest into 20,755,608 shares of the Company’s common stock. The Company also paid $12,500 of the outstanding principal balance. As of September 30, 2015, the balance on the JMJ note payable was $0. The Company recorded $2,475 in interest expense related to the amortization of the debt discount for the nine months ended September 30, 2015.

HILLAIR CAPITAL INVESTMENTS, L.P. CONVERTIBLE DEBT

On April 28, 2015, the Company entered into a Securities Purchase Agreement with Hillair pursuant to which it issued an 8% Original Issue Discount Senior Secured Convertible Debenture to the Company in the aggregate amount of $840,000, payable in full on May 16, 2016. The debenture is convertible into up to 28,000,000 shares of Common Stock at a conversion price of $0.03 per share. After taking into account the original issue discount and legal and diligence fees of $50,000 reimbursed to the Purchaser, the net proceeds received by the Company was $700,000. The Company amortized $22,969 of debt discount as additional interest expense for the nine months ended September 30, 2015. At September 30, 2015, the principal balance of the debenture was $840,000.

On June 30, 2015, the Company entered into a Securities Purchase Agreement with Hillair pursuant to which it issued an 8% Original Issue Discount Senior Secured Convertible Debenture to the Company in the aggregate amount of $340,000, payable in full on March 1, 2016. The debenture is convertible into up to 11,333,333 shares of Common Stock at a conversion price of $0.03 per share. After taking into account the original issue discount and legal and diligence fees of $40,000 reimbursed to the Purchaser, the net proceeds received by the Company was $300,000. The Company amortized $15,020 of debt discount as additional interest expense for the nine months ended September 30, 2015. At September 30, 2015, the principal balance of the debenture was $340,000.

On July 17, 2015, the Company entered into a Securities Purchase Agreement with Hillair pursuant to which it issued an 8% Original Issue Discount Senior Secured Convertible Debenture to the Company in the aggregate amount of $216,000, payable in full on March 1, 2016. The debenture is convertible into up to 7,200,000 shares of Common Stock at a conversion price of $0.03 per share. After taking into account the original issue discount and legal and diligence fees of $16,000 reimbursed to Hillair, the net proceeds received by the Company was $200,000. At September 30, 2015, the principal balance of the debenture was $216,000.

The Hillair Debentures are all secured by a lien in certain leases and leasehold estates and any other applicable property of the Company in Kansas to secure the obligations of the Company to the Purchaser evidenced by each Debenture.

NOTE 12 – EMBEDDED DERIVATIVE LIABILITIES

The following table is a reconciliation of embedded derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 and 2014:
	September 30,	September 30,
	2015	2014
Beginning balance	$1,128,667	$1,161,284
Additional issuances	—	2,773,516
Conversions	(7,680,000)	—
Changes in fair value	6,551,333	(1,161,284)
Ending balance	$—	$2,773,516

At December 31, 2014, the Company determined the non-dilution provision embedded into the convertible perpetual preferred stock resulted in a derivative liability with a fair value of $2,324,184 on the date of issuance. On May 1, 2015, Hillair converted this preferred stock into 600 million shares of the Company¹s common stock at $0.001 per share with a fair value of $7,680,000 based on the market price on the conversion date. As a result of the conversion of all of the Company’s outstanding Series A Convertible Preferred Stock on May 1, 2015, the Company no longer recorded any derivative liabilities at September 30, 2015. The entire embedded derivative liability has been reclassified to both common stock and additional paid in capital as a result of the conversion to 600 million shares of common stock.

During the nine months ended September 30, 2015 and 2014, the Company valued the embedded derivative liabilities of conversion features in convertible notes payable using a Black-Scholes model. A summary of quantitative information with respect to valuation methodology, estimated using a Black-Scholes model, and significant unobservable inputs used for the Company’s embedded derivative liabilities for the nine months ended September 30, 2015 is as follows:

Expected dividend yield	—
Strike price	$ .0001-.001
Expected stock price volatility	112%
Risk-free interest rate	0.13
Expected term (in years)	0.33

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible Preferred Stock

As of December 31, 2014, the Company had issued and outstanding 600 shares of its convertible preferred stock. This convertible preferred stock has a 0% dividend rate. The shares of preferred stock are convertible into 600 million shares of the Company¹s common stock at $0.0001 per share, and have a non-dilution provision. The shares were converted to 600 million shares of common stock in May 2015.

Common Stock Issuances

In April 2015, the Company issued 90,817,356 shares of common stock to Albert Valentin as part of its purchase of Black Diamond. The stock had a fair value of $526,741. The fair value of the common stock was determined using the closing price of the shares on the settlement date.

In March 2014, the Company issued 1,220,798 shares of common stock with a fair value of $51,746 to Hillair in payment of accrued interest on convertible debt agreements. The fair value of the common stock was determined using the closing price of the shares on the settlement date

During the nine months ended September 30, 2014, the Company issued 54,819,234 shares of common stock to various employees and consultants in exchange for services. The stock had a fair value of $835,665. The fair value of the common stock was determined using the closing price of the shares on the settlement date.

Stock Incentive Plan

On May 15, 2014, the Company created the 2014 Stock Incentive Plan and reserved 40,000,000 shares of common stock for issuance thereunder. The 2014 Stock Incentive Plan also provides the issuance of stock awards and grant of options to purchase shares of the Company’s common stock. The Company did not issue any stock options or warrants during the periods ended September 30, 2015 or 2014. All common stock reserved under this plan has been issued as of the date of this report to either employees, contractors or financial partners of the Company.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company is not aware of any pending or threatened legal proceedings, nor is the Company aware of any pending or threatened legal proceedings, affecting any current officer, director or control shareholder, or their affiliates.

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

The Company owes $10,766 in property taxes, penalties, and interest to the state of North Dakota from operations during the year 2012. We entered into a payment plan with the state of North Dakota whereby we pay them $500 per month until the above balance is fully repaid.

On October 28, 2013, a vendor filed a complaint against the Company seeking to collect $68,913, plus interest for services rendered on or before November 30, 2012. This claim has been satisfactorily resolved between the parties, and Legend is remitting approximately $2,500 per month in settlement of this claim, until such balance is fully repaid. During the nine months ended September 30, 2015, the Company made principal payments of $22,500. The Company recorded interest of approximately $4,146 on the settlement liability for the nine months ended September 30, 2015. As of September 30, 2015, the Company had a principal balance of $52,252 outstanding on the settlement liability.

On June 19, 2014, a vendor filed a complaint against the Company seeking to collect $35,787, plus interest for services rendered. This claim has been satisfactorily resolved between the parties, and Legend is remitting $2,000 per month in settlement of this claim, until such balance is fully repaid. During the nine months ended September 30, 2015, the Company made principal payments of $18,000. The Company recorded interest of approximately $1,308 on the settlement liability for the nine months ended September 30, 2015. As of September 30, 2015, the Company had a principal balance of approximately $6,947 outstanding on the settlement liability.

The Company leases office space on a month-to-month basis, with monthly rental payments due of approximately $2,200.

The Company leases office space, a diesel repair shop, and employee housing under non-cancelable lease agreements. The leases provide that we pay taxes, insurance, utilities, and maintenance expenses related to the leased assets. Future minimum lease payments for these non-cancelable operating leases as of September 30, 2015 are as follows:

2015	$30,000
2016	120,000
2017	90,000
Thereafter	—
Total net minimum payments	$240,000

NOTE 15 – SEGMENT INFORMATION

The Company has the following reporting segments:

Legend is an oil and gas exploration, development and production company. The Company’s oil and gas property interests are located in the United States (in the States of Kansas and Oklahoma).

Black Diamond is a trucking and oil and gas services company that operates in North Dakota.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performances based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. Legend’s reportable segments are strategic business units that offer different technology and marketing strategies.

Below is summarized segment financial data for both Legend and Black Diamond as of September 30, 2015 and for the three and nine months ended September 30, 2015.

The Company acquired Black Diamond in April 2015. Accordingly, the segment financial data as of December 31, 2014 and for the three and nine months ended September 30, 2014 is not presented.

Summarized Statements of Operations for the Three Months Ended September 30, 2015	Legend	Black Diamond	Total
Revenue	$81,843	$1,148,708	$1,230,551
Total operating expenses	(206,561)	(1,582,381)	(1,788,942)
Operating loss	(124,718)	(433,673)	(558,391)
Total other income (expense)	(399,384)	11,645	(387,739)
Net loss	(524,102)	(422,028)	(946,130)

Summarized Statements of Operations for the Nine Months Ended September 30, 2015	Legend	Black Diamond	Total
Revenue	$322,569	$3,474,466	$3,797,035
Total operating expenses	(3,552,556)	(4,405,783)	(7,958,339)
Operating loss	(3,229,987)	(931,317)	(4,161,304)
Total other income (expense)	(7,575,250)	8,346	(7,566,904)
Net loss	(10,805,237)	(922,971)	(11,728,208)

Summarized Balance Sheets at September 30, 2015	Legend	Black Diamond	Total
Total assets	$2,318,550	$4,821,782	$7,140,332
Total liabilities	13,475,933	773,515	14,249,448

Subsequent to September 30, 2015, the Company sold its remaining oil and gas properties and no longer participates in oil and gas producing activities. As of the issuance date of the consolidated financial statements, the Company has only trucking-operating activities in North Dakota.

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

In August 2014, the Company and the Bank of Canada signed a Mutual Release and Discharge. The Company paid the bank $250,000 and obtained a release which, among other things, stipulated that the bank immediately release the guaranty of the Bank’s debt by Legend US, and the Uniform Commercial Code (“UCC”) filing placed by the bank on Legend US (the parent company guarantee). All such releases were obtained as of December 31, 2014. During the nine months ended September 30, 2015 and 2014, Legend Canada did not have ongoing operations.

NOTE 17 – SUBSEQUENT EVENTS

On October 22, 2015, the Company consummated a Securities Exchange Agreement with Hillair, its controlling shareholder, pursuant to which it issued 9,643 shares of Series B Convertible Preferred Stock (the “Series B Preferred Shares”) with conversion price of $0.03 in exchange for the cancellation of debentures held by Hillair with a total face value of $9,643,700 (the “Exchanged Debentures”).

On the same date, the Company issued a promissory note Hillair in the principal amount of $1,928,740 with respect to prepayment penalties due to Hillair under the terms of the Exchanged Debentures (the “Note”). The principal amount of the note, together with interest at eight percent (8%) per annum was due on November 30, 2015. This note was discharged on October 28, 2015, in connection with the sale of the Company's Kansas oil drilling leases and accompanying personal property described below. The Company will record additional interest expense of the carrying value of the note for the prepayment penalty.

On October 28, 2015, the Company entered into and consummated a Purchase and Sale Agreement (“Agreement”) with HPH Kansas LLC, a Delaware limited liability company (“HPH”). HPH is a subsidiary of Hillair Petroleum Holdings, Inc., a Delaware corporation and an affiliate of Hillair Investments Capital, L.P., which owns approximately 69% of the outstanding common stock and 100% of the outstanding Series B Convertible Preferred Stock of the Company.

Pursuant to the Agreement, the Company sold its oil and gas leases in the State of Kansas and accompanying personal property to HPH in consideration of the cancellation and discharge of the note described above, in the original principal amount of $1,928,740.

In connection with this related party sale, the Company sought third party written bids for the assets as well as performed a fundamental analysis of the fair value of the oil and gas leases based on comparable asset sales in the region. Additionally, valuations were determined using a variety of traditional oil and gas metrics, including but not limited to, discounted cash flows, reserve base valuation and multiple of flowing barrels at current daily production rates and current WTI prices. The Company saw a range of values between $850,000 through a formal written offer from a bona fide purchaser and $1.4 million. The Company believes the cancellation and discharge of $1,928,740 in debt represents a fair value for the sale of these assets. As this is a transaction between entities under common control, no gain or loss will be recorded on the sale.

Also, On October 22, 2015, the Company consummated a Securities Purchase Agreement with Hillair pursuant to which it issued an Original Issue Discount Senior Secured Convertible Debenture in the aggregate amount of $654,000, payable in full on March 1, 2017. The debenture is convertible into up to 21,800,000 shares of common stock at a conversion price of $.03 per share. After taking into account the original issue discount and legal and diligence fees of $44,000 reimbursed to Hillair, the net proceeds received by the Company was $550,000.

Subsequent to September 30, 2015, the Company issued 57,682,644 shares of the Company’s common stock to Wallace due under the MIPA in Note 4.

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

Subsequent to September 30, 2015, the Company sold its remaining oil and gas properties and no longer participates in oil and gas producing activities. As of issuance date of the consolidated financial statements, the Company has only trucking-operating activities in North Dakota.

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

In addition to the trucking/crude hauling business, management’s plans and intentions are to acquire other oil and gas service companies in the midstream.

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

Results of Operations

The following is a discussion of our consolidated results of operations, financial condition and capital resources.  You should read this discussion in conjunction with our unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Form 10-Q. Comparative results of operations for the periods indicated are discussed below.

The following table sets forth certain of our oil and gas operating information for the three and nine months ended September 30, 2015, and September 30, 2014, respectively.

	Three Months Ended Sept 30,				Nine Months Ended Sept 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Production Data :
Oil production (bbl)	2,118	2,991	(873)	(29)%	8,029	5,367	2,662	50%
Average daily oil production (bbl/d)	23.53	33.23	(10)	(29)%	29.41	19.66	10	50%
Natural gas production (mcf)	—	—	—	—	—	23,751	(23,751)	—
Average daily natural gas production (mcf/d)	—	—	—	—	—	87.00	(87)	—
Total BOE	2,118	2,991	(873)	(29)%	8,029	9,326	(1,297)	(14)%
Total BOE/d	23.53	33.23	(10)	(29)%	29.41	34.16	(5)	(14)%

Revenue Data:
Oil revenue ($)	81,843	217,868	(136,025)	(62)%	322,569	467,214	(144,645)	(31)%
Average realized oil sales price ($/bbl)	38.64	72.84	(34)	(47)%	40.18	87.05	(47)	(54)%
Gas revenue ($)	—	—	—	—	—	157,061	(157,061)	—
Average realized gas sales price ($/mcf)	—	—	—	—	—	6.61	(7)	—
Operating expenses:
Production expenses	115,780	73,413	42,367	58%	398,826	262,923	135,903	52%
Average production expenses ($/boe)	54.66	24.54	30.12	1.23	49.67	28.19	21	76%

Operating Margin ($/boe)	(16.02)	48.30	(64)	(133)%	(9.50)	38.75	(48)	(125)%

Depreciation, depletion, and amortization	250,984	64,000	186,984	292%	526,405	295,235	231,170	78%

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

Production and Revenue

Revenues

	Three Months Ended Sept 30,				Nine Months Ended Sept 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Product revenues:
Crude oil sales	$81,843	$217,868	(136,025)	(62)%	$322,569	$467,214	(144,645)	(31)%
Natural Gas	—	—	—	—	—	157,061	(157,061)	—
Service revenues	1,148,708	—	1,148,708	0%	3,474,466	—	3,474,466	—
Product revenues	$1,230,551	$217,868	(136,025)	(62)%	$3,797,035	$624,275	3,172,760	508%

The decrease in oil revenue is largely due to the sale of the Piqua and McCune oil and gas properties in the first quarter of 2015. Natural gas revenue decreases were due to asset sales and the production of the Company’s properties being solely oil in the nine months ended September 30, 2015. The increase in service revenues was due to acquisition of Black Diamond.

Production

	Three Months Ended Sept 30,				Nine Months Ended Sept 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
Sales Volume :
Crude Oil(bbl)	2,118	2,991	(873)	(29)%	8,029	5,367	2,662	50%
Total BOE	2,118	2,991	(873)	(29)%	8,029	9,326	(1,297)	(14)%

* Oil and natural gas were combined by converting natural gas to oil equivalent on the basis of 6 mcf of gas = 1 boe.

The decrease in oil volumes is largely due to both the oil and gas property sales in the three-month period ended March 31, 2015, as well as the asset sales in Canada in the third quarter of 2014.  Natural gas volume decreases were due to asset sales, as well as lower production in key areas in Canada such as Berwyn.

Commodity Prices Realized

	Three Months Ended Sept 30,				Nine Months Ended Sept 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
Sales Price:
Crude Oil($/bbl)	$39	$72.84	$(34.20)	(47)%	$40	$87	(47)	(54)%

The average price per barrel received by Legend during the third quarter of 2015 was $40, down from $87 in the same period of 2014, reflective of the prices the Company receives in the Kansas area and the global decline in oil prices.

Production Expenses

Production expenses increased on an absolute basis to $398,826 in the third quarter of 2015 from $262,923 in the third quarter of 2014. The increase in production expenses was due to operational issues that arose in the first quarter of 2015, related to freezing weather conditions and our need to repair and maintain certain wells to place them back into production. Production expenses consist of day-to-day operational expenses for production of oil and maintenance and repair expenses for the wells and property.

General and Administrative Expenses

For the three months ended September 30, 2015, general and administrative expenses decreased to $337,211 as compared to $2,389,630 for the three months ended September 30, 2014. In 2014, the Company recognized approximately $350,000 of non-cash charges and professional fees related to the deconsolidation and bankruptcy of our Canadian subsidiary. In addition, the Company incurred approximately $111,000 in stock compensation expense during the three months ended September 30, 2014 which was $0 for the three months ended September 30, 2015. The remaining decrease in general and administrative expenses was resulted from the decrease in salary and other professional expenses in 2015.

For the nine months ended September 30, 2015, general and administrative expenses decreased to $3,475,403 as compared to $3,719,589 for the nine months ended September 30, 2014. The decrease was mainly because the Company recognized approximately $350,000 of non-cash charges in 2014.

Depletion, Depreciation, Amortization and Impairment

The Company incurred $250.984 for depreciation, depletion, and amortization for the three months ended September 30, 2015 ($64.000 for the same period during 2014), reflective of the acquisition and consolidation of Black Diamond. Depreciation, depletion and amortization for the nine months ended September 30, 2015 is $526,405 ($263,512 for the same period during 2014).  The Company also incurred $452,277 and $580,649 in non-cash impairment charges during the nine-month period ended September 30, 2015 and 2014, respectively.

Accretion Expense

For the three months ended September 30, 2015 the Company had accretion expense of $13,328 ($0 in third quarter 2014) related to the Company’s asset retirement obligations.  For the nine months ended September 30, 2015 accretion was $18,113 compared to $31,723 in 2014.  The reduction in accretion expense is consistent with the level of asset retirement obligations during the periods, other than any impairment.

Interest expense

Interest expense was $430,765 for the three months ended September 30, 2015 ($265,988 in third quarter 2014).  For the nine months ended September 30, 2015, interest expense is $1,134,296, compared to $1,605,226 in 2014 for the corresponding period.  Interest expense for the periods presented are principally the result of interest expense accrued on both convertible and other term debt, as well as amortization of original issue discounts.

Net Loss

The Company recorded net loss of $946,130 for the three months ended September 30, 2015, as compared to the net income of $292,427 for the three months ended September 30, 2014. The changes between the years are principally due certain noncash income as a result of the Canadian deconsolidation.

The Company recorded net loss of $11,728,208 for the nine months ended September 30, 2015, as compared to the net loss of $1,428,062. The change is primarily due to recognition of the non-cash change in fair value of embedded derivative liabilities.

Liquidity and Capital Resources

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through 2015. We are in the early stages of acquisition and development of certain oil and gas leaseholds, have acquired a crude oil hauling company in North Dakota, and we have been funded primarily by a combination of equity issuances and borrowings under loan agreements and to a lesser extent by operating cash flows, to execute our business plan. On April 3, 2015, we acquired Black Diamond, which is a last mile oil trucking/hauling business.  Black Diamond operated in a cash flow positive manner during April and May 2015. However, due to well maintenance at our major customer, our revenue for June declined unexpectedly, resulting in negative operating cash flows. However, management believes that based on various cost reductions put in place during July 2015, as well as increased and normalized revenue as well as cash flows that commenced in August 2015, will result positively at Black Diamond adding to the Company’s overall cash flow availability assisting in funding overall corporate operations. If volumes and revenue do not continue consistent with the current rates of August 2015, we may be at break-even rates or lower, depending on hauling volumes and revenue. Should this be the case, we would require additional operating funding in amounts which are not yet determinable. At September 30, 2015, we had cash and cash equivalents totaling $567,266.

Our operating costs have been further streamlined in August 2015, to levels we believe will effectively operate our business. We expect our additional cash requirements over the next 12 months to be approximately $3.2 million, including the repayment of the note to Sher Trucking, and normal corporate general and administrative expenses.

However, should the Company seek additional financing to fund operations, such financings may not be available and the terms of the financing may only be available on unfavorable terms.

On October 22, 2015, the Company consummated a Securities Exchange Agreement with Hillair pursuant to which it issued 9,643 shares of Series B Convertible Preferred Stock (the “Series B Preferred Shares”) with conversion price of $0.03 in exchange for the cancellation of debentures held by Hillair with a total face value of $9,643,700 (the “Exchanged Debentures”).

On the same date, the Company issued a promissory note to Hillair in the principal amount of $1,928,740 with respect to prepayment penalties due to Hillair under the terms of the Exchanged Debentures. The principal amount of the note, together with interest at eight percent (8%) per annum was due on November 30, 2015. This note was discharged on October 28, 2015, in connection with the sale of the Company's Kansas oil drilling leases and accompanying personal property described below. The Company will record additional interest expense for the carrying value of the note for its prepayment penalty.

These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company be unable to continue as a going concern.

The following table summarizes our cash flows from continuing operations for the nine months ended September 30, 2015 and 2014, respectively:

	For the Nine Months Ended September 30,
	2015	2014
Net cash flows from operating activities	$(2,231,800)	$(4,064,813)
Net cash flows from investing activities	(451,069)	243,475
Net cash flows from financing activities	2,548,287	5,033,916
Effect of exchange rate changes	—	110,586
Net change in cash during period	$(134,582)	$1,323,164

Cash from Operating Activities

Cash used in operating activities was $2,231,800 for the nine months ended September 30, 2015, as compared to $4,064,813 in the nine months ended September 30, 2014. The increase in cash used in operating activities is due to significant expenses that resulted from the Black Diamond acquisition. Such operating costs include professional fees totaling approximately $285,000, compensation costs of over $425,000 for both the Company and Black Diamond, brokerage fees of approximately $225,000, a legal settlement of $105,000 with the former President and Chief Operating Officer, other costs as a result of our acquisition of Black Diamond, as well as other general and administrative expenses we incurred during the quarter ended September 30, 2015.

Cash from Investing Activities

Cash (used in) provided from investing activities for the nine months ended September 30, 2015 was ($451,069) as compared to $243,475 during the nine months ended September 30, 2014. The cash flows used in investing activities for 2015 include cash received from the sale of two oil and gas properties in the first quarter of approximately $1.7 million, acquisition of fixed assets of approximately $487,000, net cash paid for the purchase of Black Diamond of approximately $1.5 million, and costs incurred of approximately $585,000 for the development of oil and gas properties.

Cash from Financing Activities

Total net cash provided by financing activities was $2,548,287 for the nine months ended September 30, 2015, consisting of repayment of bank debt, offset by proceeds of notes payable to Hillair. Total net cash from financing activities in the nine months ended September 30, 2014 was $5,033,916. The Company issued convertible debt and short-term debt of approximately $3.5 million during the nine months ended September 30, 2015.

Credit Facility

Currently, the Company does not have any credit facilities with available funds.

Planned Capital Expenditures

As funds allow, we plan to resume our drilling program on the Kansas properties.

Off-Balance Sheet Arrangements

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the nine months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2015, Hillair converted 600 shares of preferred stock into 600 million shares of the Company's common stock.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

CONTROLS AND PROCEDURES

None.

ITEM 5

OTHER INFORMATION

On November 16, 2015, the Company, through action of its independent board member, entered into amended and restated letter agreements with the following officers of the Company:

CHIEF EXECUTIVE OFFICER

The material terms of the amended and restated letter agreement between Northpoint Energy Partners, Ltd., of which Andrew Reckles, Chief Executive Officer of the Company, of which Mr. Reckles is the Managing Partner, include the following:

•	One year term.

•	Base compensation of $20,000 per month for Mr. Reckles’ CEO services.

•	Reimbursement, on a monthly basis, of his out-of-pocket costs and expenses to obtain health insurance policy coverage for himself and his wife that is satisfactory to Mr. Reckles payable monthly by the Company provided, however, that the maximum amount payable by the Company to Mr. Reckles in connection therewith shall not exceed $1000 per month;

•	Starting in calendar year 2015, an annual bonus (“annual bonus”) payable either in common stock of the Company or cash or a combination thereof, at the option of the BOD in the amount of or having a value equal to up to 50% of Mr. Reckles’ Base Compensation at the time; annual bonuses shall be based on performance criteria to be determined by the Board; any annual bonus shall be accrued and earned monthly throughout the Calendar year, but will be payable on February 1st of the year following the year in which the bonus is earned.

•	Beginning October 1st, 2015, the Company shall provide a Company vehicle to Northpoint for Mr. Reckles’ use.

•	Beginning October 1st, 2015, the Company shall provide a two week annual paid vacation to Mr. Reckles. The vacation shall be paid for by the company up to a total of $20,000.

•	“Change in Control” bonus. In the event of a change in control as defined in the agreement, Mr. Reckles is entitled to receive a one time bonus, in cash, equal to 150% of his Base Compensation plus his to date accrued but unearned annual bonus.

•	EBITDA bonus. Should the Company achieve EBITDA in any quarter of $350,000 or greater, then Mr. Reckles shall be entitled to a cash bonus equal to $25,000.00.

•	Transaction Bonus. Should the Company acquire any other company or be acquired by another company during the term of this agreement, the CEO shall receive a bonus equal to 2% of the value of the transaction. The bonus may be paid in cash or in stock of the Company at the option of the Board.

Additionally, Mr. Reckles forgave bonuses of $478,333 that were due to him under Northpoint’s prior letter agreement.

PRESIDENT, CHIEF FINANCIAL OFFICER AND SECRETARY/TREASURER

Warren S. Binderman, President, Chief Financial Officer and Secretary/Treasurer, entered into an amended and restated letter agreement (the “Agreement”) which provides for the following:

•	Two year term.

•	Base compensation of $20,000 per month for Mr. Binderman’s services

•	Commencing with the work to be performed on the 2015 year end Form 10-K (expected to be on or around January 15, 2016) the Company will pay Binderman an initial bonus of $25,000. Further, upon filing the 10-K on a timely basis, including extensions allowable by the SEC via filing of NT-10K, a bonus payment of $25,000 will be paid to Binderman.

•	Starting in calendar year 2015, an annual bonus (“annual bonus”) payable either in common stock of the Company or cash or a combination thereof, at the option of the BOD in the amount of or having a value equal to up to 50% of Mr. Binderman’s Base Compensation at the time; annual bonuses shall be based on performance criteria to be determined by the Board; any annual bonus shall be accrued and earned monthly throughout the Calendar year, but will be awarded and will be payable on February 1st of the year following the year in which the bonus is earned.

•	Effective November 1, 2014, payment of $1,000, on a monthly basis deemed to be for Mr. Binderman and/or his family’s health insurance policies;

•	Beginning October 1st, 2015, the Company shall provide a car for Mr. Binderman for his use.

•	Beginning October 1st, 2015, the Company shall provide for an annual two week paid vacation for Mr. Binderman. The vacation shall be paid for by the Company in amounts not to exceed $15,000.

•	“Change in Control” bonus. In the event of a change in control as defined in the agreement, Mr. Binderman is entitled to receive a one time bonus, in cash, equal to 150% of his Base Compensation plus his to date accrued but unearned annual bonus.

Additionally, Mr. Binderman forgave a bonus of $322,000 that was due to him under his prior letter agreement.

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

LEGEND OIL AND GAS, LTD.

Dated: November 20, 2015	By:	/s/ Andrew Reckles
Andrew Reckles
Chief Executive Officer

Dated: November 20, 2015	By:	/s/ Warren S. Binderman, CPA
Warren S. Binderman, CPA
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Location

10.1	Letter Agreement dated November 16, 2015, between the Company and Northpoint Energy Partners, LLC, with respect to the engagement of Andrew Reckles as Chairman and Chief Executive Officer of the Company.	Filed herewith.

10.2	Letter Agreement dated November 16, 2015, between the Company and Binderman Group, LLC, with respect to the engagement of Warren S. Binderman as President, Chief Financial Officer and Board Secretary/Treasurer of the Company.	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350	Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

