Form 10-K
period 2015-12-31
Legend Oil & Gas, Ltd.
filed 2016-04-07
CIK 1140414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer			Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Company as of June 30, 2015, was approximately $192,600 based upon 96,299,769 shares held by such persons and the closing price of $0.002 per share on that date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination of any other purpose.

The registrant does not have any non-voting common stock outstanding.

As of April 5, 2016, the Company had 942,683,273 shares of common stock issued and outstanding and 9,643 shares of preferred stock issued and outstanding.

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

4

LEGEND OIL AND GAS, LTD.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2015

PART I

ITEM 1.	BUSINESS

Overview

We are a crude oil hauling and trucking company with principal operations in the Bakken region of North Dakota. These crude oil hauling operations commenced through our acquisition of Black Diamond Energy, LLC (described further in this document) on April 3, 2015. Further, through October 27, 2015, we were also an oil and gas exploration, development and production company. Our oil and gas property interests were located in the United States (State of Kansas and Oklahoma). Our current business focus is to expand our crude oil hauling operations into other basins within Colorado, Texas and Oklahoma. Through October 2015, our business was to acquire producing and non-producing oil and gas interests and develop oil and gas properties that we owned or in which we had a leasehold interest. We sold our oil and gas exploration operations on October 27, 2015. Currently, our operations are managed by employees based principally in North Dakota, with the Company’s contract CEO and CFO based out of Georgia, and our Controller working as an employee based in Florida. Our former oil and gas exploration workers were outsourced to consultants and independent contractors.

We are a publicly traded company and our shares of common stock (“common shares”) are quoted for trading on the Over-the-Counter Bulletin Board (“OTCBB”). We were incorporated under the laws of the State of Colorado on November 27, 2000 under the name “SIN Holdings, Inc.” On November 29, 2010, we changed our name to Legend Oil and Gas, Ltd. Our only subsidiary, effective April 3, 2015, is Black Diamond Energy Holdings, LLC, which is our crude oil hauling entity, further known as Black Diamond Energy, LLC (“Maxxon Energy”).

Our principal offices are located at 555 North Point Center East, Suite 410, Alpharetta, Georgia, 30022, USA, and our registered office is located at 555 North Point Center East, Suite 400, Alpharetta, Georgia, 30022.

Background

Purchase of Canadian Assets in 2011

On October 20, 2011, our former wholly-owned subsidiary, Legend Energy Canada, Ltd., completed the acquisition of petroleum and natural gas leases, lands and facilities located in Canada.

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

Oil and Gas Properties Business

We previously held interests in oil and gas properties located in the United States (States of Kansas and Oklahoma). We sold our oil and gas properties in Kansas, and hold one existing property in Oklahoma which is nonproducing and has a carrying value $-0- as of December 31, 2015.

During the first quarter of 2015, we sold two properties in Kansas, leaving one producing oil and gas property in Kansas (Landers/Volunteer lease) which was sold on October 27, 2015, and one nonproducing oil and gas property in Oklahoma (Van Pelt lease).

We sold the lease operated in Kansas to Hillair Petroleum Holdings, Inc (“HPH”), in exchange for debt forgiveness in the amount of approximately $1.9 million owed to Hillair Capital Investments L.P. (“Hillair”), with no gain recorded on the sale as HPH is a related party. See further discussion of the entire transaction within the document herein.

Crude Hauling/Trucking Business- Purchase of Black Diamond Energy (Maxxon)

On April 3, 2015, the Company entered into a Membership Interest Purchase Agreement with Sher Trucking, LLC (“Sher”), the majority owner, and two minority owners, which made up all of the members of Black Diamond Energy Holdings, LLC (“Maxxon”) to purchase all of the outstanding membership interests of Maxxon. The Company paid $1,500,000 in cash to Sher; issued a secured promissory note to Sher (“Sher Note”) in the amount of $2,854,000 at 5% per annum, due April 3, 2016 and issued 148,500,000 shares of the Company’s common stock to the minority owners, then valued at $861,300. The Company also paid $125,000 to Sher after closing as an anticipated purchase price adjustment related to the working capital changes of Maxxon.

On April 5, 2016, the Company entered into an agreement with Sher that restructured the secured promissory note ($2,854,000) plus accrued interest ($142,700) (the "Restructuring"), totaling $2,996,700 to Sher. The terms of that Restructuring are that (1) the Company will pay $1,000,000 to Sher by April 8, 2016 (the Company entered into a debenture with Hillair that nets to $1,000,000 in cash proceeds to the Company, to be paid by us directly to Sher; (2) the remaining balance on the Sher Note of $1,996,700 at 15% interest per annum, will be due and payable on April 3, 2018; (3) the Company will pay Sher a restructuring fee of $250,000 on April 3, 2018; (4) Company will pay 20% of quarterly net operating cash flows on a GAAP basis, to the applied against principal of note; and, (5) the Sher Note will remain collateralized by the same collateral as the original promissory note to Sher. The note has been reclassified to long-term debt on the Company's December 31, 2015 balance sheet.

Operations

Prior to the acquisition of Maxxon, we structured our operations in such a way as to mitigate operating expenses by maintaining a limited in-house employee base outside of our executive team. The majority of our operational duties were outsourced to consultants and independent contractors, including drilling, maintaining and operating our wells.

Maxxon is our crude oil hauling and trucking subsidiary. We perform hauling services for large institutional drilling and exploration companies as well as crude oil marketers. Our current largest clients we perform such services for are Statoil ASA, Inland Crude and Bridger Logistics, LLC. We serve principally the Bakken in North Dakota; however, during March 2016, we commenced hauling operations in Colorado and are set to serve the Permian basin of Texas commencing no later than April 1, 2015.

Andrew S. Reckles is our Chairman of the Board and Chief Executive Officer (CEO) and Warren S. Binderman, CPA is our President, Chief Financial Officer (CFO) and Principal Accounting Officer, as well as the Corporate Secretary and Board member.

Production

For all of our prior oil and gas properties, we held a majority of operational working interests. We reviewed the lands technically and proposed drilling of new exploratory or development wells as we saw appropriate. These wells were internally approved by us for producing an Authority for Expenditures (AFE) as an estimate of full drilling, completion, and equipping costs for the particular drilling program. We had no working interest partners in any of these properties with AFE for the work to be performed that would have required approval nor a “cash call”.

Markets for Oil and Gas and Crude Hauling Services

We engaged third-party marketers to sell our oil and gas production in the open market. One hundred percent of our U.S. production was sold through third party marketers through a contractual relationship between Legend and the marketer. These contracts were generally evergreen contracts with termination rights by written notice of 30 days, which we believe to be standard to the industry.

In both our former production operations as well as our crude hauling business, the market depends on many factors beyond our control, including the extent of domestic production and imports of crude oil and natural gas, the proximity and capacity of crude oil and natural gas pipelines and other transportation facilities, demand for crude oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The crude oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. This past 18 months has presented significant challenges due to the extraordinary global downturn in oil prices.

Our crude oil production was typically sold at prices tied to the spot crude oil markets. We relied on our operating partners to market and sell our production. Our operating partners involve a variety of exploration and production companies, from large publicly-traded companies to small, privately-owned companies.

Our crude oil hauling pricing structure is market driven, with customers dictating the rates they will pay per mile driven for hauling services from the well-head to the drop-off facility. Our rates are based on market conditions, which, based on the global decline in oil prices, required us to reduce our pricing markedly, to maintain and strengthen existing customers as well as acquire new customers.

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

We did not enter into any derivative contracts in any of our operations.

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

Seasonality in the crude oil hauling sector differs by region. Regarding our current work in the Bakken, seasonality on hauling load counts is during “frost laws” (typically in the late February early March timeframe, annually). Counties have various roads mandated weight restrictions as the winter frost thaws. During these periods (an approximate six week timeframe), we are required to abide by County road restrictions on weight. Thus, we are able to haul lighter loads of crude oil, translating into higher revenue due to the additional load counts carried and delivered.

Competition

Competition in the oil and natural gas industry is intense and most of our competitors had greater financial, technological and other resources than ours. We operated in the highly competitive areas of oil and natural gas exploitation, exploration, development and production. The oil and natural gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. We faced intense competition from independent, technology-driven companies as well as from both major and independent oil and natural gas companies in each of the following areas:

●	seeking to acquire desirable producing properties of new leases for future exploration;

●	marketing our oil and natural gas production;

●	integrating new technologies; and

●	seeking to acquire the equipment and expertise necessary to develop and operate our properties.

Some of our competitors are fully integrated oil companies and may have been able to pay more for development, prospects and productive oil and natural gas properties and may have been able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permitted. Further, our competitors may have enjoyed technological advantages and may have been able to implement new technologies more rapidly than we could have.

Our crude oil hauling competition is significant, as larger haulers, integrated marketing companies and crude companies may have their own fleets of tractors and tankers for hauling purposes. Further, oil transported through pipelines impedes our ability to compete, as that as a more cost efficient alternative to truck hauling. However, there are many wells that are not on the pipeline, in addition to the fact that there are certain down periods of the pipeline where our customer base contacts us to service their well production.

Governmental Regulation

All of our operations are subject to various federal, state and local laws and regulations governing transportation (the US Department of Transportation and its affiliated agencies (DOT), prospecting, exploration, development, production, labor standards, occupational health and safety, control of toxic substances and emissions into the environment, storage and disposition of hazardous wastes and other matters involving environmental protection and employment. Environmental and DOT laws in the United States address the maintenance of air and water quality standards, the preservation of threatened and endangered species of wildlife and vegetation, the preservation of certain archaeological sites, reclamation, and limitations on the generation, transportation, storage, and disposal of solid and hazardous wastes, among other things. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. There can be no assurance that all the required permits and governmental approvals necessary for any oil and gas exploration project with which we may be associated can be obtained on a timely basis, or maintained. Delays in obtaining or failure to obtain government permits and approvals may adversely impact our operations. The regulatory environment in which we operate could change in ways that would substantially increase costs to achieve compliance. In addition, significant changes in regulation could have a material adverse effect on our operations or financial position.

We do not believe that our environmental risks are or will be materially different from those of comparable companies in our industry. We believe our present activities substantially comply, in all material respects, with existing DOT, environmental, health and safety laws and regulations. However, our relative size compared to our competitors may make the impact of any environmental risk more significant to us than it would to our competitors. Compliance with DOT, environmental laws and our exposure to environmental risks could adversely affect our financial condition and results of operations, including by curtailment of production or material increases in the cost of insurance, fuel, personnel, or otherwise.

In addition, because we acquired interests in properties that have been operated in the past by others, we may be liable for environmental damage, including historical contamination, caused by such former operators. Additional liabilities could also arise from continuing violations or contamination not discovered during our assessment of the acquired properties.

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

We leased and operated numerous properties that have been used for oil and natural gas exploration and production for many years. Hazardous substances may have previously been released on, at or under the properties owned, leased or operated by us, or on, at or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, some of our properties have been or are operated by third parties or by previous owners or operators whose handling, treatment and disposal of hazardous substances were not under our control. These properties and the substances disposed or released on, at or under them may be subject to CERCLA, RCRA and analogous state laws. In certain circumstances, we could be responsible for the removal of previously disposed substances and wastes, to remediate contaminated property or to perform remedial plugging or pit closure operations to prevent future contamination. In addition, federal and state trustees can also seek substantial compensation for damages to natural resources resulting from spills or releases.

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

Employees

As of December 31, 2015, we had approximately 15 full-time employees residing in North Dakota and one residing in Florida. We have a contracted corporate management team that includes two executive officers who handle all day-to-day management responsibilities for Legend.

Principal Offices

Our principal offices are located at 555 North Point Center East, Suite 410, Alpharetta, Georgia 30022. Our lease is on a month-to-month basis of approximately $2,000 per month. We anticipate using our current space until it is no longer suitable for our operations or circumstances demand otherwise.

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

Risks Relating to Our Business

We are highly dependent on Andrew S. Reckles, CEO, and Warren S. Binderman, CPA, President and CFO. The loss of either of them, upon whose knowledge, leadership and technical expertise we rely, could harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of Mr. Reckles, and Binderman, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract experienced professional staff. If we were to lose the services of either of the above executives and Board members, our ability to execute our business plan could be harmed and we may be forced to cease or limit operations until such time as we are able to attract suitable replacements. We do not maintain key person life insurance on these members of our management team.

We may be unable to obtain additional capital required to implement our business plan, which could restrict our ability to grow.

We will need additional capital to continue to grow our business via acquisitions and to further expand our crude oil hauling business. We may be unable to obtain additional capital if and when required.

Future acquisitions and future tractor and oil trailer purchases, and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of capital and cash flow.

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

We have a limited operating history and have not generated a sustained profit. Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the crude oil and natural gas industry. We first generated revenues from operations in the quarter ended December 31, 2010. There can be no assurance that our business operations will prove to be successful in the long-term. Our future operating results will depend on many factors, including:

●	our ability to raise adequate working capital;

●	success of our crude oil hauling and marketing efforts;

●	demand for and pricing of crude oil;

●	the level of our competition;

●	our ability to attract and maintain key management and employees; and

●	our ability to efficiently develop our crude oil hauling activities in a highly competitive market, with the global oil price downturn while maintaining quality and controlling costs.

To achieve and sustain profitability in the future, we must, alone or with others, successfully manage the factors stated above, as well as continue to develop ways to enhance our crude oil hauling marketing efforts to diversify our customer base. Despite our best efforts, we may not be successful in our efforts. Our failure to successfully address the obstacles that may arise, including those discussed above, could have a material adverse effect on our business.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully acquire additional customers, to increase our crude oil hauling, and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with strategic partners, vendors, distributors and other industry participants. To continue to develop our business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures or contractual arrangements with other similar companies, including those that supply property and equipment and services, and other resources which we may use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to adequately maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain relationships. If our strategic relationships are not established or maintained, our business, prospects, financial condition and results of operations may be materially adversely affected.

The global oil crisis may significantly impact our business and financial condition for the foreseeable future.

The global crisis may adversely impact our business and our financial condition, and we may face challenges if conditions in these markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have a material negative impact on our flexibility to react to changing economic and business conditions. The economic situation could have a material negative impact on our lenders or customers, causing them to fail to meet their obligations to us. Additional capital will be required in the event that we accelerate customer acquisition program or that crude oil prices decline further, resulting in significantly lower revenues.

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

The report of our independent registered public accounting firm expressed substantial doubt about the Company's ability to continue as a going concern.

Our auditors indicated in their report on the Company's consolidated audited financial statements for the fiscal year ended December 31, 2015 that could conditions existed that raise substantial doubt about our ability to continue as a going concern due to the Company’s recurring losses from operations and net working capital deficit at December 31, 2015. Uncertainties related to our continuation as a going concern may impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives and/or negatively affect our relationships with partners and service providers. Our ability to continue as a going concern will depend upon the availability and terms of future funding, our ability to grow our operations and integrate newly acquired assets and operations, our ability to acquire additional assets and operations, and our ability to improve operating margins and regain profitability. If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

Risks Related to Our Industry

Environmental risks may adversely affect our business.

All facets of the oil and gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state, provincial and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures, and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner that we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. Compliance with environmental laws applicable to our business may cause us to curtail our future production or increase the costs of our production, development or exploration activities. If substantial enough, the costs could cause us to cease operations.

Government regulations and legal uncertainties could affect our ability to profitably grow our customer base.

Legislative and regulatory actions by governments may lead to changes in laws or regulations that negatively affect various aspects of the crude oil hauling business. The adoption of new laws or regulations, or the application of existing laws may decrease the growth in the demand or alter the cost of and demand for our hauling services or increase our costs of doing business. Any of these restrictions could have a material adverse effect on our financial position and results of operations.

Companies operating in the oil and gas industry are subject to substantial competition.

The oil and gas industry is highly competitive. Other crude oil haulers may seek to acquire customers at pricing and cost models that are lower than ours. This competition is increasingly intense as prices of oil have decreased globally. Additionally, other companies engaged in our line of business may compete with us in obtaining capital from investors. Competitors include larger companies that may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own crude oil hauling operations, which may give them a competitive advantage in the industry. If we are unable to compete effectively or respond adequately to competitive pressures, our results of operation and financial condition may be materially adversely affected.

The domestic prices at which oil and natural gas trade in the open market have experienced significant volatility, which can significantly negatively impact our business and revenues.

The prices we may charge our customers may heavily influence our revenue, profitability, access to capital and future rate of growth. In recent years, the domestic prices at which oil and natural gas trade in the open market have experienced significant volatility, and we believe will likely continue to fluctuate in the foreseeable future due to a variety of influences beyond our reasonable control, including without limitation the following:

●	the price and quantity of imports of foreign oil and gas;

●	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;

●	the level of global and domestic oil and gas exploration and production activity and inventories;

●	technological advances affecting the level of oil and gas consumption;

●	domestic and foreign governmental regulations;

●	proximity and capacity of oil and gas pipelines and other transportation facilities;

●	the price and availability of competitors’ supplies of oil and gas in captive market areas;

●	the introduction, price and availability of alternative forms of fuel to replace or compete with oil and natural gas;

●	domestic and foreign demand for oil and natural gas by both refineries and end users;

●	competitive measures implemented by competitors in the oil and gas industry;

●	political climates in nations that traditionally produce and export significant quantities of oil and natural gas and regulations and tariffs imposed by exporting and importing nations, including actions taken by the Organization of Petroleum Exporting Countries; and

●	adverse weather conditions, including freezing temperatures and severe storms.

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

Our common shares are quoted on the Over-the-Counter Bulletin Board, which may have an unfavorable impact on a our stock price and liquidity.

Our common shares are quoted on the Over-the-Counter Bulletin Board (the “OTCBB”). The OTCBB is a significantly more limited market than the New York Stock Exchange, the American Stock Exchange or NASDAQ system. The OTCBB market is an inter-dealer market much less regulated than the major exchanges and the common shares are subject to abuses, volatility and shorting. There is currently no broadly followed and established trading market for our common shares. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the level of liquidity available to the holders of our common shares.

It may not be possible for a shareholder to sell their common shares within any particular time period, for an acceptable price, or at all. There is no certainty that a holder of common shares will be able to identify a buyer for common shares or realize any monetary value whatsoever from a sale thereof.

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

Our common shares may not become listed or quoted on a stock market senior to the OTCBB.

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

Our common shares are subject to the SEC regulations for “penny stock.” Penny stock includes any non-NASDAQ or other exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

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

We previously held interests in oil and gas properties located in the United States (States of Kansas and Oklahoma). We sold our oil and gas properties in Kansas, and hold one existing property in Oklahoma which is nonproducing and was impaired to $-0- as of December 31, 2015.

During the first quarter of 2015, we sold two properties in Kansas, leaving one producing oil and gas property in Kansas (Landers/Volunteer lease) which was sold on October 27, 2015, and one nonproducing oil and gas property in Oklahoma (Van Pelt lease) which as been impaired to $ -0- at December 31, 2015.

We sold the lease operated in Kansas to HPH, in exchange for debt forgiveness in the amount of approximately $1.9 million owed to Hillair, with no gain or loss recorded on the sale as HPH is a related party.

Summary of Oil and Gas Reserves as of December 31, 2015

On October 27, 2015, we sold the remaining productive oil and gas property that the Company owned and at that date, became solely a trucking hauler of crude oil in the Bakken region of North Dakota.

See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for more information about our production from our oil and gas properties.

ITEM 3.	LEGAL PROCEEDINGS

On October 28, 2013, RR Donnelly & Sons Company filed a complaint against the Company seeking to collect approximately $68,913, plus interest for services rendered on or before November 30, 2012. This claim has been satisfactorily resolved between the parties, and Legend is remitting approximately $2,500 per month in settlement of this claim, until such balance is fully repaid.

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

	High	Low
Fiscal 2014:
Fourth quarter, ended December 31, 2014	$0.01	$0.01
Third quarter, ended September 30, 2014	0.03	0.01
Second quarter, ended June 30, 2014	0.05	0.01
First quarter, ended March 31, 2014	0.08	0.04

Fiscal 2015:
Fourth quarter, ended December 31, 2015	$0.01	$0.00
Third quarter, ended September 30, 2015	0.01	0.00
Second quarter, ended June 30, 2015	0.01	0.01
First quarter, ended March 31, 2015	0.01	0.00

As of March 30, 2016, the closing sales price for our common shares on the OTCBB was $0.002.

Holders

As of the latest practicable date before filing this annual report, there were 942,683,273 common shares issued and outstanding, with 29 holders of record. Further, we had one preferred stockholder owning 9,643 shares of preferred stock, convertible into 327,499,200 shares of common stock.

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

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes. We incorporate by reference into this Report our audited consolidated financial statements for the years ended December 31, 2015 and 2014. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “Forward Looking Statements,” and elsewhere in this Report.

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

Overview of Business

On April 3, 2015, the Company entered into a Membership Interest Purchase Agreement with Sher Trucking, LLC (“Sher”), the majority owner, and two minority owners, which made up all of the members of Black Diamond Energy Holdings, LLC (“Maxxon”) to purchase all of the outstanding membership interests of Maxxon. The Company paid $1,500,000 in cash to Sher; issued a secured promissory note to Sher in the amount of $2,854,000 at 5% per annum, due April 3, 2016 and issued 148,500,000 shares of the Company’s common stock to the minority owners, then valued at $861,300.

On April 5, 2016, the Company entered into an agreement with Sher that restructured the secured promissory note ($2,854,000) plus accrued interest ($142,700) (the “Restructuring”), totaling $2,996,700 to Sher. The terms of that Restructuring are that (1) the Company will pay $1,000,000 to Sher by April 8, 2016 (the Company will enter into a debenture with Hillair that nets to $1,000,000 in cash proceeds to the Company, to be paid by us directly to Sher); (2) the remaining balance on the Sher Note of $1,996,700 at 15% interest per annum, will be due and payable on April 3, 2018; (3) commencing with the quarter ending June 30, 2016, at each year end, we will pay Sher, within 10 days of issuing our quarterly report on Form 10-Q, 20% of net operating cashflows for the quarter as deposited on the Statement of Cashflows for the particular quarter; (4) the Company will pay Sher a restructuring fee of $250,000 on April 3, 2018; and (5) the Sher Note will remain collateralized by the same collateral as the original promissory note to Sher.

Prior to the acquisition of Maxxon, our sole business focus was to acquire producing and non-producing oil and gas leases and to develop oil and gas properties that we owned or in which we had a leasehold interest.

Maxxon is our crude oil hauling and trucking subsidiary. We perform hauling services for large institutional drilling and exploration companies as well as crude oil marketers. Our current largest clients we perform such services for are Statoil ASA, Inland Oil & Gas Corporation, and Bridger Logistics, LLC. We serve principally the Bakken in North Dakota; however, during March 2016, we commenced hauling operations in Colorado as well as Texas.

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

Oil and gas activities

The following table sets forth certain of our oil and gas operating information for the years ended December 31, 2015, and December 31, 2014, respectively.

	Year Ended December 31,
	2015	2014	Change	% Change
Production Data:
Oil production (bbl)	8,107	8,760	(653)	-7%
Average daily oil production (bbl/d)	22.21	24.00	(1.79)	-7%
Total BOE	8,107	8,760	(653)	-7%
Total BOE/d	22.21	24.00	(1.79)	-7%
Revenue Data:
Oil revenue ($)	350,315	691,593	(341,278)	-49%
Average realized oil sales price ($/bbl)	43.21	78.95	(35.74)	-45%
Operating expenses:
Production expenses	387,501	443,413	(55,912)	-13%
Average operating expenses ($/boe)	47.80	50.62	(2.82)	-6%
Operating Margin ($/boe)	(4.59)	28.33	(32.92)	-116%
Depreciation, depletion, and amortization	124,740	69,285	55,455	80%

Production and Revenue

Revenues
	Year Ended December 31,
	2015	2014	$ Change	% Change
Product revenues:
Crude oil sales	$350,315	$691,593	(341,278)	-49%
Natural gas sales	—	—	—	—
Natural gas liquids sales	—	—	—	—
Product revenues	350,315	691,593	(341,278)	-49%

Production

	2015	2014	$ Change	% Change
Sales Volume :
Crude Oil(bbl)	8,107	8,760	(653)	-7%
Natural Gas(mcf)	—	—	—	—
Natural Gas Liquids(bbl)	—	—	—	—
Total BOE	8,107	8,760	(653)	-7%

The change in oil volumes and revenues is due to the combination of the company sale of all the producing oil and gas properties and owned more producing oil and gas properties during 2015 than 2014.

Pricing

	2015	2014	$ Change	% Change
Sales Price:
Crude Oil($/bbl)	$43.21	$78.95	(35.74)	-45%
Natural Gas($/mcf)	—	—	—	—
Natural Gas Liquids($/bbl)	—	—	—	—

During the period where we produced oil from our leases, through October 31, 2015, we received an average price per barrel of $43.21, significantly lower than the year ended December 31, 2014, reflective of the global decline in crude oil pricing.

Production Expenses

Production expenses for the year ended December 31, 2015 totaled $387,501, compared to $443,413 in 2014. On a per barrel basis, the production expense decreased from $50.62/boe in 2014 compared to $47.80/boe in the corresponding period of 2015, and therefore resulted in an overall decrease of production expenses year over year.

Trucking activities

Our subsidiary, Maxxon had revenue of $4,269,323 since we acquired it on April 3, 2015. During the period from April 4, 2015 through December 31, 2015, we hauled a total of 2,131,317 barrels of oil, averaging 7,836 barrels hauled per day. Our pricing to customers per barrel hauled is based on various break points in miles hauled.

Revenue and cost of trucking revenue

The following table summarized the revenue and cost of trucking revenue for the period from April 4, 2015 through December 31, 2015.

Trucking revenue	$4,269,323
Cost of trucking revenue	2,742,800
Gross margin	1,526,523

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses increased at December 31, 2015 to $4,141,012, as compared to $3,635,247 for the same period in 2014. The increase in office expenses and salaries reflects costs in our acquisition of Maxxon.

	2015	2014	$ Change	% Change
General and administrative expenses
Professional fees	156,734	164,471	(7,737)	(5%)
Salaries and benefits	1,779,468	1,326,375	453,093	34%
Office and administration	2,204,810	1,333,099	1,467,133	65%
Stock-based compensation	—	811,302	(811,302)	(100%)
Total	4,141,012	3,635,247	901,188	(5%)

Depletion, depreciation, amortization and impairment

The Company incurred $657,448 for depreciation, depletion, amortization for the year ended December 31, 2015 ($80,910 for 2014), the increase is reflective of the additional property and equipment acquired in our acquisition of Maxxon. The Company has incurred $438,106 and $224,835 in impairment charges related to goodwill and fixed assets, respectively, for the year ended December 31, 2015 ($0 for 2014).

Accretion expense

For year ended December 31, 2015, the Company had accretion expense of $27,574 ($15,803 for 2014) related to the Company’s asset retirement obligations. The increase in accretion expense is due to a higher number of oil and gas properties in operation in 2015 than in 2014.

Loss on sale of oil and gas properties

For year ended December 31, 2015, the Company sold its Piqua property for approximately $1.5 million, and its McCune property for $165,000. As the sale significantly altered the relationship between the Company’s capitalized costs and its total proved reserves, the Company recorded a loss on the sale of approximately $901,114 ($0 for 2014).

Interest expense

Interest expense was $3,621,017 for the year ended December 31, 2015 compared to $4,720,857 in 2014. Interest expense decreased principally as a result of Hillair’s conversion of debt to preferred stock, settlement of debt with oil and gas properties, less total interest bearing debt on our balance sheet, as well as the related reduction in amortization of original issue discounts.

Debt Extinguishment

For year ended December 31, 2015 the Company had a loss on debt extinguishment of $0 compared to $5,013,957 in the year ended December 31, 2014. The Company recorded loss on extinguishment of debt with Hillair related to amendments to conversion features and warrants embedded in the Company’s debentures issued to Hillair during the year ended December 31, 2014.

Discontinued Operations

For year ended December 31, 2015 the Company had no discontinued operations compared to a gain of $2,894,643 during the year ended December 31, 2014. The gain recorded in the year ended December 31, 2014, is due to Legend Canada declaring bankruptcy and being relieved of the net liabilities at the time of the bankruptcy.

Change in Fair Value of Derivatives

The Company recorded a loss of $6,551,333 compared to a gain of $7,968,322 for the years ended December 31, 2015 and 2014, respectively, due to the change in the fair value of the derivative liabilities. On May 1, 2015, Hillair converted its outstanding Series A Convertible Preferred Stock into 600 million shares of the Company's common stock. The Company used the market price on the date of the conversion to value the embedded derivative liabilities associated with the convertible preferred stock. The 2014 gains were related to derivative warrants and conversions features in the Company' debentures and were reflective of the change in fair value due to the Company' stock price decreasing each year.

Net Loss

The Company recorded a net loss of $14,989,835 for the year ended December 31, 2015, as compared to the net loss of $2,355,629 in 2014. The increase in losses is mainly due to recognition of the non-cash change in fair value of the embedded derivative liability, the loss on sale of both the Piqua and McCune oil and gas properties, and the factors described above.

Liquidity and Capital Resources

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last two years, continuing through 2015. We recently sold our oil and gas properties, acquired a crude oil hauling company in North Dakota, and we have been funded primarily by a combination of equity issuances and borrowings under loan agreements and to a lesser extent by operating cash flows, to expand our trucking services beyond the Bakken in North Dakota. On April 3, 2015, we acquired Maxxon, which is a last mile oil trucking/hauling business. Maxxon operated in a cash flow positive manner during April and May 2015. Due to well maintenance at our major customer, our trucking revenue for June 2015 declined unexpectedly, resulting in negative operating cash flows. However, management believes that based on various cost reductions, increased and normalized revenue within our core business, as well as expansion of trucking operations to Colorado and Texas, positive cash flow will result through Maxxon adding overall value to the Company. If volumes and revenue do not increase as expected, we may be at break-even rates or lower, depending on hauling volumes and revenue. Should this be the case, we would require additional operating funding in amounts which are not yet determinable. At December 31, 2015, we had cash and cash equivalents totaling $463,503.

Our operating costs have decreased over the year due to the implementation of expense efficiencies, to levels we believe will effectively operate our business. We expect our additional cash requirements over the next 12 months to be approximately $3.2 million, including normal corporate general and administrative expenses.

On April 5, 2016, the Company entered into an agreement with Sher that restructured the secured promissory note due April 3, 2016 ($2,854,000) plus accrued interest ($142,700) (the "Restructuring"), totaling $2,996,700 to Sher. The terms of that Restructuring are that (1) the Company will pay $1,000,000 to Sher by April 8, 2016 (the Company entered into a debenture with Hillair that nets to $1,000,000 in cash proceeds to the Company, to be paid by us directly to Sher; (2) the remaining balance on the Sher Note of $1,996,700 at 15% interest per annum, will be due and payable on April 3, 2018; (3) commencing with the quarter ending June 30, 2016, at each year end, we will pay Sher, within 10 days of issuing our quarterly report on Form 10-Q, 20% of net operating cashflows for the quarter as deposited on the Statement of Cashflows for the particular quarter; (4) the Company will pay Sher a restructuring fee of $250,000 on April 3, 2018; (4) the Company will pay Sher a restructuring fee of $250,000 on April 3, 2018; and, (5) the Sher Note will remain collateralized by the same collateral as the original promissory note to Sher.

However, should the Company seek additional financing to fund operations, such financings may not be available and the terms of the financing may only be available on unfavorable terms.

On October 22, 2015, the Company consummated a Securities Exchange Agreement with Hillair pursuant to which it issued 9,643 shares of Series B Convertible Preferred Stock (the “Series B Preferred Shares”) for $1,000 per share, with a conversion price of $0.03 per share in exchange for the cancellation of all debentures at that time, held by Hillair, with a total face value of $9,643,700 (the “Exchanged Debentures”).

On the same date, the Company issued a promissory note to Hillair in the principal amount of $1,928,740 with respect to prepayment penalties due to Hillair under the terms of the Exchanged Debentures. The principal amount of the note, together with interest at eight percent (8%) per annum was due on November 30, 2015. This note was discharged on October 28, 2015, in connection with the sale of the Company’s Kansas oil drilling leases and accompanying personal property. The Company recorded additional interest expense for the carrying value of the note for the prepayment penalty.

These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company be unable to continue as a going concern.

Hillair Capital Investments

On November 13, 2014, the Company and Hillair entered into a debt and warrant restructuring agreement. All of the existing debt outstanding and accrued interest owed to Hillair was restructured and consolidated into one new debenture (the “Restructured Debenture”). The Restructured Debenture had a face value of $6,060,000, with an original issue discount of $60,000, carried an interest rate of 8.5% per annum and was due and payable in one payment on March 1, 2016. Further, in exchange for warrants to purchase an aggregate of 474,258,441 shares of the Company’s common stock held by Hillair; Hillair agreed to purchase 600 shares of convertible perpetual preferred stock at a price of $1,000 per share, for a total amount of $600,000 in cash proceeds. This convertible, perpetual preferred stock had no dividends attributable to it. The shares of preferred stock were converted into 600 million shares of the Company¹s common stock at $0.001 per share. Since the preferred shares had a non-dilution provision, the Company recorded a derivative liability with a fair value of $2,324,184 on the date of issuance.

On January 21, 2015, the Company issued an 8.5% Senior Secured Debenture (the “Debenture”) to Hillair in the aggregate amount of $400,000 payable on or before March 1, 2016. The Company had interest payments due to Hillair on the aggregate outstanding principal amount of the Debenture at the rate of 8.5% per annum, payable quarterly on March 1, June 1, September 1 and December 1, beginning on June 1, 2015, After transaction fees of $40,000 which were reduced from the proceeds of the Debenture to Hillair, the net proceeds received by the Company were $360,000.

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

The Hillair Debentures were all secured by a lien in certain leases and leasehold estates and any other applicable property of the Company in Kansas to secure the obligations of the Company to the Purchaser evidenced by each Debenture.

On October 22, 2015, the Company consummated a Securities Exchange Agreement with Hillair pursuant to which it issued 9,643 shares of Series B Convertible Preferred Stock (the “Series B Preferred shares”) at a price of $1,000 per share, with a conversion price of $0.03 per share in exchange for the cancellation of debentures held by Hillair with a total carrying value, including principal and interest, of $9,824,976 (the “Exchanged Debentures”). The preferred shares are convertible into 327,499,200 common shares.

On the same date, the Company issued a promissory note to Hillair in the principal amount of $1,928,740 with respect to prepayment penalties due to Hillair under the terms of the Exchanged Debentures (the “Note”). The principal amount of the note, together with interest at eight percent (8%) per annum was due on November 30, 2015. This note was discharged on October 28, 2015, in connection with the sale of the Company’s Kansas oil drilling leases and accompanying personal property described below. The Company recorded additional interest expense of the carrying value of the note for the prepayment penalty.

On October 28, 2015, the Company entered into and consummated a Purchase and Sale Agreement ("Agreement") with HPH. Pursuant to the Agreement, the Company sold its oil and gas leases in the State of Kansas and accompanying personal property to HPH in consideration of the cancellation and discharge of the notes described above, in amount of $1,814,289. The excess fair value of the debt over the property settled was recorded as a reduction of interest expense.

The following table summarizes our cash flows for the periods ended December 31, 2015 and December 31, 2014, respectively:

	Year Ended December 31,
	2015	2014
Net cash flows from operating activities	$(2,536,108)	$(1,822,529)
Net cash flows from investing activities	(758,206)	(984,444)
Net cash flows from financing activities	3,055,969	3,444,538
Net change in cash during period	$(238,345)	$637,565

Cash from Operating Activities

Cash used by operating activities was $2,536,108 for the year ended December 31, 2015, as compared to cash used by operating activities of $1,822,529 in the year ended December 31, 2014. The increase in cash used in operating activities is due to significant expenses that resulted from the Maxxon acquisition. Such operating costs include professional fees totaling approximately $285,000, compensation costs of over $425,000 for both the Company and Maxxon, brokerage fees of approximately $225,000, a legal settlement of $105,000 with the former President and Chief Operating Officer, other costs as a result of our acquisition of Maxxon, as well as other general and administrative expenses we incurred throughout the year.

Cash from Investing Activities

Cash used for investing activities for the year ended December 31, 2015 was $758,206 as compared to cash used for investing activities of $984,444 during the year ended December 31, 2014. The cash flows used in investing activities for 2015 include cash received from the sale of two oil and gas properties in the first quarter of approximately $1.7 million, acquisition of fixed assets of approximately $0.5 million, net cash paid for the purchase of Maxxon of approximately $1.2 million, and costs incurred of approximately $0.9 million for the development of oil and gas properties.

Cash from Financing Activities

Total net cash provided by financing activities was $3,055,969 for the year ended December 31, 2015, consisting of repayment of bank debt, offset by proceeds of notes payable to Hillair. Total net cash from financing activities in the year ended December 31, 2014 was $3,444,538. The Company issued convertible debt and short-term debt of approximately $4.2 million during 2015 compared to approximately $3.5 million during 2014.

Off Balance Sheet Arrangements

We have no off balance sheet financing activities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Legend Oil and Gas, Ltd.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Legend Oil and Gas, Ltd. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. Legend Oil and Gas, Ltd.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legend Oil and Gas, Ltd. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 7, 2016

Legend Oil and Gas, Ltd.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2015 and 2014

	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$463,503	$701,848
Restricted cash	—	85,000
Accounts receivable	183,773	72,406
Prepaid expenses	281,737	—
Other current assets	137,475	—
Total Current Assets	1,066,488	859,254

Property, plant and equipment net	3,610,854	453,375
Oil and gas properties – net (full cost method)	—	3,639,916
Intangibles	317,242	—

Total Assets	$4,994,584	$4,952,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$943,799	$52,413
Accounts payable – related party	120,000	577,000
Accrued interest	106,505	50,427
Accrued interest – related party	10,034	—
Short term debt	249,348	—
Current portion of long term debt	1,074,781	409,856
Total Current Liabilities	2,504,467	1,089,696

Embedded derivative liabilities	—	1,128,667
Long term convertible debt – related party, net of discount of $89,323 and $0, respectively	564,677	—
Long term debt, net of debt discount of $0 and $53,924, respectively	2,040,518	6,119,245
Asset retirement obligations	96,129	202,586
Total Liabilities	5,205,791	8,540,194

Stockholders’ Deficit
Preferred stock - $0.001 par value, 100,000,000 shares authorized
Series A convertible preferred stock – $0.001 par value; 0 and 600 shares issued and outstanding, respectively	—	—
Series B preferred stock – $0.001 par value; 9,643 shares issued and 0 outstanding	10	—
Common stock – 4,900,000,000 shares authorized; $0.001 par value; 936,083,273 and 187,583,273 shares issued and outstanding, respectively	936,083	187,583
Additional paid-in capital	44,844,948	27,227,181
Accumulated deficit	(45,992,248)	(31,002,413)
Total Stockholders’ Deficit	(211,207)	(3,587,649)

Total Liabilities and Stockholders’ Deficit	$4,994,584	$4,952,545

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas, Ltd.

CONSOLIDATED STATEMENTS OF OPERATION
For the Years ended December 31. 2015 and 2014

	2015	2014

Trucking revenue	$4,269,323	$—
Service revenue	121,655	—
Oil and gas revenue	350,315	691,593
Total Revenue	4,741,293	691,593

Operating Expenses:
Cost of trucking revenue	2,742,800	—
Cost of service revenue	123,551	—
Oil and gas production expenses	387,501	443,413
General and administrative	4,141,012	3,635,247
Depletion, depreciation, and amortization	657,448	80,910
Accretion of asset retirement obligations	27,574	15,803
Impairment of goodwill	438,106	—
Impairment of property, plant and equipment	224,835	—
Loss on sale of oil and gas properties	901,114	—
Loss on disposal of property, plant and equipment	10,255	—
Total operating expenses	9,654,196	4,175,373

Operating loss	(4,912,903)	(3,483,780)

Other Income (Expense):
Interest expense	(3,621,017)	(4,720,857)
Loss on extinguishment of debt	—	(5,013,957)
Change in fair value of embedded derivative liabilities	(6,551,333)	7,968,322
Other income (expense)	95,418	—
Total Other Income (Expense)	(10,076,932)	(1,766,492)

Loss from continuing operations	(14,989,835)	(5,250,272)
Income from discontinued operations	—	2,894,643
Net income (loss)	$(14,989,835)	$(2,355,629)

Basic and diluted net loss per common shares	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	658,763,332	149,333,365

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas, Ltd.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years ended December 31, 2015 and 2014 Legend

	2015	2014
Net loss	$(14,989,835)	$(2,355,629)
Other comprehensive loss:
Foreign currency translation adjustment	—	110,586
Deconsolidation of foreign subsidiary	—	(127,774)
Comprehensive loss	$(14,989,835)	$(2,372,817)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas, Ltd.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years ended December 31, 2015 and 2014

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2013	—	$—	—	$—	109,343,534	$109,343	$25,726,902	$17,188	$(28,646,784)	$(2,793,351)

Stock issued for services					56,263,333	56,264	755,039	—	—	811,303

Stock issued for debt and interest payments					21,976,406	21,976	145,241			167,217

Foreign currency translation							—	110,586		110,586

Deconsolidation of Canadian subsidiary								(127,774)		(127,774)

Issuance of convertible preferred stock	600	1					599,999			600,000

Net Loss									(2,355,629)	(2,355,629)

Balance, December 31, 2014	600	$1	—	$—	187,583,273	$187,583	$27,227,181	$—	$(31,002,413)	$(3,587,648)

Conversion of Preferred Stock	(600)	(1)			600,000,000	600,000	(599,999)			0

Derivative liability settled upon conversion of preferred stock							7,680,000			7,680,000

Acquisition of Maxxon					148,500,000	148,500	712,800			861,300

Issuance of convertible preferred stock			9,643	10			9,824,966			9,824,976

Net Loss									(14,989,835)	(14,989,835)

Balance, December 31, 2015	—	$—	9,643	$10	936,083,273	$936,083	$44,844,948	$—	$(45,992,248)	$(211,207)

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(14,989,835)	(2,355,629)
Income from discontinued operations	—	2,894,643
Loss from continuing operations	(14,989,835)	(5,250,272)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock-based compensation	—	811,302
Write off of inventory	143,689	—
Depletion, depreciation, and amortization	657,448	80,910
Accretion of asset retirement obligations	27,574	15,803
Impairment of goodwill	438,106	—
Impairment of property, plant, and equipment	224,835	—
Loss on sale of oil and gas properties	901,114	—
Loss on disposal of property, plant, and equipment	10,255	—
Fair value of derivative liabilities in excess of face value of convertible debt	—	3,158,334
Amortization of discounts on notes payable	854,576	1,267,867
Fair value of derivative liabilities in excess of face value of convertible debt	—	3,158,334
Change in fair value of embedded derivative liabilities	6,551,333	(7,968,322)
Loss on extinguishment of debt	—	5,013,957
Non-cash debt prepayment penalties	1,927,071	—
Changes in operating assets and liabilities:
Accounts receivable	952,262	256,717
Prepaid expenses and other assets	(243,359)	48,400
Other current assets	23,279	—
Inventory	63,748	—
Accounts payable	218,433	(89,643)
Accounts payable-related party	(337,000)	577,000
Other current liabilities	(72,094)	—
Accrued interest payable	112,790	255,418
Accrued interest payable-related party	(333)
Net cash flows used in operating activities - continuing operations	(2,536,108)	(1,822,529)
Net cash flows provided by operating activities - discontinued operations	—	—
Net cash flows used in operating activities	(2,536,108)	(1,822,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (investments in) certificate of deposit	85,000	(85,000)
Proceeds from sale of oil and gas properties	1,665,000	450,318
Proceeds from sale of fixed assets	21,355	—
Cash paid for the acquisition of net assets of Maxxon, net of cash received of $435,339	(1,189,661)	—
Cash paid for oil and gas properties development costs	(856,358)	(1,199,762)
Cash paid for equipment	(483,542)	(150,000)
Net cash flows used in investing activities - continuing operations	(758,206)	(984,444)
Net cash flows provided by investing activities - discontinued operations	—	—
Net cash flows provided by (used in) investing activities	(758,206)	(984,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock	—	600,000
Proceeds from short term convertible debt, net	—	2,772,258
Proceeds from short term convertible debt, net-related party	1,750,000	—
Proceeds from short term debt	100,000	160,100
Proceeds from short term debt, net-related party	2,310,000	—
Payments on short term debt	(390,602)	(12,500)
Payments on short term debt-related party	(713,429)	—
Payments on convertible debt	—	(75,320)
Net cash flows provided by investing activities - continuing operations	3,055,969	3,444,538
Net cash flows provided by investing activities - discontinued operations	—	—
Net cash flows provided by financing activities	3,055,969	3,444,538

Net change in cash and cash equivalents	(238,345)	637,565
Cash and cash equivalents, beginning of year	701,848	64,283
Cash and cash equivalents, end of year	463,503	701,848

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,453	$20,694
Taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in estimate of asset retirement obligations	$12,578	$9,984
Accrual of property, plant, and equipment costs	$20,789	$—
Debt assumed in acquisition of oil and gas properties	$—	$1,040,000
Debt issued for the purchase of equipment	$271,623	$315,000
Issuance of notes payable for accrued expenses	$—	$123,245
Sale of oil and gas properties to settle debt-related party	$1,814,289	$—
Fair value of derivative liability extinguished upon conversion of preferred stock to common stock	$7,680,000	$—
Common stock issued for conversion of debt	$—	$158,997
Preferred stock issued for conversion of debt	$9,824,976	$—
Conversion of preferred stock to common stock	$600,000	$—
Debt and common stock issued for the purchase of Maxxon	$3,715,300	$—
Debt discount on convertible debt	$—	$4,314,169

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas, Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF OPERATIONS

Description of Business

Legend Oil and Gas, Ltd. (the "Company" or "Legend") is a crude oil hauling and trucking company with principal operations in the Bakken region of North Dakota. These crude oil hauling operations commenced through our acquisition of Black Diamond Energy Holdings, LLC ("Maxxon") on April 3, 2015. Further, through October 27, 2015, we were also an oil and gas exploration, development and production company. Our oil and gas property interests were located in the United States (Kansas and Oklahoma). Our current business focus is to expand our crude oil hauling operations into other basins within Colorado, Texas and Oklahoma. Through October 2015, our business was to acquire producing and non-producing oil and gas interests and develop oil and gas properties that we owned or in which we had a leasehold interest. We sold our oil and gas exploration operations on October 27, 2015. Currently, our operations are managed by employees based principally in North Dakota, with the Company's contract CEO and CFO based out of Georgia, and our Controller working as an employee based in Florida. Our former oil and gas exploration workers were outsourced to consultants and independent contractors.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2014 include the accounts of the Company, and our wholly-owned subsidiary Legend Energy Canada Ltd. ("Legend Canada") for 2014 activity. The consolidated financial statements for the year ended December 31, 2015 include the accounts of the Company and our wholly owned subsidiary, Black Diamond Energy Holdings, LLC and its wholly-owned subsidiaries Maxxon Energy, LLC and Treeline Diesel Center, LLC, for the period since acquisition (April 4, 2015) through December 31, 2015. Legend Canada amounts have been deconsolidated due to their discontinued operations and bankruptcy as more fully described in Note 15. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements of the Company, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

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

Concentrations

During the years ended December 31, 2015 and 2014, income from our crude oil hauling business and sales of oil and gas to certain customers individually exceeded 10% of total revenue. For the year ended December 31, 2015, crude hauling revenue from Statoil ASA (“Statoil”) represents 93% of our crude oil hauling business, and oil sales to Coffeyville and Kelly Maclaskey Oilfield Service Inc. accounted for approximately 74% and 26% of total oil and gas sales, respectively. We believe that the loss of Statoil as a customer would result in a material adverse effect to our company's financial results. For the year ended December 31, 2014, sales to Kelly Maclaskey Oilfield Service Inc. and Coffeyville Resources accounted for approximately 86% and 14%, of total oil and gas sales, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2015, $0 of the Company's cash balances were uninsured. The Company has not experienced any losses on such accounts.

Accounts Receivable

Accounts receivable typically consist of crude oil hauling customer receivables, and are presented on the consolidated balance sheets net of allowances for doubtful accounts. The Company establishes provisions for losses on accounts receivable for estimated uncollectible accounts and regularly review collectability and establishes or adjusts the allowance as necessary using the specific identification method. Account balances that are deemed uncollectible are charged off against the allowance. No allowance for doubtful accounts was necessary as of December 31, 2015 and 2014.

Inventory

Inventories consist primarily of diesel truck parts for repairs to the Company’s fleet and for third parties. Inventories are stated at the lower of cost or market, using the average cost method. Cost includes the purchase price of the inventory from our vendors. All items are considered raw materials related to service repairs. As of December 31, 2015, the Company wrote off inventories of approximately $144,000 to cost of service revenue because the Company expected no future sale of the inventories.

Prepaid Expense

Prepaid expenses consist primarily of prepaid insurance premiums. The Company amortizes these prepayments to expense over the requisite time period.

Equipment

Equipment is stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which extend the life or improve existing equipment are capitalized. Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 5-7 years.

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

Full Cost Ceiling Test

At the end of each reporting period, the cost of oil and gas properties in each cost center are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If the cost of oil and gas properties exceeds the ceiling, the excess is reflected as a non-cash impairment charge to earnings. The impairment charge is permanent and not reversible in future periods, even though higher oil and gas prices in the future may subsequently and significantly increase the ceiling amount. The Company had no impairment charges for the years ended December 31, 2015 and 2014.

Intangibles

Intangible assets are comprised of a customer list, a trademark and a non-compete agreement obtained in the acquisition of Maxxon during the year ended December 31, 2015. The intangible assets are amortized on a straight-line basis over the assets’ respective life, ranging from 36 months to 120 months.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and estimated fair value. The Company recorded impairment of goodwill for the years ended December 31, 2015 and 2014 of $438,106 and $0, respectively.

Asset Retirement Obligation

The Company records the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset if a reasonable estimate of fair value can be made. The associated asset retirement cost capitalized as part of the related asset is allocated to expense over the asset’s useful life. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The asset retirement obligation is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at our credit-adjusted risk-free interest rate. The asset retirement obligation and the accompanying consolidated balance sheet at December 31, 2015, is related to our nonproducing Van Pelt lease in Oklahoma.

Oil and Gas Revenue Recognition

The Company uses the sales method of accounting for its oil and gas revenue recognition. Revenue from production on properties in which the Company shares an economic interest with other owners is recognized on the basis of our interest. Revenues are reported on a gross basis for the amounts received before taking into account production taxes, royalties, and transportation costs, which are reported as production expenses. Under the sales method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. The volume sold may differ from the volumes we are entitled to, based on our individual interest in the property. The Company utilizes a third-party marketer to sell oil and gas production in the open market. As a result of the requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 45 days following the month of production. Therefore, the Company may make accruals for revenues and accounts receivable based on estimates of our share of production. Since the settlement process may take 30 to 60 days following the month of actual production, our financial results may include estimates of production and revenues for the related time period. The Company will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized.

Oil Hauling and Service Revenue Recognition

Our wholly-owned subsidiary, Maxxon, recognizes revenue based on the relative transit time of the freight transported and as other services are provided. Accordingly, a portion of the total revenue that will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of the freight pickup and delivery service that has been completed at the end of the reporting period. The Company records revenues on the gross basis at amounts charged to its customers because the Company is the primary obligor, a principal in the transaction, it invoices its customers and retains all credit risks, and maintains discretion over pricing. Additionally, the Company is responsible for the selection of third-party transportation providers. Independent contractor providers of revenue equipment are classified as purchased transportation expense in the consolidated statements of operations.

Income Taxes

The Company recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. A valuation allowance for the full amount of the net deferred tax asset was recorded for the years ended December 31, 2015 and 2014. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred as of December 31, 2015 and 2014. The Company is no longer subject to federal examination for years before 2007.

Comprehensive Income

For operations outside of the U.S. that prepare financial statements in currencies other than U.S. dollars, the Company translates the financial statements into U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical costs. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss). Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at December 31, 2014. During the year ended December 31, 2015, there were no transactions recorded in other comprehensive income as the Company’s foreign subsidiary was disposed of during the year ended December 31, 2014.

Stock-based compensation

The Company measures compensation cost for stock-based payment awards at fair value and recognizes it as compensation expense over the service period for awards expected to vest. Legend’s policy is to issue new shares when options are exercised. Compensation cost from the issuance of stock options and stock grants is recorded as a component of general and administrative expenses in the consolidated statements of operations, and amounted to $0 and $811,303 for the years ended December 31, 2015 and 2014, respectively.

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

	2015	2014
Potentially dilutive of common stock equivalents:
Options	—	165,795,901
Convertible debt	21,800,000	20,348,718
Convertible preferred stock	327,499,200	—

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In August 2014, FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures compared to footnote disclosures under today’s guidance. ASU 2014-15 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company does not believe the impact of adopting ASU 2014-15 on its financial statements will be significant.

In May 2014, FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) to provide guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is effective for the Company in the first quarter of 2018. ASU 2014-09, as amended by ASU 2015-14, is effective for the Company in the fiscal year beginning after December 15, 2017, and interim periods within those years with early adoption permitted up to the first quarter of 2017. Upon adoption, ASU 2014-09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. The Company is currently evaluating the impact of adopting ASU 2014-09 on its financial statements. The Company does not believe the impact of adopting ASU 2014-09 will be significant.

In April 2015, FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company does not believe the impact of adopting ASU 2015-03 on its financial statements will be significant.

In July 2015, FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 simplifies the subsequent measurement of inventory by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. ASU 2015-11 is effective for the Company in the fiscal year beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not believe the impact of adopting ASU 2015-11 will be significant.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. ASU 2015-17 is effective for the Company in the fiscal year beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not believe the impact of adopting ASU 2015-17 will be significant.

In February 2016, the FASB issued ASU No. 2016-2, Leases. ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for the Company in the fiscal year beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-2 on its financial statements, and expects it will impact its current operating leases on its financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant losses from continuing operations of $14,989,835 for the year ended December 31, 2015 and had negative working capital of $1,437,979 at December 31, 2015. Additionally, the Company is dependent on a small number of customers in obtaining its revenue goals. Further, obtaining additional debt and/or equity financing to roll-out and scale its planned principal business operations may be limited due our losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to these matters consist principally of seeking additional debt and/or equity financing combined with restructuring its current debt obligations, and expected cash flows from our crude oil hauling company and assets that it may acquire. There can be no assurance that the Company's efforts will be successful. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 - ACQUISITION OF MAXXON

On April 3, 2015, the Company entered into a Membership Interest Purchase Agreement ("MIPA") with Sher Trucking, LLC ("Sher"), Albert Valentin ("Valentin") and Steven Wallace ("Wallace"), which made up all of the members of Maxxon to purchase all of the outstanding membership interests of Maxxon. The Company paid $1,500,000 in cash to Sher; issued a secured promissory note to Sher in the amount of $2,854,000; issued 90,817,356 shares of the Company's common stock to Valentin, valued at $526,741; agreed to issue 57,682,644 shares of the Company's common stock to Wallace valued at $334,559 which was issued in December 2015. The principal amount of the note to Sher bears interest at five percent (5%) per annum and is due and payable in full on April 3, 2016. The note is secured by certain rolling stock trucks and trailers owned by subsidiaries of Maxxon. The Company also paid $125,000 to Sher after closing as an advance against an anticipated purchase price adjustment related to the working capital changes of Maxxon. The post-closing payment was included in final purchase price as a result of the working capital adjustments.

Purchase price on April 4, 2015
Cash paid	$1,625,000
Promissory note	2,854,000
Fair value of common stock issued	861,300
Total purchase price	$5,340,300
Fair value of net assets at April 4, 2015
Cash	$435,339
Accounts receivable	1,063,629
Inventory	207,437
Prepaid and other current assets	199,132
Property and equipment	3,188,615
Intangibles	354,000
Goodwill	438,106
Total assets	5,886,258

Accounts payable	(455,632)
Other current liabilities	(90,326)
Total liabilities	(545,958)
Net assets acquired	$5,340,300

Below are the condensed pro forma statements of operations for Legend and Maxxon presented as if the entities were combined for the year ended December 31, 2015 and 2014:

	2015	2014
Revenue	$7,555,883	$10,075,465
Total operating expenses	11,940,520	13,097,104
Net loss from operations	(4,384,637)	(3,021,639)
Total other expense	(10,064,178)	(1,754,394)
Loss from continuing operations	(14,448,815)	(4,776,033)
Income from discontinued operations	—	2,894,643
Net loss	(14,448,815)	(1,881,390)
Shares outstanding	936,083,273	297,833,365
Net loss per common share	(0.02)	(0.01)

NOTE 5 – PROPERTY AND EQUIPMENT

The amount of capitalized costs related to property and equipment and the amount of related accumulated depreciation and impairment are as follows:

	December 31, 2015	December 31, 2014
Drilling rig	$465,000	$465,000
Trucks, trailers, and vehicles	3,488,246	—
Furniture and equipment	444,713	—
Property and equipment, at cost	4,397,959	465,000
Accumulated depreciation	(562,270)	(11,625)
Accumulated impairment	(224,835)	—
Property and equipment, net	$3,610,854	$453,375

The Company has assigned a useful life of 5 years to all assets except the drilling rig with a useful life of 7 years. The Company is depreciating them using the straight-line method less estimated salvage costs. The Company recorded depreciation expense of $495,950 during the year ended December 31, 2015.

During the third quarter of 2015, the Company closed the repair facility operation for its subsidiary, Treeline Diesel Center LLC. As of December 31, 2015, the Company impaired the value of the assets of $224,835.

During the year ended December 31, 2015, the Company acquired $3,188,615 in property and equipment through the acquisition of Maxxon. The Company also purchased $926,054 in additional property and equipment during the year ended December 31, 2015. The Company financed $271,622 for the purchases of vehicles. In September 2015, the Company sold equipment with a carrying value of approximately $11,900 to a third party for cash of $21,355. The Company recognized a gain from disposal of property and equipment of $9,455. In November 2015, the Company traded in a vehicle with a carrying value of $159,710 for a new vehicle with a value of $122,686. As part of the trade in, the Company exchanged the note with a principal balance of $134,710 and accrued interest of $714 for a new note of $118,110. The Company recognized a loss of $19,710 for the trade in.

Rig Purchase

During the year ended December 31, 2014, the Company purchased a drilling rig at a purchase price of $465,000, for both its own use and to provide potential additional revenue sources to the Company. This asset purchase was financed through a down payment of $150,000, and a note payable of $315,000, at 6%, per annum, with monthly payments of $18,343, including principal and interest, through April 2016. The useful life of the rig is expected to be seven years. During the year ended December 31, 2015 and 2014, the Company recorded $54,695 and $11,625 of depreciation on the rig, respectively. The net book value at December 31, 2015 and 2014 was $398,680 and $453,375, respectively.

NOTE 6 – OIL AND GAS PROPERTIES

The amount of capitalized costs related to oil and gas properties and the amount of related accumulated depletion, depreciation, and amortization are as follows:

	December 31, 2015	December 31, 2014
Oil and gas properties, subject to amortization	$—	$3,948,679
Accumulated depletion, depreciation and amortization	—	(308,763)
Net oil and gas properties, subject to amortization	—	3,639,916
Oil and gas properties, not subject to amortization	—	—
Total oil and gas properties, net	—	3,639,916

	December 31,
	2015	2014
Proved leasehold costs	$—	2,028,621
Costs of wells and development	—	1,749,041
Capitalized asset retirement costs	—	171,017
Total proved oil and gas properties	—	3,948,679
Accumulated depletion, depreciation, and amortization	—	(308,763)
Net capitalized proved oil and gas properties	—	3,639,916
Unproven property		—
Total oil and gas properties	—	3,639,916

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

During the year ended December 31, 2015, the Company acquired working interests in the Van Pelt lease for $100,000.

During the first quarter of 2015, the Company sold its Piqua property for approximately $1.5 million, and its McCune property for $165,000. As the sale significantly altered the relationship between the Company's capitalized costs and its total proved reserves, we recorded a loss on the sale of $901,114. The Company disbursed the proceeds of $1,425,000 to Hillair Capital Investments LP (“Hillair”), the mortgage holder, in the amounts described in Note 10.

On October 28, 2015, the Company sold the Volunteer property to Hillair in exchange for the forgiveness of approximately $1.9 million in prepayment penalty obligations. No gain was recorded on the sale as Hillair is a related party. The excess fair value of the debt over the property settled, of $144,355 was recorded as a reduction of interest expense.

During the years ended December 31, 2015 and 2014, the Company incurred development costs of $988,689 and $1,749,041 related to the completion of the Piqua, McCune, Landers, Volunteer, and Van Pelt wells, respectively.

During the years ended December 31, 2015 and 2014, the Company recorded depletion expense of $70,045 and 69,285, respectively.

NOTE 7 - INTANGIBLES

During the year ended December 31, 2015, the Company completed its acquisition of Maxxon. The Company performed an assessment of the net assets acquired and identified it had acquired significant customer relationships, a trademark and a non-compete agreement with the sellers of Maxxon. Below is a summary of the cost attributable to the acquired intangibles.

	December 31,
	2015	2014
Non-compete agreement	$39,200	$—
Trademark	47,800	—
Customer relationships	267,000	—
Goodwill	438,106	—
Total intangible assets	792,106	—
Accumulated amortization of intangible assets	(36,758)	—
Accumulated impairment of intangible assets	(438,106)	—
Net Intangible asset ending balance, December 31	$317,242	$—

After completing the purchase price allocation for the acquisition of Maxxon, the Company noted that its total purchase price of $5,340,300 exceeded the net assets acquired of Maxxon by $438,106 and accordingly, recorded goodwill for the excess amount. As of December 31, 2015, the Company assessed its goodwill for impairment and determined that goodwill was impaired. Accordingly, the Company recorded impairment and loss of $438,106 to fully impair the recorded goodwill.

NOTE 8 – ASSET RETIREMENT OBLIGATION

During 2015, the Company sold all of its producing properties. The asset retirement obligation recorded as of December 31, 2015 was related to the Van Pelt lease, a non-producing field, that the Company acquired during 2015, and which the Company still owned as of year-end.

The following table reconciles the value of the asset retirement obligation for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Opening balance, January 1	$202,586	$196,767
Liabilities incurred	81,710	21,644
Liabilities settled	(203,163)	—
Accretion expense	27,574	15,803
Changes in estimate	(12,578)	(31,628)
Ending balance, December 31	$96,129	$202,586

NOTE 9 – RELATED PARTY TRANSACTIONS

Prior to our CEO assuming any role in the Company, including his former Chief Restructuring Officer duties, Northpoint Energy Partners (“NPE”), of which our CEO is a principal, was engaged by the owners of Maxxon to obtain a buyer for Maxxon. Our Board of Directors reviewed this agreement between NPE and the sellers, and deemed the acquisition by the Company to be appropriate, and negotiated a brokerage fee with Northpoint of $225,000 to be paid by the Company.

During the year ended December 31, 2015, the related party amounts due to NPE were reduced by payments of $180,400, with additions for brokerage fees on the acquisition of Maxxon of $55,000, with a remaining balance due NPE of $451,600. In July 2015, NPE agreed to forgive the payable of $451,600. During the year ended December 31, 2015, the Company reduced its general and administrative expense by $451,600. As of December 31, 2015, there was an amount due to NPE of $120,000, as a result of the bonus accrual under the NPE letter agreement for CEO services. During 2015, the Company incurred expenses, which include CEO compensation and bonus under the NPE letter agreement of $360,000, totaling $532,000 to NPE for 2015, as compared to 2014 expenses to NPE of $773,000.

On May 1, 2015, Hillair converted all of its 600 Series A Convertible Preferred Stock to 600 million shares of common stock.

On October 22, 2015, the Company consummated a Securities Exchange Agreement with Hillair, its controlling shareholder, pursuant to which it issued 9,643 shares of Series B Convertible Preferred Stock (the "Series B Preferred Shares") with conversion price of $0.03 in exchange for the cancellation of debentures held by Hillair with a total carrying value of $9,824,976 (the "Exchanged Debentures"). The shares can be converted into 327,499,200 shares of the Company's common stock.

Also, on October 22, 2015, the Company consummated a Securities Purchase Agreement with Hillair pursuant to which it issued an Original Issue Discount Senior Secured Convertible Debenture in the aggregate amount of $654,000, payable in full on March 1, 2017. The debenture is convertible into up to 21,800,000 shares of common stock at a conversion price of $0.03 per share. After taking into account the original issue discount, legal and diligence fees of $104,000 reimbursed to Hillair, the net proceeds received by the Company was $550,000.

NOTE 10 – NOTE PAYABLE TO BANK

Under a series of agreements with the Bank of Canada, as of December 31, 2013, Legend Canada had a revolving credit facility with a maximum borrowing base of $2,018,951. Outstanding principal under the loan bore interest at a rate equal to the bank’s prime rate of interest (currently 3%) plus 1%. The Company was obligated to pay a monthly fee of 0.25% of any undrawn portion of the credit facility. The borrowings under the credit facility were payable upon demand at any time. Borrowings under the agreements were collateralized by a Fixed and Floating Charge Demand Debenture (the "Debenture") to the bank in the face amount of CAD$25 million approximately (US $33 million), to secure payment of all debts and liabilities owed by Legend Canada to the bank. The interest rate on amounts drawn under the Debenture, as well as interest that is past due, was the prime rate, plus 7% per annum. As further collateral, Legend Canada also executed an Assignment of Book Debts on October 19, 2011, that grants, transfers and assigns to the bank a continuing and specific security interest in specific collateral of Legend Canada, including all debts, proceeds, accounts, claims, money and chooses in action which currently or in the future are owing to Legend Canada. On August 22, 2013, the Company entered into a Forbearance agreement with the bank, which conveyed the bank additional control over the assets of Legend Canada, increased the interest payments to prime rate of interest plus 4%, and indicated through sale of assets or other means full repayment of the existing credit facility in full by November 29, 2013. In the year ended December 31, 2014, the bank agreed to enter into a Forbearance agreement due to the contemplated merger with NWTR.

On April 25, 2014, the Company received a Notice of Intention to Enforce Security from the Bank of Canada relating to its revolving credit facility. During the quarter ended September 30, 2014, the Company placed its wholly owned subsidiary, Legend Canada, into the Canadian bankruptcy system. The bankruptcy estate of Legend Canada owned oil and gas properties in Western Canada (Berwyn, Medicine River, Boundary Lake, and Wildmere in Alberta, and Clarke Lake and Inga in British Columbia). Legend Canada was placed under the control of KPMG Inc., as Trustee, in the bankruptcy proceedings. The Company has wrote off all assets and liabilities of Legend Canada, resulting in income from discontinued operations at the parent level of Legend Oil and Gas, Ltd. as it no longer controls, nor has responsibility for any operations or asset dispositions of Legend Canada. In August 2014, the Company and the bank executed a Mutual Release and Discharge in consideration for $250,000 and all obligations were fully retired.

NOTE 11 – NOTES PAYABLE

Notes payable consist of the following:		December 31, 2015	December 31, 2014

a)	On October 28, 2013, a vendor filed a complaint against the Company seeking to collect $68,913, plus interest at 12% for services rendered on or before November 30, 2012. This claim has been satisfactorily resolved between the parties, and Legend is remitting approximately $2,500 per month in settlement of this claim, until such balance is fully repaid. During the year ended December 31, 2014, the Company made principal payments of $15,000 and capitalized $16,693 of interest expense to the principal balance. During the year ended December 31, 2015, the Company made principal payments of $30,000 and capitalized $5,199 of interest expense to the principal balance.	$45,805	$70,606
b)	On April 1, 2014, the Company issued a note payable to New Western Energy Corporation (“NWTR”) for $75,000 as part of the plan for merger with NWTR. The note has no interest provision and was due on February 28, 2015. On January 6, 2015, the Company entered into a settlement with NWTR to repay the remainder of principal in 5 installments starting on February 15, 2015. The Company made aggregate principal and interest payments of $38,336 and $10,000 for the years ended December 31, 2015 and 2014, respectively. The note was in default as of December 31, 2015, but the Company has not received a default notice from NWTR.	26,664	65,000
c)	On June 19, 2014, a vendor filed a complaint against the Company seeking to collect $35,787, plus interest at 12% for services rendered. This claim has been satisfactorily resolved between the parties, and Legend is remitting $2,000 per month in settlement of this claim, until such balance is fully repaid. During the year ended December 31, 2014, the Company made principal payments of $14,000 and capitalized $1,852 of interest expense to the principal balance. During the year ended December 31, 2015, the Company made principal payments of $22,000 and capitalized $1,402 of interest expense to the principal balance.	3,041	23,639
d)	On October 20, 2014, the Company issued a note payable for the purchase of drilling rig for $315,000. The note bears interest at 6% per annum and was due on April 12, 2016. The Company is required to make monthly payment of $18,343. The Company made aggregate principal and interest payments of $36,686 and $219,208 for the years ended December 31, 2015 and 2014, respectively.	73,372	281,380
e)	On October 24, 2014, the Company issued a loan agreement with Community Trust Bank for $85,100. The note bore interest at 2.4% per annum and was due on October 2015. The note was secured by a certificate of deposit in the amount of $85,000, which was classified as restricted cash as of December 31, 2014. The Company made aggregate principal and interest payments of $83,199 and $2,700 for the years ended December 31, 2015 and 2014, respectively.	—	82,400
f)	On November 13, 2014, the Company entered into a debt restructuring agreement (the “Restructured Debenture”) with Hillair with a face value of $6,060,000 and original issue discount of $60,000 to settle the debentures discussed in Note 11b – 11d below. The note bore interest at 8.5% per annum and was due on March 1, 2016. The debt restructuring qualified as an extinguishment of debt and the Company recorded a loss on extinguishment of $3,124,722 during the year ended December 31, 2014. As of December 31, 2014, the unamortized debt discount was $53,924. On March 30, 2015, the Company received $1,425,000 in net cash proceeds from the sale of its Piqua oil and gas properties. As a condition to secure the security interest in the property held by Hillair, the Company paid the full amount of the proceeds against the principal and accrued interest balances on the Restructured Debenture. Hillair applied $713,429 as a reduction in principal balance, $568,885 as a deposit to apply against accrued interest for the year ending December 31, 2015 and a prepayment penalty of $142,686, which was recorded as interest expense. The prepayment interest of $568,885 was fully amortized as of December 31, 2015. The remaining principal balance of $5,346,571 was settled with the issuance of Series B Convertible Preferred Stock as discussed in Note 9.	—	6,006,076
g)	During 2015, the Company issued two Senior Secured Debentures to Hillair in the amount of $400,000 and $2,499,975. The notes bore interest at 8% and 8.5% and payable on or before March 1, 2016 and May 16, 2016, respectively. The Company received net proceeds of $2,310,000 after transaction fee. The principal amount of $2,899,975 and accrued interest of $136,755 was settled with the issuance of Series B Convertible Preferred Stock as discussed in Note 9.	—	—
h)	On April 3, 2015, as part of the Maxxon acquisition, the Company issued secured promissory note to Sher Trucking in the amount of $2,854,000. The note bears interest at 5% per annum and is due in full on April 3, 2016. On April 5, 2016, the Company entered into an agreement with Sher that restructured the secured promissory note ($2,854,000) plus accrued interest ($142,700) (the “Restructuring”), totaling $2,996,700 to Sher. The terms of that Restructuring are that (1) the Company will pay $1,000,000 to Sher by April 8, 2016 (the Company entered into a debenture with Hillair that nets to $1,000,000 in cash proceeds to the Company, to be paid by us directly to Sher; (2) the remaining balance on the Sher Note of $1,996,700 at 15% interest per annum, will be due and payable on April 3, 2018; (3) the Company will pay Sher a restructuring fee of $250,000 on April 3, 2018; and, (4) the Sher Note will remain collateralized by the same collateral as the original promissory note to Sher.	2,854,000	—
i)	On November 1, 2015, the Company purchased trucks from A&H Sterling Energy, LLC. The trucks were financed by A&H Sterling Energy, LLC with an outstanding promissory note in the aggregate amount of $96,407 owed to Cunard Holdings LLC. The Company assumed the outstanding promissory note as part of the acquisition. The note bears interest at 7% and is due on January 1, 2018.	89,511	—
j)	On November 12, 2015, the Company entered into secured note agreement with a financial institution for the purchase of a vehicle in the amount of $134,710. The notes bore interest at 6.49% and was due on November 12, 2020. In December 2015, the Company traded in the vehicle for a new vehicle. As part of the trade in, the note was settled and a new note was issued with a principal of $118,110, with interest at 5.99% and is due on December 3, 2020.	116,411	—
k)	On November 12, 2015, the Company entered into a secured note agreement with a financial institution for the purchase of vehicle in the amount of $57,106. The notes bears interest at 3.99% and is due on November 12, 2020.	55,843	—
l)	On December 16, 2015, the Company entered into a secured line of credit facility with State Bank and Trust Company in the aggregate amount of $275,000. The facility bears interest at 4% and due on December 16, 2016. The note is collateralized by certain property of Maxxon. During 2015, the Company drew $100,000 under this facility.	100,000	—
	Total	$3,364,647	$6,529,101
	Less short term debt	(249,348)	—
	Less current portion of long term debt	(1,074,781)	(409,856)
	Long term debt	$2,040,518	$6,119,245

NOTE 12 – CONVERTIBLE DEBT

Convertible debt consist of the following:		December 31, 2015	December 31, 2014

a)	On April 5, 2013, the Company entered into a note agreement with JMJ Capital for borrowing up to $300,000. The note bore interest at 12% if repaid within 90 days, and was repayable beginning in April 2014 and carried an original issue discount of 10%. As of December 31, 2014, the Company borrowed a total of $162,500 and received net proceeds of $150,000. The conversion price of the note was the lesser of $0.05 or 60% of the lowest trade price of the Company’s common stock for 25 days prior to the conversion. During the year ended December 31, 2014, JMJ converted $100,000 of the outstanding principal and $7,520 in accrued interest into 20,755,608 shares of the Company’s common stock. The Company also paid $12,500 of the outstanding principal balance during 2014.	$—	$—
b)	On May 29, 2014, the Company amended the convertible debentures issued during the year ended 2013 in the aggregate principal amount of $1,624,000, The Amended Debentures carry an 8% interest rate per annum and are convertible into the Company’s common stock at an exercise price of $0.01 per share, subject to anti-dilution provisions. The Amended Debentures are payable on or before August 1, 2016. The Amended Debentures increased the face value of the amounts owed from $1,624,000 to $1,720,283. The increase was related to the outstanding accrued interest on the original debentures of $96,283. The amendment qualified as an extinguishment of debt and the Company recorded a loss on extinguishment of $1,881,015 during 2014. This debenture was settled with the issuance of debt discussed in Note 11f.
		—	—
c)	During 2014, the Company and Hillair entered into various debenture agreements in the aggregate amount of $3,232,800 and received net proceeds of $2,745,758. These debentures bore interest at 8% and is convertible into the Company’s common stock at an exercise price of $0.01 per share, subject to anti-dilution provisions. These debentures was settled with the issuance of debt discussed in Note 11f.	—	—
d)	On September 4, 2014, the Company entered into a Debenture Purchase Agreement with Hillair whereby the Company assumed an 8% Original Issue Discount Senior, Secured Convertible Debenture (the “Debenture”) in the original principal amount of $1,232,000, as originally executed on November 6, 2013 by NWTR. The Company assumed the Debenture and released NWTR from any further obligations or payments relating to the Debenture, which, upon assumption, had a balance of $1,040,000, due and payable in April 2016. This debenture was settled with the issuance of debt discussed in Note 11f.	—	—
e)	During 2015, the Company and Hillair entered into various Senior Secured Convertible Debenture in the aggregate principal amounts of $1,396,000 and received net proceeds of 1,200.000. These debentures bore interest at 8% and are convertible into shares of Common Stock at a conversion price of $0.03 per share. On October 22, 2015, the principal balance of $1,396,000 and accrued interest of $45,675 was settled with the issuance of Series B Convertible Preferred Stock as discussed in Note 9.	—	—
f)	On October 22, 2015, the Company issued a Senior Secured Convertible Debenture in the aggregate amount of $654,000 to Hillair, bears interest at 8% and is payable in full on March 1, 2017. The debenture is convertible into up to 21,800,000 shares of common stock at a conversion price of $.03 per share. After taking into account the original issue discount and legal and diligence fees of $104,000 reimbursed to Hillair, the net proceeds received by the Company was $550,000. As of December 31, 2015, unamortized debt discount was 89,323.	564,677	—
	Total long term convertible debt	$564,677	$—

During the year ended December 31, 2015 and 2014, the Company recorded interest expense of $854,576 and $1,267,867, respectively, for convertible and non-convertible debentures, related to the amortization of debt discounts on the Company's outstanding debt.

During the year ended December 31, 2015 and 2014, the Company recorded interest expense of $839,369 and $276,112 respectively for convertible and non-convertible debentures. During the year ended December 31, 2015 and 2014, the Company made cash payment of $584,226 and $20,694 for interest.

NOTE 13 – EMBEDDED DERIVATIVE LIABILITIES

The following table is a reconciliation of embedded derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014:

Embedded Derivative Liabilities
Balance as of January 1, 2014	$1,161,284
Fair value of warrants issued	4,500,546
Fair value of debt issued	4,503,080
Fair value of Series A Convertible Preferred Stock issued	2,324,184
Dispositions at fair value	(3,392,105)
Changes in fair value	(7,968,322)
Balance as of December 31, 2014	$1,128,667
Fair value of warrants issued	—
Fair value upon conversion of preferred stock to common stock	(7,680,000)
Change in fair value	6,551,333
Balance as of December 31, 2015	$—

The Company used the market price of $0.0128 for its common stock on the date of conversion of the Series A Convertible Preferred Stock to calculate the fair value of the embedded derivative extinguished during the year ended December 31, 2015.

During the year ended December 31, 2014, the Company valued the embedded derivative liabilities using a Black-Scholes model. A summary of quantitative information with respect to valuation methodology, estimated using a Black-Scholes model, and significant unobservable inputs used for the Company’s embedded derivative liabilities for the year ended December 31, 2014 is as follows:

Expected dividend yield	—
Strike price	$0.001-0.01
Expected stock price volatility	196.27-218.76%
Risk-free interest rate	1.52-1.78%
Expected term (in years)	4-5

NOTE 14 – STOCKHOLDERS’ EQUITY (DEFICIT)

On December 21, 2015, the Company obtained stockholder approval to amend the Company's Articles of Incorporation to effect an increase in the amount of authorized shares of from 1,100,000,000 to 5,000,000,000. The Company increased the number of authorized shares of common stock from 1 billion shares, with a par value of $0.001, to 4.9 billion shares, with a par value of $0.001 and 100 million shares designated as blank check preferred stock.

On November 13, 2014, the Company designated 600 shares of its 100 million shares of blank check preferred stock as Series A Convertible Preferred Stock.

On October 21, 2015, the Company designated 9,643 shares of its 100 million shares of blank check preferred stock as Series B Convertible Preferred Stock.

Convertible Preferred Stock

On October 22 2015, the Company consummated a Securities Exchange Agreement with Hillair pursuant to which it issued 9,643 shares of Series B Convertible Preferred Stock (the " Series B Preferred Shares ") in exchange for the cancellation of debentures held by Hillair with a total principal value of $9,642,546 and accrued interest of $182,430.

As of December 31, 2014, the Company had issued and outstanding 600 shares of its Series A Convertible Preferred Stock. This convertible preferred stock has a 0% dividend rate. The shares of preferred stock are convertible into 600 million shares of the Company¹s common stock at $0.0001 per share, and have a non-dilution provision. The shares were converted to 600 million shares of common stock in May 2015.

Common Stock Issuances

In April 2015, the Company issued 90,817,356 shares of common stock to Albert Valentin as part of its purchase of Maxxon. The stock had a fair value of $526,741. The fair value of the common stock was determined using the closing price of the shares on the grant date.

In December 2015, the Company issued 57,682,644 shares of common stock to Steven Wallace as part of its purchase of Maxxon. The stock had a fair value of $334,559. The fair value of the common stock was determined using the closing price of the shares on the grant date.

During the year ended December 31, 2014, the Company issued 21,976,406 shares of common stock for the conversion of $107,520 of convertible debt held by JMJ and $51,477 of interest for notes held by Hillair Capital Investments, resulting in a loss on extinguishment of $8,220.

In 2014, the Company also issued 56,263,333 shares of common stock to various employees and directors. The value of the stock ranged from $0.01 - $0.07 per share based on the market value on the date of grant, with an aggregate value of $811,303.

Warrants

There was no warrant activity during the year ended December 31, 2015.

Warrant activity for the year ended December 31, 2014 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2014	32,713,067	$0.21	4.3
Granted	474,258,441	$0.01	5.0
Exercised	—	$—	—
Forfeited and cancelled	(506,971,508)	$0.01	5.0

Outstanding at December 31, 2014	—	$—	—

Exercisable at December 31, 2014	—	$—	—

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

During the year ended December 31, 2014, 2,850,000 warrants issued were expired or unexercised.

In November 2014, as part of the Restructuring Agreement, Hillair agreed to cancel 474,258,441 warrants to purchase shares of the Company’s stock. See Note 9. As a result of this cancellation, the Company had no warrants outstanding as of December 31, 2014.

Stock Incentive Plan

On May 15, 2014, the Company created the 2014 Stock Incentive Plan and reserved 40,000,000 shares of common stock for issuance thereunder. The 2014 Stock Incentive Plan also provides the issuance of stock awards and grant of options to purchase shares of the Company’s common stock. The Company did not issue any stock options or warrants during the year ended December 31, 2015 or 2014. All common stock reserved under this plan has been issued as of the date of this report to either employees, contractors or financial partners of the Company.

Options

There was no option activity during the year ended December 31, 2015.

A summary of stock option activity for the year ended December 31, 2014 is as follows:

Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2014	600,000	$0.07
Options granted	—	$—
Options cancelled	(600,000)	$0.07
Balance at December 31, 2014	—	$—
Exercisable, December 31, 2014	—	$—
Vested and expected to vest	—	$—

NOTE 15 – SEGMENT INFORMATION

The Company has the following reporting segments:

•	Legend is an oil and gas exploration, development and production company. The Company’s oil and gas property interests are located in the United States (in the States of Kansas and Oklahoma).

•	Maxxon is a trucking and oil and gas services company that operates in North Dakota.

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

Below is summarized segment financial data for both Legend and Maxxon as of December 31, 2015 and for the twelve months ended December 31, 2015. The Company acquired Maxxon in April 2015. Accordingly, the segment financial data as of December 31, 2014 and for the twelve months ended December 31, 2014 is not presented.

Summarized Statements of Operations Information for the Year Ended December 31, 2015	Corporate	Oil and Gas	Trucking	Services	Total
Revenue	$—	$350,315	$4,269,323	$121,655	$4,741,293
Total operating expenses	(3,112,474)	(485,120)	(5,272,135)	(784,467)	(9,654,196)
Operating loss	(3,112,474)	(134,805)	(1,002,812)	(662,812)	(4,912,903)
Total other income (expense)	(10,069,455)	—	(7,477)	—	(10,076,932)
Net loss	(13,181,929)	(134,805)	(1,010,289)	(662,812)	(14,989,835)

Summarized Balance Sheet Information at December 31, 2015	Corporate	Oil and Gas	Trucking	Service	Total
Total assets	$704,574	$—	$4,262,327	$27,683	$4,994,584
Total liabilities	4,496,187	—	578,664	130,940	5,205,791

NOTE 16 – DISCONTINUED OPERATIONS

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

The amounts of net assets and liabilities related to the discontinued operations of Legend Canada are as follows:

December 31, 2014
Assets:
Receivables	$—
Prepaid expenses	57,531
Oil and gas property – subject to amortization	1,033,874
Oil and gas property – not subject to amortization	773,993
Total assets	$1,865,398

Liabilities:
Accounts payable	$(1,367,580)
Short-term debt	(2,018,951)
Asset retirement obligation	(1,356,322)
Total liabilities	$(4,742,853)

Equity:
Accumulated other comprehensive income	$(17,188)

Income from discontinued operations	$2,894,643

There was no income and expenses related to the discontinued operations of Legend Canada for the years ended December 31, 2015.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

The Company owes $9,266 in property taxes, penalties, and interest to the state of North Dakota from operations during the year 2012. We entered into a payment plan with the state of North Dakota whereby we pay them $500 per month until the above balance is fully repaid.

On October 28, 2013, a vendor filed a complaint against the Company seeking to collect $68,913, plus interest for services rendered on or before November 30, 2012. This claim has been satisfactorily resolved between the parties, and Legend is remitting approximately $2,500 per month in settlement of this claim, until such balance is fully repaid. During the year ended December 31, 2015, the Company made principal payments of $30,000. The Company recorded interest of approximately $5,199 on the settlement liability for the year ended December 31, 2015. As of December 31, 2015, the Company had a principal balance of $29,112 outstanding on the settlement liability.

On June 19, 2014, a vendor filed a complaint against the Company seeking to collect $35,787, plus interest for services rendered. This claim has been satisfactorily resolved between the parties, and Legend is remitting $2,000 per month in settlement of this claim, until such balance is fully repaid. During the year ended December 31, 2015, the Company made principal payments of $22,000. The Company recorded interest of approximately $1,401 on the settlement liability for the year ended December 31, 2015. The principal balance this settlement was fully paid in December 31, 2015.

On May 18, 2015, the Company entered into a trailer lease agreement with Polar Service Centers. The Company leased seven trailers at a monthly rent of $17,500 for 28 months commencing on June 1, 2015 and continue until September 30, 2017. The Company evaluated the lease for capitalization and concluded the lease did not meet the criteria of capital lease. Future minimum lease payments for the trailer lease as of the year ended December 31, 2015 are as follows:

2016	$120,000
2017	157,500
Thereafter	—
Total net minimum payments	$367,500

The Company leases office space on a month-to-month basis, with monthly rental payments due of approximately $2,200. The Company leases office space, a diesel repair shop, and employee housing under non-cancelable lease agreements. The leases provide that we pay taxes, insurance, utilities, and maintenance expenses related to the leased assets. Future minimum lease payments for these non-cancelable operating leases as of the year ended December 31, 2015 are as follows:

2016	$120,000
2017	90,000
Thereafter	—
Total net minimum payments	$210,000

NOTE 18 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax asset as of December 31, 2015 and 2014 are as follows:

	2015	2014
Net operating loss carryforwards	$5,110,387	$5,539,128
Oil and gas property	—	(1,007,171)
Asset retirement obligation	33,645	406,520
Total deferred tax asset	5,144,032	4,938,477
Less valuation allowance	(5,144,032)	(4,938,477)
Net deferred tax asset	$—	$—

The items accounting for the difference between income taxes computed at the statutory rates and the provisions for income taxes are as follows for the years ended December 31, 2015 and 2014:

	2015	2014
Net loss	$14,989,835	$2,261,383
Tax rate	35%	35%
Tax benefit at statutory rate	(5,246,442)	(971,484)
50% of meals and entertainment	7,496
Stock-based compensation	—	283,956
Loss on debt conversion	—	1,754,885
Gain on discontinued operations	—	(1,013,125)
Loss (gain) on embedded derivatives	2,292,967	(2,788,913)
Timing differences in interest expense	—	141,331
Timing differences in amortization expense	143,115	—
Other	—	1,009
Change in valuation allowance and other	2,802,864	2,592,341
Provision for income taxes	$—	$—

The Company established a valuation allowance for the full amount of the net deferred tax asset as management currently does not believe that it is more likely than not that these assets will be recovered in the foreseeable future. The increase in the valuation allowance was $2,802,864 for 2015 and $480,193 for 2014. The net operating loss at December 31, 2015 is approximately $14,601,106, and begins to expire in 2020 and fully expires in 2035.

NOTE 19 – SUBSEQUENT EVENTS

On January 29, 2016, the Company entered into a Securities Purchase Agreement with Hillair pursuant to which it issued an 8% Original Issue Discount Senior Convertible Debenture (the " Debenture ") to Hillair in the aggregate amount of $1,439,400, payable in full on March 1, 2018. The Debenture is convertible into 47,980,000 shares of common stock at a conversion price of $.03 per share. The repayment of the Debenture is unsecured.

In connection with the issuance of the Debenture, Hillair agreed to surrender the Company's Original Issue Discount Senior Secured Convertible Debenture due March 1, 2017 that was issued on October 22, 2015 to Hillair with a current outstanding principal amount of $654,000 (the " Outstanding Debenture "). Regardless of whether or not the Outstanding Debenture is surrendered on or after January 29, 2016, Hillair acknowledged and agreed that, upon the issuance of the Debenture and the consummation of the transactions contemplated thereby, the Outstanding Debenture would be deemed cancelled and that the Company was authorized to update its books and records to reflect such cancellation.

After taking into account the original issue discount, legal and diligence fees of $30,000 reimbursed to the Purchaser and the cancellation of the Outstanding Debenture, the net proceeds received by the Company was $630,000.

In March 2016, the Company issued 6 million shares common stock to an employee for services valued at $10,800.

On April 5, 2016, the Company entered into an agreement with Sher that restructured the existing secured promissory note ($2,854,000) plus accrued interest ($142,700) plus a $250,000 restructuring fee, (the “Restructuring”), with an amended and restated note totaling $3,246,700. The terms of that Restructuring are that the Company will pay $1,000,000 to Sher by April 11, 2016.  In order to pay the $1,000,000 to Sher, the Company will enter into a convertible debenture with Hillair totaling $1,150,206, with interest accruing at 8% per annum, due and payable on March 1, 2018. The Hillair debenture will be convertible into 38,340,200 shares of the Company's stock at $0.03 per share.

The remaining balance on the Sher Note of $2,246,700 at 15% interest per annum will be due and payable on April 3, 2018. Further, commencing with the quarter ending June 30, 2016, and at each year end, we will pay Sher, within 10 days of issuing our quarterly report on Form 10-Q or Form 10-K, 20% of any positive net operating cash flows for the quarter as presented on the Statement of Cash Flows for the particular quarter.  The Sher Note will remain collateralized by the same collateral as the original promissory note to Sher, subject to sales of such collateral by the Company reducing the principal balance of the note with proceeds of such collateral sales. As a result of the restructuring, the note has been reclassified to long-term debt on the Company's December 31, 2015 balance sheet.

NOTE 20 – SUPPLEMENTAL OIL AND GAS INFORMATION (unaudited)

All information set forth herein relating to our proved reserves, estimated future net cash flows and present values is taken or derived from reports prepared by KLH Consulting as to the 2014 information. Since we sold all our oil and gas properties, no such reserve report was prepared for 2015. All of the information designated as Canada below relates to Legend Canada’s operations. The estimates of these engineers were based upon their review of production histories and other geological, economic, ownership and engineering data provided by and relating to us. No reports on our reserves have been filed with any federal agency. In accordance with the Securities and Exchange Commission’s (“SEC”) guidelines, our estimates of proved reserves and the future net revenues from which present values are derived are based on an unweighted 12-month average of the first-day-of-the-month price for the period January through December for that year held constant throughout the life of the properties. Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service, general and administrative expenses and income taxes.

Capitalized Costs relating to Oil and Gas Producing Activities

Capitalized costs relating to oil and gas producing activities are as follows:

December 31, 2015:
Proved	$—
Unproven	—
Total capitalized costs	—
Accumulated depreciation, depletion, amortization, and impairment	—
Net capitalized costs	$—

December 31, 2014:
Proved	$3,948,679
Unproven	—
Total capitalized costs	3,948,679
Accumulated depreciation, depletion, amortization, and impairment	(309,763)
Net capitalized costs	$3,638,916

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Cost incurred in oil and gas property acquisition and development activities are as follows:

Year Ended December 31, 2015:
Acquisition of properties:
Proved	$—
Unproved	—
Exploration costs	—
Development costs	856,358
Total acquisition and development costs	$856,358

Year Ended December 31, 2014:
Acquisition of properties:
Proved	$1,040,000
Unproved	—
Exploration costs	—
Development costs	1,199,762
Total acquisition and development costs	$2,239,762

Results of Operations for Oil and Gas Producing Activities

The following table shows the results from operations for the periods ended December 31, 2015 and 2014:

Year Ended December 31, 2015:
Revenue	$350,315
Production expenses	387,501
Depletion, depreciation, and amortization	70,045
Accretion	27,574
Results of activities	$(134,805)

Year Ended December 31, 2014:
Revenue	$691,593
Production expenses	443,413
Depletion, depreciation, and amortization	69,284
Accretion	15,803
Results of activities	$163,093

Oil and Gas Reserves

Oil (MBbls)

Proved reserves at December 31, 2014	445.7
Production	(8.1)
Purchases/sales of reserves	—
Revisions of previous estimates	—
Sale of reserves in place	(437.6)
Proved reserves at December 31, 2015	—

	Canada			United States	Total
	Oil (MBbls)	Gas (Mmcf)	NGL (MBbls)	Oil (MBbls)	Oil (MBbls)	Gas (Mmcf)	NGL (Bbls)	Total (MBoe)

Proved reserves at December 31, 2013	38.5	1,068.8	3.5	107.1	145.6	1,068.8	3.5	327.2
Production	—	—	—	(8.8)	(8.8)	—	—	(8.8)
Purchases/sales of reserves	(38.5)	(1,068.8)	(3.5)	231.7	193.2	(1,068.8)	(3.5)	11.6
Revisions of previous estimates	—	—	—	115.7	115.7	—	—	115.7
Proved reserves at December 31, 2014	—	—	—	445.7	445.7	—	—	445.7

United States
Oil (MBbls)
PROVED DEVELOPED RESERVES:
December 31, 2015	—
December 31, 2014	201.1

PROVED UNDEVELOPED RESERVES:
December 31, 2014	244.6
December 31, 2015	—

TOTAL PROVED:
December 31, 2015	—
December 31, 2014	445.7

Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth as of December 31, 2015 and 2014, the estimated future net cash flow from and Standardized Measure of Discounted Future Net Cash Flows (“Standardized Measure”) of our proved reserves, which were prepared in accordance with the rules and regulations of the SEC and the Financial Accounting Standards Board. Future net cash flow represents future gross cash flow from the production and sale of proved reserves, net of crude oil, natural gas and natural gas liquids production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs. The calculations used to produce the figures in this table are based on current cost and price factors at December 31, 2015 and 2014.

Standardized Measure relating to Proved Reserves:

December 31, 2015:
Future cash inflows	$—
Future production costs:	—
Future development costs	—
Future cash flows before income taxes	—
Future income taxes	—
Future net cash flows after income taxes	—
10% annual discount for estimated timing of cash flows	—
Standardized measure of discounted future net cash flows	$—

	Canada	United States	Total
December 31, 2014:
Future cash inflows	$—	$36,834,289	$36,834,289
Future production costs:	—	(12,626,533)	(12,626,533)
Future development costs	—	(790,000)	(790,000)
Future cash flows before income taxes	—	23,417,756	23,417,756
Future income taxes	—	(6,765,655)	(6,765,655)
Future net cash flows after income taxes	—	16,652,101	16,652,101
10% annual discount for estimated timing of cash flows	—	(7,853,123)	(7,853,123)
Standardized measure of discounted future net cash flows	$—	$8,798,979	$8,798,979

 The following reconciles the change in the Standardized Measure for the year ended December 31, 2015:

United States
Beginning of year	$8,798,979
Changes from:
Sales of producing properties	(8,798,979)
End of year	$—

The following reconciles the change in the Standardized Measure for the year ended December 31, 2014:

	Canada	United States	Total
Beginning of year	$1,697,006	$2,382,523	$4,079,529

Changes from:
Purchases of proved reserves	—	3,852,496	3,852,496
Sales of producing properties	(1,697,006)	—	(1,697,006)
Extensions, discoveries and improved recovery, less related costs	—	—	—
Sales of natural gas, crude oil and natural gas liquids produced, net of production costs	—	(672,019)	(672,019)
Revision of quantity estimates	—	4,429,775	4,429,775
Accretion of discount	—	238,252	238,252
Change in income taxes	—	(1,564,005)	(1,564,005)
Changes in estimated future development costs	—	(1,039,047)	(1,039,047)
Development costs incurred that reduced future development costs	—	1,199,762	1,199,762
Change in sales and transfer prices, net of production costs	—	1,170,301	1,170,301
Changes in production rates (timing) and other	—	(1,199,059)	(1,199,059)
End of year	$—	$8,798,979	$8,798,979

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

We fail to maintain adequate disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls include the lack of significant accounting department and segregation of duties due to the Chief Financial Officer being the sole member of the accounting department for much of the year, and a Controller being hired in May 2015.

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) as of December 31, 2015. Based on that evaluation, management has concluded that these disclosure controls and procedures were not effective as of December 31, 2015.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of our internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2015. Such conclusion was reached based on the following material deficiencies noted by management:

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

c) In June 2014, the Company hired a Chief Restructuring Officer, now the Chief Executive Officer (CEO), as well as a new Chief Financial Officer (CFO). In their work with the Company since their commencing service, they identified multiple material weaknesses in internal control by prior management, and have been working to cure those deficiencies. The CEO and CFO believe that any material weaknesses in internal control have been mitigated by December 31, 2015, but continued during the year then ended.

Management hired a Controller for the Company in May 2015, as well as integrated the accounting staff of Maxxon, post-acquisition, which significantly enhanced internal control for the Company.

Changes in Internal Control Over Financial Reporting

In June 2014, we hired a Chief Restructuring Officer (CRO) and an acting Chief Financial Officer (CFO) to evaluate the viability of the Company and to initiate changes to various business processes and internal controls to eliminate and/or mitigate material weaknesses. In October 2014, the Company promoted the CRO to the position of Chief Executive Officer, also assuming the position of Chairman of the Board. At the same time, the acting CFO was contracted as a permanent CFO, and commenced serving on the Board of Directors as the Company’s Secretary and Treasurer, and as of August 2015, was appointed the Company’s President as well. We continue our evaluation of internal control, and to strengthen our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally, management’s report was not subject to attestation by our registered public accounting firm pursuant to the permanent exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 for non-accelerated filers.

ITEM 9B.	OTHER INFORMATION

See “BUSINESS – Recent Developments” in Item 1 of this Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the date of this report’s release, our Board of Directors consists of four members, two of which are executive officers. The term of office of each director expires at the next annual meeting of our shareholders. Directors serve until their respective successors have been elected and qualified. Executive officers are appointed by and serve at the pleasure of the Board of Directors.

Set forth below is biographical information for each of our current directors.

Name	Age	Position	Director Tenure
Andrew Reckles	45	Chief Executive Officer Chairman of the Board	October 2014 – Current

Warren Binderman	51	Chief Financial Officer President, Corporate Secretary Board Member	October 2014 – Current

Jeffrey Kaplin	50	Board Member, Audit Committee Chair, Independent Director	July 2015– Current

Alais Griffin	43	Independent Director	March 2016– Current

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

Warren S. Binderman

Warren is the President and Chief Financial Officer of Legend, and has served in that capacity since July 2014. He also serves on the Company’s Board and is the Secretary and Treasurer. He is also the managing member of the Binderman Group, LLC, a specialized accounting and business consulting firm performing services throughout the United States. Warren excels in servicing and communicating with clients as they move through the transaction process—from IPO, private equity deals, mergers and acquisitions, public shell transactions and reverse mergers, and other such ownership transitions. He is a skilled business partner who listens and is committed to helping Clients achieve their goals, ensuring that the transactions being considered are properly supported and meet the appropriate financial and strategic objectives. With deep knowledge and experience across industries, he works with clients to ensure that money makes sense for their business and life. Warren’s expertise includes investment due diligence, mergers and acquisitions, private placement reviews, and restructuring services. He has demonstrated experience in various industry sectors and has worked with many publicly held companies, financial institutions, and closely held companies. Due to his experience working with public and private sector entities, he has an excellent depth of knowledge in both sectors’ activities and transactions. Warren also has significant depth performing due diligence, consulting services, and audits of entities with complex structures. Before working with Legend and starting the Binderman Group, Warren served in various capacities with International accounting firms in the capacities of partner, director, manager and staff. He worked for Arthur Andersen LLP for nine years and KPMG LLP for over three years, as well as other national and international firms throughout his career. Warren received his Bachelor of Business Administration degree from the University of Maryland in 1990 and was a Magna Cum Laude graduate of The Smith Business School, with a major in Accounting. He is a member of the AICPA, and is a CPA in Georgia, and Maryland.

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

Alais Griffin

On March 7, 2016, Alais Griffin, age 43, joined the Company’s Board of Directors. Ms. Griffin currently serves as the General Counsel of a large, national nonprofit organization. As the organization’s chief legal officer, she oversees all legal issues concerning the entity’s operations.

Prior to joining the nonprofit world, Ms. Griffin was a partner in the Chicago office of an international law firm, where she focused her practice on litigation, compliance and internal investigations, with an emphasis on transportation. As a former senior political appointee in the United States Department of Transportation (DOT), Ms. Griffin brought extensive experience in transportation-related enforcement matters and litigation, as well as unique insights into DOT regulatory compliance, regulatory development and other government processes. She represented clients in a wide variety of enforcement, compliance and financing matters before almost every DOT agency. She also served as a Steering Committee Member of the American Bar Association’s Section of International Law, International Transportation Committee and was elected Vice-Chair before leaving private practice.

Ms. Griffin’s experience also includes assisting with the development and implementation of internal compliance initiatives for multinational companies subject to the Foreign Corrupt Practices Act (FCPA) and other bribery acts, including those in Sub-Saharan Africa. She has spoken both in the United States and abroad on compliance related-topics, including the FCPA and transportation regulations, and has been published widely on regulatory and compliance matters.

From 2009 to 2012, Ms. Griffin served as the Counselor to the DOT General Counsel, where she worked closely with the General Counsel, the Office of the Secretary and other senior political appointees on the Department’s regulatory, policy and litigation matters. She subsequently served as the Chief Counsel for the Federal Motor Carrier Safety Administration, the DOT agency that oversees commercial motor vehicles. As the Agency’s chief legal officer, Ms. Griffin managed FMCSA’s litigation matters as well as the legal and strategic review of Agency policies, programs and regulations. In her capacity as a senior advisor, Alais also worked regularly on legislative and regulatory matters with the White House, other Executive Branch agencies and Congress.

Ms. Griffin received a Bachelor of Arts degree, cum laude general studies, from Harvard University and a JD, cum laude, from Northwestern Pritzker School of Law, where she was Executive Editor of the Northwestern University Law Review and a member of the Order of the Coif. In 2013, she received the “Outstanding 50 Asian Americans in Business Award” from the Asian American Business Development Center.

Jeffrey Kaplin

Jeff has lived in Atlanta, GA since 1987. Jeff graduated from Indiana University in Bloomington, Indiana in May 1987 with a Bachelor of Science with a major in Accounting. He has practiced public accounting for over 20 years and is the managing partner of the public accounting firm, Rosenthal & Kaplin, P.C., which is a member firm of the AICPA. He is a financial expert in the areas of taxation (corporate, individual and partnership), and as a CPA, practices auditing and attestation services. Other areas relative to Jeff’s expertise include IRS representation, litigation support, and merger and acquisition services. Jeff is currently serving on the B’nai Torah Board of Trustees, The Standard Country Club Board of Governors and is a former Epstein School Trustee. He is an active CPA in Georgia, and is a member of the American Institute of Certified Public Accountants (AICPA) and the Georgia Society of Certified Public Accountants (GSCPA).

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

We believe that all Reporting Persons complied with all applicable Section 16(a) filing requirements for fiscal year 2015, based solely on our review of the copies of such reports received or written communications from certain Reporting Persons.

Code of Ethics

We have a Code of Ethics that applies to our three key executives and directors. A copy of the Code of Ethics is included as Exhibit 14.1 to this Report and is available on our corporate website at www.midconoil.com in the section “About Legend.”

Audit Committee

During 2015, Jeffrey Kaplin, CPA was appointed to our Board. He was appointed the sole, independent member of the committee, serving as our “financial expert” to serve as the Chair of the audit committee.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows all compensation awarded, earned by or paid to Mssrs. Andrew Reckles, Chairman of the Board and CEO, Marshall Diamond-Goldberg, ______ President and COO, Warren S. Binderman, President, CFO and Secretary/Treasurer, James Vandeberg, former CFO and Secretary and Kyle Severson, former Chief Financial Officer (our “NEOs”) for each of the fiscal years ended December 31, 2015, 2014 and 2013:

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation (6)		Total Compensation
Andrew Reckles (4) (5)	2015	$240,000	$120,000			$3,000	$363,000
Chief Executive Officer	2014	$163,000	$550,000	—		$—	$713,000

Marshall Diamond-Goldberg (1)	2015	$90,000	$—	—		$—	$90,000
President and Chief Operating Officer	2014	$327,000	$65,000	125,250	$		$392,000
James Vandeberg (2)	2015	$—	$—	—		$—	$—
Secretary and Chief Financial Officer	2014	$51,500	$—	—		$—	$51,500
Kyle Severson (3)	2015	$—	$—	—		$—	$—
Former Chief Financial Officer	2014	$—	$—	—		$—	$—
Warren S. Binderman (5)	2015	$240,000	$120,000			$1,500	$367,500
Chief Financial Officer	2014	$73,500	$38,000	—		$—	$111,500

(1)	Mr. Diamond-Goldberg stepped down as President and COO on June 2015.
(2)	Effective May 1, 2012, Mr. Vandeberg’s compensation was decreased to $10,000 per month. Effective July 1, 2012, Mr. Vandeberg’s compensation was decreased to $5,000 per month. Mr. Vandeberg was appointed as CFO on April 11, 2013.
(3)	Mr. Severson stepped down as CFO on April 11, 2013.
(4)	Mr. Reckles’ compensation includes amounts paid and the balance accrued at December 31, 2015 and 2014.
(5)	Mr. Reckles’ and Mr. Binderman’s compensation includes the balance accrued ($120,000) at December 31, 2015.
(6)	These amounts result from usage of Company owned vehicles.

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

Narrative Disclosure to Summary Compensation Table

Outstanding Equity Awards at 2015 Fiscal Year-End

There are no outstanding equity awards outstanding at December 31, 2015.

Director Compensation

We paid and/or accrued a monthly fee of $500 per month to Mr. Kaplin during his period as Director during 2015.

2015 Stock Incentive Plan and the 2014 Stock Incentive Plan

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

The following tables set forth information with respect to the beneficial ownership of our common shares as of March 31, 2016 by our directors, named executive officers, and directors and executive officers as a group, as well as each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of our common shares. As of the latest practical date before filing this annual report, there were 0.00 common shares issued and outstanding.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common stock, par value $0.001 (preferred stock, 9,643 shares, par value $.001	Hillair Capital Investments, L.P. 345 Lorton Avenue, Suite 303 Burlingame, CA 94010	609,800,000	64.7%
Common stock, par value $0.001	Northpoint Energy Partners, LLC (2) 555 Northpoint Center East, Suite 400 Alpharetta, GA 30022	16,263,333	1.7%
Common stock, par value $0.001	Warren S. Binderman 555 Northpoint Center East, Suite 400 Alpharetta, GA 30022	7,500,000	.7%
TOTAL:		633,563,333	67.1%

(1)	The information for such shareholders are based on the list of record holders maintained by our stock transfer agent. Such shareholder has not filed a Schedule 13D with the SEC disclosing its greater than five percent ownership.

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

Mr. Marshall Diamond-Goldberg is our former CEO and Director. He is also a former director of Wi2Wi. We have not found any reason to be concerned with this potential conflict of interest since Mr. Diamond-Goldberg resigned as a member of the board of directors of Wi2Wi effective as of July 1, 2011, and he was not involved on Wi2Wi’s behalf in negotiating the terms of the Asset Purchase Agreement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

GBH CPAs, P.C. audited our financial statements for the year ended December 31, 2015 and 2014.

Policy for Approval of Audit and Permitted Non-Audit Services

The Board of Directors, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the shareholders. During 2015 and 2014, the Board of Directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed below, and determined that the provision of such services by our independent registered public accounting firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Audit and Related Fees

The following table sets forth the aggregate fees billed by GBH CPAs and Peterson Sullivan for professional services rendered in fiscal years ended December 31, 2015 and 2014, respectively.

	2015	2014

Audit Fees (1)	$123,850	$21,000

Audit-Related Fees (2)	85,305	—

Tax Fees (3)	7,500	—

All Other Fees	—	—

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings.

(2)	“Audit-Related Fees” generally represent fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

(3)	“Tax Fees” generally represent fees for tax advice.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report are as follows:

1)	Financial Statements: The consolidated financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this Report.

2)	Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3)	Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

4)	Amended and Restated Note and Waiver with Sher Trucking.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 7, 2016.

LEGEND OIL AND GAS, LTD.

By:	/s/ Warren S. Binderman
Warren S. Binderman, Chief Financial Officer
President, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Andrew S. Reckles	Chief Executive Officer and Director	April 7, 2016
Andrew S. Reckles	(Principal Executive Officer)

/s/ Warren S. Binderman	President, Chief Financial Officer, and Director	April 7, 2016
Warren S. Binderman	(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the document to which it is cross referenced is made.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger with New Western Energy Corporation New Western Energy Merger Corporation and the Company, dated January 23, 2014	Incorporated by reference herein from our report on Form 8-K dated January 23, 2014, filed with the SEC on January 27, 2014.

2.2	Membership Interest Purchase Agreement dated April 3, 2015, among the Company, Sher Trucking, LLC, Albert Valentin and Steven Wallace	Incorporated by reference herein from our report on Form 8-K dated April 2, 2015 and filed with the SEC on April 7, 2015.

2.3	Letter Agreement between the Company and Steven Wallace	Incorporated by reference herein from our report on Form 8-K dated April 2, 2015 and filed with the SEC on April 7, 2015.

2.4	Letter Agreement between the Company and Sher Trucking, LLC dated April 13, 2015	Incorporated by reference herein from our report on Form 8-K dated April 2, 2015 and filed with the SEC on April 7, 2015.

3.1	Amended and Restated Articles of Incorporation dated January 29, 2007	Incorporated by reference herein from our report on Form 8-K dated January 29, 2007, filed with the SEC on January 30, 2007.

3.2	First Articles of Amendment to the Amended and Restated Articles of Incorporation dated October 4, 2010	Incorporated by reference herein from our definitive Information Statement filed with the SEC on October 19, 2010.

3.3	Articles of Amendment to the Articles of Incorporation dated August 12, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.	Incorporated by reference herein from our report on Form 8-K dated October 22, 2015 and filed with the SEC on October 28, 2015.

3.5	Articles of Amendment to the Articles of Incorporation dated December 21, 2015.	Filed herewith.
3.6	Bylaws dated November 29, 2000	Incorporated by reference herein from our registration statement on Form 10-SB, filed with the SEC on April 25, 2002.
4.1	Specimen Legend Oil and Gas, Ltd. Common Stock Certificate	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.

4.2	Form of Warrant issued to Iconic Investment Co.	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.

Exhibit No.	Description	Location
4.3	Form of Warrant issued in connection with August 2011 unit financing	Incorporated by reference herein from our report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 12, 2011.

4.4	Specimen Legend Oil and Gas, Ltd. Convertible Preferred Stock Certificate	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

4.5	Original Issue Discount Senior Secured Debenture Due May 16, 2016 dated April 2, 2015	Incorporated by reference herein from our report on Form 8-K dated April 2, 2015 and filed with the SEC on April 7, 2015.
4.6	Original Discount Senior Secured Convertible Debenture Due March 1, 2016.	Incorporated by reference herein from our report on Form 8-K dated April 25, 2015 and filed with the SEC on April 29, 2015.
4.7	Articles of Amendment to the Articles of Incorporation of the Company dated May 1, 2015.	Incorporated by reference herein from our report on Form 8-K dated May 7, 2015 and filed with the SEC on May 11, 2015.
4.8	Original Discount Senior Secured Convertible Debenture Due March 1, 2016	Incorporated by reference herein from our report on 8-K dated June 30, 2015 and filed with the SEC on July 6, 2015.
4.9	Original Discount Senior Secured Convertible Debenture Due March 1, 2017 in the original principal amount of $654,000	Incorporated by reference herein from our report on Form 8-K dated October 22, 2015 and filed with the SEC on October 28, 2015.
4.10	Promissory Note dated October 22, 2015 in the original principal amount of $1,928,740.	Incorporated by reference herein from our report on Form 8-K dated October 22, 2015 and filed with the SEC on October 28, 2015.
4.11	Original Discount Senior Convertible Debenture Due March 1, 2018.	Incorporated by reference herein from our report on Form 8-K dated January 29, 2016 and filed with the SEC on February 2, 2016.
4.12	Original Discount Senior Convertible Debenture Due March 1, 2018.	Incorporated by reference herein from our report on Form 8-K dated March 25, 2016 and filed with the SEC on March 31, 2016.
10.1*	Consulting Agreement by and between Marlin Consulting Corp. and Legend dated September 1, 2010	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.

10.2	Agreement for Purchase and Sale by and between Piqua Petro, Inc. and the Company dated October 20, 2010 (Piqua Project)	Incorporated by reference herein from our report on Form 8-K dated October 29, 2010, filed with the SEC on November 4, 2010.

10.3	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated February 25, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.

Exhibit No.	Description	Location
10.4	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 23, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011.

10.5	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 30, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K dated December 31, 2010, filed with the SEC on March 31, 2011

10.6	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated January 21, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.

10.7	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated April 28, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.

10.8A*	Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan, as amended	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012.
10.8B*	Form of Stock Option Agreement under 2011 Stock Incentive Plan	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012.

10.9	Form of Subscription Agreement in connection with August 2011 unit financing	Incorporated by reference herein from our report on Form 10-Q for the period ended June 30, 2011, and filed with the SEC on August 12, 2011.

10.10A	Asset Purchase Agreement by and among International Sovereign Energy Corp., Legend Oil and Gas, Ltd., and Legend Energy Canada Ltd. dated September 13, 2011	Incorporated by reference herein from our report on Form 8-K dated September 12, 2011, filed with the SEC on September 16, 2011.

10.10B	Amending Agreement to Asset Purchase Agreement, by and among International Sovereign Energy Corp., Legend Oil and Gas, Ltd., and Legend Energy Canada Ltd. dated October 20, 2011	Incorporated by reference herein from our report on Form 8-K/A dated October 20, 2011, filed with the SEC on November 23, 2011
10.11	Credit Facility Offering Letter by and between National Bank of Canada and Legend Energy Canada Ltd. dated August 15, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.

10.12	Acknowledgment of Debt Revolving Demand Credit Agreement by and between National Bank of Canada and Legend Energy Canada Ltd. dated August 15, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.

10.13	Fixed and Floating Charge Demand Debenture by and between National Bank of Canada and Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

Exhibit No.	Description	Location
10.14	Pledge by Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.
10.15	Assignment of Book Debts by Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.16	Negative Pledge and Undertaking by and between National Bank of Canada and Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.17	Amending Offering Letter by and among National Bank of Canada, Legend Energy Canada Ltd. and the Company dated March 26, 2012	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011 and filed with the SEC on March 30, 2012.

10.18	CA $1.5 million Variable Rate Demand Note by Legend Energy Canada Ltd. in favor of National Bank of Canada	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011 and filed with the SEC on March 30, 2012.

10.19	Office Space Lease by and between Dundeal Canada (GP) Inc. and Legend Energy Canada Ltd., dated October 17, 2011	Incorporated by reference herein from our report on Form 8-K/A dated October 20, 2011, filed with the SEC on November 23, 2011

10.20*	Summary of Non-Employee Director Compensation	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012

10.21*	Form of Director Indemnification Agreement	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012

10.22	Settlement and Termination Agreement with Wi2Wi Corporation dated May 1, 2013	Incorporated by reference herein from our report on Form 8-K dated May 1, 2013, filed with the SEC on May 1, 2013.

10.23	Securities Purchase Agreement with Hillair Capital Investments L.P.	Incorporated by reference herein from our report on Form 8-K dated May 28, 2013, filed with the SEC on July 17, 2013.

10.24	Legend Oil and Gas, Ltd. 2013 Stock Incentive Plan	Incorporated by reference herein from our report on Form 8-K dated April 2, 2015, filed with the SEC on September 9, 2013.

10.25	Securities Purchase Agreement dated April 2, 2015, between the Company and Hillair Capital Investments, L.P.	Incorporated by reference herein from our report on Form 8-K dated April 2, 2015 and filed with the SEC on April 7, 2015.
10.26	Secured Promissory Note dated April 3, 2015, issued by the Company to Sher Trucking, LLC	Incorporated by reference herein from our report on Form 8-K dated April 2, 2015 and filed with the SEC on April 7, 2015.
62

Exhibit No.	Description	Location
10.27	Securities Purchase Agreement dated April 28, 2015	Incorporated by reference herein from our report on Form 10-K dated April 25, 2015 and filed with the SEC on April 29, 2015.

10.28	Securities Purchase Agreement dated June 30, 2015.	Incorporated by reference herein from our report on Form 8-K dated June 30, 2015 and filed with the SEC on July 6, 2015.

10.29	Securities Purchase Agreement dated October 21, 2015.	Incorporated by reference herein from our report on Form 8-K dated October 22, 2015 and filed with the SEC on October 28, 2015.

10.30	Securities Agreement dated October 21, 2015, between the Company and Hillair Capital Investments, L.P.	Incorporated by reference herein from our report on Form 8-K dated October 22, 2015 and filed with the SEC on October 28, 2015.

10.31	Purchase and Sale Agreement dated October 28, 2015, between the Company and HPH Kansas LLC.	Incorporated by reference herein from our report on Form 8-K dated October 22, 2015 and filed with the SEC on October 28, 2015.

10.32	Assignment of Oil And Gas Lease and Bill Of Sale	Incorporated by reference herein from our report on Form 8-K dated October 22, 2015 and filed with the SEC on October 28, 2015.

10.33

Letter Agreement dated November 16, 2015, between the Company and Northpoint Energy Partners, LLC, with respect to the engagement of Andrew Reckles as Chairman and Chief Executive Officer of the Company

Incorporated by reference herein from our report on Form 10-Q dated September 30, 2011 and filed with the SEC on November 20, 2015.

10.34	Letter Agreement dated November 16, 2015, between the Company and Binderman Group, LLC, with respect to the engagement of Warren S. Binderman as President, Chief Financial Officer and Board Secretary/Treasurer of the Company.	Incorporated by reference herein from our report on Form 10-Q dated September 30, 2011 and filed with the SEC on November 20, 2015.

10.35	Securities Purchase Agreement dated January 29, 2016.	Incorporated by reference herein from our report on Form 8-K dated January 29, 2016 and filed with the SEC on February 2, 2016.

10.36	Securities Purchase Agreement dated March 25, 2016.	Incorporated by reference herein from our report on Form 10-K dated December 31, 2011 and filed with the SEC on March 30, 2012.

10.37	Amended and Restated Secured Promissory Note payable to Sher Trucking, LLC	Filed herewith

14.1	Code of Ethics	Incorporated by reference herein from our report on Form 8-K dated March 25, 2016 and filed with the SEC on March 31, 2016.

21.1	Subsidiaries	Filed herewith

Exhibit No.	Description	Location
31.1	Certification by Andrew S. Reckles, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification by Warren S. Binderman, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification by Andrew Reckles, Chief Executive Officer, and Warren S. Binderman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

