Form 10-Q
period 2016-03-31
Legend Oil & Gas, Ltd.
filed 2016-05-23
CIK 1140414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 23, 2016, the registrant had 942,083,273 shares of its common stock, par value $0.001 per share, issued and outstanding.

LEGEND OIL AND GAS, LTD.

FORM 10-Q

For the Quarterly Period ended March 31, 2016

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

For a more detailed discussion of some of the factors that may affect our business, results and prospects, see our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on April 7, 2016, as well as various disclosures made by us in our other reports filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS

Legend Oil and Gas, Ltd.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$663,160	$463,503
Accounts receivable-trade	198,742	183,773
Prepaid expenses	202,805	281,737
Other current assets	180,140	137,475
Total Current Assets	1,244,847	1,066,488

Property, plant and equipment net	3,326,438	3,610,854
Assets held for sale	398,680	—
Intangible assets	305,079	317,242
Total Assets	$5,275,044	$4,994,584

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$659,570	$823,799
Accounts payable-related party	30,000	240,000
Accrued interest	143,530	106,505
Accrued interest - related party	19,290	10,034
Short term debt	256,819	249,348
Current portion of long term debt	1,230,187	1,074,781
Total Current Liabilities	2,339,396	2,504,467

Long term debt	2,239,725	2,040,518
Asset retirement obligations	118,425	96,129
Convertible debt - related party, net of debt discount of $279,949 and $89,323, respectively	1,570,239	564,677
Total Liabilities	6,267,785	5,205,791

Stockholders’ Deficit
Preferred stock – $0.001 par value, 100,000,000 shares authorized	—	—
Series A convertible preferred stock - $0.001 par value; 0 and 600 shares issued outstanding, respectively	—	—
Series B preferred stock – $0.001 par value; 9,643 shares issued and 9,643 outstanding	10	10
Common stock – 4,900,000,000 shares authorized; $0.001 par value; 942,083,273 and 936,083,273 shares issued and outstanding, respectively	942,083	936,083
Additional paid-in capital	44,849,747	44,844,948
Accumulated deficit	(46,784,581)	(45,992,248)
Total Stockholders’ Deficit	(992,741)	(211,207)
Total Liabilities and Stockholders’ Deficit	$5,275,044	$4,994,584

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legend Oil and Gas, Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Period ended March 31, 2016 and 2015

	2016	2015

Revenue	$1,176,828	$—

Operating expenses
Cost of revenues	721,991	—
General and administrative	925,340	629,763
Depletion, depreciation, and amortization	190,307	—
Accretion of asset retirement obligations	22,296	2,385
Loss on disposal of property, plant and equipment	31,272	—
Total operating expenses	1,891,206	632,148

Operating loss	(714,378)	(632,148)

Other income (expense):
Interest expense	(74,988)	(309,978)
Change in fair value of embedded derivative liabilities	—	(6,551,333)
Total other expenses	(74,988)	(6,861,311)

Loss from continuing operations	(789,366)	(7,493,459)
Loss from discontinued operations	(2,967)	(1,417,617)
Net loss	$(792,333)	$(8,911,076)

Net loss per common share from continuing operations - basic and diluted	$(0.00)	$(0.04)
Net loss per common share from discontinued operations - basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	582,612,256	187,583,273

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legend Oil and Gas, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(792,333)	$(8,911,077)
Net loss attributable to discontinued operations	2,967	1,417,617
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Stock-based compensation	10,800	—
Depletion, depreciation, and amortization	190,307	—
Accretion on asset retirement obligation	22,296	2,385
Loss on disposal of property	31,272	—
Amortization of discounts on notes payable	15,562	26,252
Change in fair value of embedded derivative liabilities	—	6,551,333
Changes in operating assets and liabilities:
Accounts receivable	(14,969)	—
Prepaid expenses and other assets	235,820	(389,999)
Other assets	(42,665)	—
Accounts payable	(244,141)	88,336
Accounts payable – related party	(90,000)	(170,000)
Accrued interest	37,818	(44,444)
Accrued interest – related party	9,256	—
Net cash flows used in operating activities – continuing operations	(628,009)	(1,429,597)
Net cash flows used in operating activities – discontinued operations	(2,967)	115,110
Net cash flows used in operating activities	(630,976)	(1,314,487)

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid for property, plant and equipment	(28,000)	—
Net cash flows used in investing activities – continuing operations	(28,000)	—
Net cash flows provided by investing activities – discontinued operations	—	1,204,290
Net cash flows (used in) provided by investing activities	(28,000)	1,204,290

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on short-term debt	(201,367)	—
Proceeds from short-term debt	70,000	—
Proceeds from convertible debt – related party, net	990,000	—
Net cash flows provided by investing activities – continuing operations	858,633	—
Net cash flows used in investing activities – discontinued operations	—	(449,044)
Net cash flows provided by (used in) financing activities	858,633	(449,044)

Net change in cash and cash equivalents	199,657	(559,241)
Cash and cash equivalents, beginning of period	463,503	701,848
Cash and cash equivalents, end of period	$663,160	$142,607

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,054	$572,851
Taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Financing for prepaid insurance	$156,888	$—
Debt issued for acquisition of property, plant and equipment	$448,848	—
Reclassification of property, plant and equipment to assets held for sale	$398,680	—
Reclassification of accounts payable to short-term debt	$40,850	—
Capitalization of accrued interest on short-term debt	$793	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Legend Oil and Gas, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF OPERATIONS

Description of Business

Legend Oil and Gas, Ltd. (the "Company" or "Legend") is a crude oil hauling and trucking company with principal operations in the Bakken region of North Dakota. These crude oil hauling operations commenced through our acquisition of Black Diamond Energy Holdings, LLC ("Maxxon") on April 3, 2015. Further, through October 27, 2015, we were also an oil and gas exploration, development and production company, which are presented as discontinued operations. Our oil and gas property interests were located in the United States (Kansas and Oklahoma). Our current business focus is to expand our crude oil hauling operations into other basins within Colorado, Texas and Oklahoma. Through October 2015, our business was to acquire producing and non-producing oil and gas interests and develop oil and gas properties that we owned or in which we had a leasehold interest. We sold our oil and gas exploration operations on October 27, 2015. Currently, our operations are managed by employees based principally in North Dakota and Denver, Colorado, with the Company's contract CEO and CFO based out of Georgia. Our former oil and gas exploration workers were outsourced to consultants and independent contractors.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the three month period ended and at March 31, 2016 include the accounts of the Company, and our wholly-owned subsidiary, Black Diamond Energy Holdings, LLC and its wholly-owned subsidiaries Maxxon Energy, LLC and Treeline Diesel Center, LLC. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements of the Company, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Legend’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K filed with the SEC on April 7, 2016, have been omitted.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Management’s judgments and estimates in these areas are to be based on information available from both internal and external sources, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates are fair values of the Company’s equity-linked instruments, accruals related to revenues and expenses, estimates used in the impairment of property, plant and equipment, and the estimated future timing and cost of asset retirement obligations. Actual results could differ from the estimates as additional information becomes known.

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

Concentrations

During the three month period ended March 31, 2016, crude hauling revenue from Statoil ASA (“Statoil”) and Inland Slawson represents 84% and 9%, respectively, of our crude oil hauling business. We believe that the loss of Statoil as a customer would result in a material adverse effect to our company's financial results.

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2016, $669 of the Company's cash balances were uninsured. The Company has not experienced any losses on such accounts.

Accounts Receivable

Accounts receivable typically consist of crude oil hauling customer receivables, and are presented on the consolidated balance sheets net of allowances for doubtful accounts. The Company establishes provisions for losses on accounts receivable for estimated uncollectible accounts and regularly review collectability and establishes or adjusts the allowance as necessary using the specific identification method. Account balances that are deemed uncollectible are charged off against the allowance. No allowance for doubtful accounts was necessary as of either March 31, 2016 or December 31, 2015.

Prepaid Expense

Prepaid expenses consist primarily of prepaid insurance premiums. The Company amortizes these prepayments to expense over the life of the policy.

Assets held for sale

Long-lived assets that are expected to be recovered through a sale or disposition are classified as held for sale. Assets classified as held for sale are evaluated for impairment using the lower of fair value less disposal costs and carrying value. Assets held for sale are not depreciated. During the three months ended March 31, 2016 and 2015, no impairment loss was recorded.

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

Asset Retirement Obligation

The Company records the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset if a reasonable estimate of fair value can be made. The associated asset retirement cost capitalized as part of the related asset is allocated to expense over the asset’s useful life. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The asset retirement obligation is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at our credit-adjusted risk-free interest rate. The asset retirement obligation and the accompanying consolidated balance sheet at both March 31, 2016 and December 31, 2015, is related to our nonproducing Van Pelt lease in Oklahoma.

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

Income Taxes

The Company recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. A valuation allowance for the full amount of the net deferred tax asset was recorded for the three month period ended march 31, 2016 and December 31, 2015. Should they occur, interest and penalties related to tax positions would be recorded as interest expense. No such interest or penalties have been incurred as of either March 31, 2016 or December 31, 2015. The Company is no longer subject to federal examination for years before 2008.

Stock-based compensation

The Company measures compensation cost for stock-based payment awards at fair value and recognizes it as compensation expense over the service period for awards expected to vest. Legend’s policy is to issue new shares when options are exercised. Compensation cost from the issuance of stock options and stock grants is recorded as a component of general and administrative expenses in the consolidated statements of operations, and amounted to $30,000 and -0- for three months ended March 31, 2016 and 2015, respectively.

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

Net Loss Per Common Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period, including contingently redeemable common stock. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding. Potentially dilutive common shares include convertible preferred stock and convertible debentures.

	March 31, 2016	March 31, 2015
Potentially dilutive of common stock equivalents:
Options	—	—
Convertible Debt	61,672,933	20,348,718
Convertible preferred stock	327,499,200	—

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant losses from continuing operations of $789,366 for the three months ended March 31, 2016 and $14,989,835 for the year ended December 31, 2015 and had negative working capital of $695,869 at March 31, 2016 and $1,437,979 at December 31, 2015. Additionally, the Company is dependent on a small number of customers in obtaining its revenue goals. Further, obtaining additional debt and/or equity financing to roll-out and scale its planned principal business operations may be limited due our losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Purchase price on April 4, 2015
Cash paid	$1,625,000
Promissory note	2,854,000
Fair value of common stock issued	861,300
Total purchase price	5,340,300
Fair value of net assets at April 4, 2015
Cash	$435,339
Accounts receivable	1,063,629
Inventory	207,437
Prepaid and other current assets	199,132
Property and equipment	3,188,615
Intangibles	354,000
Goodwill	438,106
Total assets	5,886,258

Accounts payable	(455,632)
Other current liabilities	(90,326)
Total liabilities	(545,958)
Net assets acquired	$5,340,300

NOTE 5 – PROPERTY AND EQUIPMENT

The amount of capitalized costs related to property and equipment and the amount of related accumulated depreciation and impairment are as follows:

	March 31,	December 31,
	2016	2015

Drilling rig	$—	$465,000
Trucks, trailers, and vehicles	3,764,315	3,488,246
Furniture and equipment	444,713	444,713
Property and equipment, at cost	4,209,028	4,397,959
Accumulated depreciation	(657,755)	(562,270)
Accumulated impairment	(224,835)	(224,835)
Property and equipment, net	$3,326,438	$3,610,854

The Company has assigned a useful life of 5 years to all assets. The drilling rig was previously included in property and equipment, and has been reclassified to assets held for sale, as the Company has ceased all drilling operations. The Company recorded depreciation expense of $178,145 and $0 during the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016, the Company exchanged vehicles with a carrying value of $184,439 for new vehicles with a purchase price of $198,211. In addition, the vehicles traded were financed with an outstanding principal balance of $166,614 owed at the date of the exchange, which was extinguished in full. The Company assumed liabilities for the new vehicles of $211,658. Accordingly, the Company recorded a loss on the disposition of the vehicles of $31,272.

In March 2016, the Company purchased 7 tanker trailers from a third party. The trailers’ purchase price was $278,636. The Company paid $28,000 as a down payment and financed the remaining balance of $250,636. The financing requires monthly payments of $6,962 for the next 3 years and has a 0% interest rate.

During the third quarter of 2015, the Company closed the repair facility operation for its subsidiary, Treeline Diesel Center LLC. As of December 31, 2015, the Company impaired the value of the assets of $224,835.

NOTE 6 - INTANGIBLE ASSETS

During the year ended December 31, 2015, the Company completed its acquisition of Maxxon. The Company performed an assessment of the net assets acquired and identified it had acquired significant customer relationships, a trademark and a non-compete agreement with the sellers of Maxxon. Below is a summary of the cost attributable to the acquired intangibles.

	March 31,	December 31,
	2016	2015
Non-compete agreement	$39,200	$39,200
Trademark	47,800	47,800
Customer relationships	267,000	267,000
Goodwill	438,106	438,106
Total intangible assets	792,106	792,106
Accumulated amortization of intangible assets	(48,921)	(36,758)
Accumulated impairment of intangible assets	(438,106)	(438,106)
Net Intangible assets ending balance, March 31	305,079	317,242

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

During the three months ended March 31, 2016, the Company recorded $12,163 in amortization expense on its intangible assets.

NOTE 7 – ASSET RETIREMENT OBLIGATION

During 2015, the Company sold all of its producing properties. The asset retirement obligation recorded as of both March 31, 2016 and December 31, 2015 was related to the Van Pelt lease, a non-producing field, that the Company acquired during 2015, and which the Company still owned as of year-end. The asset retirement obligation at both March 31, 2016 and December 31, 2015 was $118,425 and $96,129, respectively. The Company recorded $22,296 and $2,385 in accretion expense of the asset retirement obligation liability during the three months ended March 31, 2016 and 2015, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2015, the related party amounts due to NPE were reduced by payments of $180,400, with additions for brokerage fees on the acquisition of Maxxon of $55,000, with a remaining balance due NPE of $451,600. In July 2015, NPE agreed to forgive the payable of $451,600. As of December 31, 2015, there was an amount due to NPE of $120,000, as a result of the bonus accrual under the NPE letter agreement for CEO services, which was paid out during the three months ended March 31, 2016.

On May 1, 2015, Hillair converted all of its 600 Series A Convertible Preferred Stock to 600 million shares of common stock.

During the year ended December 31, 2015, the Company entered into various secured debt debentures with Hillair to finance the Company’s oil and gas operations and acquisitions, in the aggregate amount of $9,824,976. These debentures accrued interest from 8% - 8.5% per annum and were secured in the Company’s oil and gas properties.

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

Also, on October 22, 2015, the Company consummated a Securities Purchase Agreement with Hillair pursuant to which it issued an Original Issue Discount Senior Secured Convertible Debenture in the aggregate amount of $654,000, payable in full on March 1, 2017 and accrues interest at 8% per annum. The debenture is convertible into up to 21,800,000 shares of common stock at a conversion price of $0.03 per share. After taking into account the original issue discount, legal and diligence fees of $104,000 reimbursed to Hillair, the net proceeds received by the Company was $550,000.

On January 29, 2016, the Company and Hillair amended the Securities Purchase Agreement (the “Amended SPA”) to increase the aggregate amount available to the Company. The Amended SPA increased the amount from $654,000 to $1,439,400. As a result, the Company received $630,000 in new proceeds, net of original issue discount, legal and diligence fees of $155,400 which were recorded as a debt discount. The debenture is convertible into up to 381,313,333 shares of common stock at a conversion price of $0.03 per share. The Amended SPA also extended the maturity date from March 1, 2017 to March 1, 2018. All other terms of the debenture remain the same.

On March 25, 2016, the Company consummated a Senior Convertible Debenture with Hillair in the amount of $410,788. The debenture has a maturity date of March 1, 2018 and accrues interest at 8% per annum. The debenture is convertible into up to 13,692,933 shares of common stock at a conversion price of $0.03 per share. The Company received net proceeds of $360,000, net of original issue discount, legal and diligence fees of $50,788 which were recorded as a debt discount.

During the three months ended March 31, 2016 and 2015, the Company amortized the debt discounts associated with its convertible debentures in the amount of $15,562 and $26,252, respectively. These amounts were recorded as interest expense.

NOTE 9 – NOTES PAYABLE

Notes payable consist of the following:		March 31, 2016	December 31, 2015

a)	On October 28, 2013, a vendor filed a complaint against the Company seeking to collect $68,913, plus interest at 12% for services rendered on or before November 30, 2012. This claim has been satisfactorily resolved between the parties, and Legend is remitting $2,500 per month in settlement of this claim, until such balance is fully repaid. During the three months ended March 31, 2016, the Company made principal payments of $7,500 and capitalized $757 of interest expense to the principal balance. During the year ended December 31, 2015, the Company made principal payments of $30,000 and capitalized $5,199 of interest expense to the principal balance.	$39,063	$45,805
b)	On April 1, 2014, the Company issued a note payable to New Western Energy Corporation (“NWTR”) for $75,000 as part of the plan for merger with NWTR. The note has no interest provision and was due on February 28, 2015. On January 6, 2015, the Company entered into a settlement with NWTR to repay the remainder of principal in 5 installments starting on February 15, 2015. The Company made aggregate principal and interest payments of $38,336 during the year ended December 31, 2015. No payments have been made to NWTR during the quarter ended March 31 2016. The note was in default as of March 31, 2016, but the Company has not received a default notice from NWTR.	26,664	26,664
c)	On June 19, 2014, a vendor filed a complaint against the Company seeking to collect $35,787, plus interest at 12% for services rendered. This claim has been satisfactorily resolved between the parties, and Legend previously remitted $2,000 per month in settlement of this claim, until such balance was fully repaid. During the three months ended March 31, 2016, the Company repaid this note, including accrued interest, in full. During the year ended December 31, 2015, the Company made principal payments of $22,000 and capitalized $1,402 of interest expense to the principal balance.	2,782	3,041
d)	On October 20, 2014, the Company issued a note payable for the purchase of drilling rig for $315,000. The note bears interest at 6% per annum and was due on April 12, 2016. The Company is required to make monthly payment of $18,343. The Company made aggregate principal and interest payments of $55,029 and $219,208 for the three months ended March 31, 2016 and year ended December 31, 2015. This note is fully repaid at the date of this report.	19,160	73,372
e)	On April 3, 2015, as part of the Maxxon acquisition, the Company issued a secured promissory note to Sher Trucking in the amount of $2,854,000. The note bears interest at 5% per annum and was due in full on April 3, 2016. On April 5, 2016, the Company entered into an agreement with Sher that restructured the secured promissory note ($2,854,000), with a restructuring fee ($250,000) plus accrued interest ($142,700) (the “Restructuring”), totaling $3,246,700 to Sher. The terms of that Restructuring are that (1) the Company will paid $1,000,000 to Sher by April 8, 2016 (the Company entered into a debenture with Hillair that nets to $1,000,000 in cash proceeds to the Company, which was paid by us directly to Sher; (2) the remaining balance on the Sher Note of $2,256,700 at 15% interest per annum, will be due and payable on April 3, 2018; (3) the Company included a restructuring fee of $250,000 in the principal balance of the note which is due on April 3, 2018; and, (4) the Sher Note will remain collateralized by the same collateral as the original promissory note to Sher.	2,854,000	2,854,000

f)	On November 1, 2015, the Company purchased three trucks from A&H Sterling Energy, LLC. The trucks were financed by A&H Sterling Energy, LLC with an outstanding promissory note in the aggregate amount of $96,407 owed to Cunard Holdings LLC. The Company assumed the outstanding promissory note as part of the acquisition. The note bears interest at 7% and is due on January 1, 2018.	78,996	89,511
g)	On October 19, 2015, the Company entered into secured note agreement with a financial institution for the purchase of a vehicle in the amount of $118,110. The notes bore interest at 5.99% and was due on December 3, 2020. In February 2016, the Company traded in the vehicle for a new vehicle. As part of the trade in, the note was settled and a new note was issued with a principal of $135,278 with interest at 3.99% and is due on April 1, 2021.	135,278	116,411
h)	On November 12, 2015, the Company entered into a secured note agreement with a financial institution for the purchase of vehicle in the amount of $57,106. The notes bears interest at 3.99% and was due on November 12, 2020. In February 2016, the Company traded in the vehicle for a new vehicle. As part of the trade in, the note was settled and a new note was issued with a principal of $76,380 with interest at 3.90% and is due on April 5, 2021.	76,380	55,843
i)	On December 16, 2015, the Company entered into a secured line of credit facility with State Bank and Trust Company in the aggregate amount of $275,000. The facility bears interest at 4% and due on December 16, 2016. The note is collateralized by certain property of Maxxon. During the three months ended March 31, 2016, the Company drew $70,000 and paid interest of $1,369 on this line of credit.	170,000	100,000
j)	In January 2016, the Company entered into a forebearance agreement to transfer amounts owed on a credit card to Origin Bank into a note agreement, in the aggregate amount of $40,850. The note bears interest at 4% per annum and is payable in 12 monthly payments beginning April 15, 2016 of $3,000 per month with the remaining balance and accrued interest due on April 15, 2017.	40,850	—
k)	In March 2016, the Company entered into a financing agreement to purchase trailers from a third party. The trailers’ purchase price was $278,636. The Company paid $28,000 as a down payment and financed the remaining balance of $250,636. The financing requires monthly payments of $6,962 for the next 3 years and has a 0% interest rate.	250,636	—
l)	During the three months ended March 31, 2016, the Company entered into various insurance financing agreements in the aggregate amount of $146,786. The agreements are payable in nine monthly payments and accrue interest at 4.61% per annum. The Company made payments of $114,830 in principal and interest on these financing agreements.	32,921	—
	Total	$3,726,731	$3,364,647
	Less short term debt	256,819	(249,348
	Less current portion of long term debt	1,230,187	(1,074,781)
	Long term debt	$2,239,725	$2,040,518

NOTE 10 – EMBEDDED DERIVATIVE LIABILITIES

The following table is a reconciliation of embedded derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2015. There were no embedded derivative liabilities recorded during the three months ended March 31, 2016.

Embedded Derivative Liabilities
Balance, January 1, 2015	$1,128,667
Fair value of warrants issued	—
Fair value upon conversion of preferred stock to common stock	(7,680,000)
Change in fair value	6,551,333
Balance, March 31, 2015	$—

The Company used the market price of $0.0128 for its common stock on the date of conversion of the Series A Convertible Preferred Stock to calculate the fair value of the embedded derivative extinguished during the year ended December 31, 2015.

The Company valued the embedded derivative liabilities using a Black-Scholes model. A summary of quantitative information with respect to valuation methodology, estimated using a Black-Scholes model, and significant unobservable inputs used for the Company’s embedded derivative liabilities for the year ended December 31, 2015 is as follows:

Expected dividend yield	—
Strike price	$0.001-0.01
Expected stock price volatility	196.27-218.76%
Risk-free interest rate	1.52-1.78%
Expected term (in years)	4-5

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

Convertible Preferred Stock

On October 22 2015, the Company consummated a Securities Exchange Agreement with Hillair pursuant to which it issued 9,643 shares of Series B Convertible Preferred Stock (the “Series B Preferred Shares”) in exchange for the cancellation of debentures held by Hillair with a total principal value of $9,642,546 and accrued interest of $182,430.

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

On March 2, 2016, the Company issued common stock to an employee. A total of 6 million shares were issued with a fair value of $10,800 using the closing market price on the date of issuance.

Warrants

There was no warrant activity during the year ended December 31, 2015.

Options

There was no option activity during the year ended December 31, 2015.

NOTE 12 – DISCONTINUED OPERATIONS

The amounts of net assets and liabilities related to the discontinued operations of the Company’s oil and gas operations as of March 31, 2016 and December 31, 2015 were $0 and $0, respectively. The table below summarizes the operations of the Company’s oil and gas activities for the three months ended March 31, 2106 and 2015.

	March 31, 2016	March 31, 2015

Revenues	$—	$170,015
Production expenses	—	205,167
Operating expenses	2,967	29,877
Depletion, depreciation, and amortization	—	53,899
Loss on sale of oil and gas properties	—	892,131
Impairment loss on oil and gas properties	—	406,558

Loss from discontinued operations	$(2,967)	$(1,417,617)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

On October 28, 2013, a vendor filed a complaint against the Company seeking to collect $68,913, plus interest for services rendered on or before November 30, 2012. This claim has been satisfactorily resolved between the parties, and Legend is remitting approximately $2,500 per month in settlement of this claim, until such balance is fully repaid. During the period ended March 31, 2016, the Company made principal payments of $7,500. The Company recorded interest of approximately $757 on the settlement liability for the period ended March 31, 2016. As of March 31, 2016, the Company had a principal balance of $22,369 outstanding on the settlement liability.

On May 18, 2015, the Company entered into a trailer lease agreement with Polar Service Centers. The Company leased seven trailers at a monthly rent of $17,500 for 28 months commencing on June 1, 2015 and continue until September 30, 2017. The Company evaluated the lease for capitalization and concluded the lease did not meet the criteria of a capital lease.

On February 15, 2016, the Company entered into a trailer lease agreement with Wallwork Truck Center. The Company leased 10 trailers at a monthly rent of $17,335 for 48 months commencing on February 12, 2016 and continue until February 12, 2020.

Future minimum lease payments for the trailer lease as of the three months ended March 31, 2016 are as follows:

2016	$313,519
2017	365,526
Thereafter	450,722
Total net minimum payments	$1,129,767

The Company leases office space on a month-to-month basis, with monthly rental payments due of approximately $2,200. The Company leases office space, a diesel repair shop, and employee housing under non-cancelable lease agreements. The leases provide that we pay taxes, insurance, utilities, and maintenance expenses related to the leased assets. During March 2016, we entered into an agreement in principle with the property owner/landlord, where the facility lease has been restructured to a 60 month lease commencing April 1, 2016.  The restructured lease indicates that we will not pay any cash lease payments while we deplete our $120,000 security deposit held by the landlord, which is included in other assets on the accompanying balance sheets. The revised lease and its payment structure will be such that we will receive a credit of $6,000 per month while WTI oil prices remain below $60.00 per barrel, for any 30 day period. When the price of WTI oil goes above $60.00 per barrel but less than $80.00 per barrel for any 30 day period, we will receive a credit against our deposit of $7,500 per month. Upon the price of WTI oil being above the $80.00 per barrel level for a 30 day period, the Company’s rent credit and/or payment will be $10,000 per month, the maximum rental payment under the restructured lease agreement.

NOTE 14 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company established a valuation allowance for the full amount of the net deferred tax asset as management currently does not believe that it is more likely than not that these assets will be recovered in the foreseeable future. The increase in the valuation allowance was approximately $220,000 and $2.9 million at March 31, 2016 and December 31, 2015, respectively. The net operating loss at March 31, 2016 was approximately $15.4 million, and at December 31, 2015 the net operating loss was approximately $14.6 million, and begins to expire in 2020 and fully expires in 2035.

NOTE 15 – SUBSEQUENT EVENTS

On April 5, 2016, the Company entered into an agreement with Sher that restructured the existing secured promissory note ($2,854,000) plus accrued interest ($142,700) and a $250,000 restructuring fee, (the “Restructuring”), with an amended and restated note totaling $3,246,700. The terms of that Restructuring are that the Company will pay $1,000,000 to Sher by April 11, 2016.

In order to pay the $1,000,000 to Sher, the Company entered into a convertible debenture with Hillair on April 6, 2016, totaling $1,150,206, with interest accruing at 8% per annum, due and payable on March 1, 2018. The Hillair debenture will be convertible into 38,340,200 shares of the Company's stock at $0.03 per share.

The remaining balance on the Sher Note of $2,246,700 at 15% interest per annum will be due and payable on April 3, 2018. Further, commencing with the quarter ending June 30, 2016, and at each year end, we will pay Sher, within 10 days of issuing our quarterly report on Form 10-Q or annual report on Form 10-K, 20% of any positive net operating cash flows for the quarter as presented on the Statement of Cash Flows for the particular quarter.  The Sher Note will remain collateralized by the same collateral as the original promissory note to Sher, subject to sales of such collateral by the Company reducing the principal balance of the note with proceeds of such collateral sales. As a result of the restructuring, the note has been reclassified to long-term debt on the Company's March 31, 2016 and December 31, 2015 balance sheet.

On April 8, 2016, the Company entered into a trailer purchase agreement with Southwest Truck & Trailer, Inc. The Company purchased 6 trailers valued at $217,369. The Company paid $32,400 at closing and entered into a financing agreement for the remaining balance. The agreement calls for monthly payments of $5,138 for 36 months commencing on April 8, 2016 with the balance due on April 8, 2019.

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

Maxxon is our crude oil hauling and trucking subsidiary. We perform hauling services for large institutional drilling and exploration companies as well as crude oil marketers. Our current largest clients we perform such services for are Statoil ASA, Inland Oil & Gas Corporation, and Bridger Logistics, LLC. We serve principally the Bakken in North Dakota; however, during March 2016, we commenced hauling operations in Texas.

On April 5, 2016, the Company entered into an Amended and Restated Secured Promissory Note (the “Restructuring Note”) with Sher that restructured the secured promissory note ($2,854,000) plus accrued interest ($142,700), in addition to a restructuring fee ($250,000), (the “Restructuring”), totaling $3,246,700 due Sher. The Restructuring resulted in (1) the Company paying $1,000,000 to Sher, which was completed on April 8, 2016. Further, the Company entered into a debenture with Hillair dated April 7, 2016 that netted cash to the Company of $1,000,000 which was then paid by us to Sher; (2) the remaining balance on the Restructuring Note of $2,246,700 at 15% interest per annum, will be due and payable on April 3, 2018; (3) commencing with the quarter ending June 30, 2016, at each year end, we will pay Sher, within 10 days of issuing our quarterly report on Form 10-Q, 20% of net operating cash flows for the quarter as depicted on the Statement of Cash Flows for the particular quarter; and (4) the Sher Note will remain collateralized by the same collateral as the original promissory note to Sher.

Results of Operations

The following is a discussion of our consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our Unaudited Consolidated Condensed Financial Statements and the Notes thereto contained elsewhere in this report. Comparative results of operations for the periods indicated are discussed below.

Oil and gas activities

The following table sets forth certain of our discontinued oil and gas operating information for the quarter ended March 31, 2015.

	Three Months Ended March 31,
	2016	2015	Change	% Change
Production Data :
Oil production (bbl)	—	4,473	(4,473)	(100%)
Average daily oil production (bbl/d)	—	49	(49)	(100%)
Total BOE	—	4,473	(4,473)	(100%)
Total BOE/d	—	49	(49)	(100%)
Revenue Data:
Oil revenue ($)	—	170,015	(170,015)	(100%)
Average realized oil sales price ($/bbl)	—	38	(38)	(100%)
Operating expenses:
Production expenses	—	205,167	(205,167)	(100%)
Average operating expenses ($/boe)	—	46	(46)	(100%)
Operating Margin ($/boe)	—	(12)	12	(100%)
Depreciation, depletion, and amortization	—	56,284	(56,284)	(100%)

Production and Revenue

Revenues

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Product revenues:
Crude oil sales	$—	$170,015	(170,015)	(100%)
Natural gas sales	—	—	—	—
Natural gas liquids sales	—	—	—	—
Product revenues	—	170,015	(170,015)	—

Production

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Sales Volume :
Crude Oil(bbl)	—	4,473	(4,473)	(100%)
Natural Gas(mcf)	—	—	—	—
Natural Gas Liquids(bbl)	—	—	—	—
Total BOE	—	4,473	(4,473)	—

Pricing

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Sales Price:
Crude Oil($/bbl)	$—	$37.69	(37.69)	(100%)
Natural Gas($/mcf)	—	—	—	—
Natural Gas Liquids($/bbl)	—	—	—	—

Trucking activities

Our subsidiary, Maxxon had revenue of $1,176,828 for the quarter ended March 31, 2016. During the quarter, we hauled a total of 611,956 barrels of oil, averaging 6,725 barrels hauled per day. Our pricing to customers per barrel hauled is based on various break points in miles hauled.

Revenue and cost of trucking revenue

The following table summarized the revenue and cost of trucking revenue for the quarter ended March 31, 2016.

Trucking revenue	$1,176,828
Cost of trucking revenue	721,991
Gross margin	$454,837

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses for the quarter ended March 31, 2016 were $925,343.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
General and administrative expenses
Professional fees	$(63,734)	$202,640	$(266,374)	$(131%)
Salaries and benefits	483,273	209,123	274,150	131%
Office and administration	505,804	218,000	287,804	132%
Total	$925,343	$629,763	$268,343	$102%

Depletion, depreciation, amortization and impairment

The Company incurred $190,307 for depreciation, depletion, and amortization for the three month period ended March 31, 2016. There was no corresponding depreciation, depletion, and amortization in the three months ended March 31, 2015 as the Company had not yet completed the acquisition of Maxxon.

Interest expense

Interest expense was $74,988 and $309,978 for the three month period ended March 31, 2016 and 2015, respectively. The decrease in interest expense is related to higher amortization of debt discounts on convertible notes in the three months ended March 31, 2015.

Discontinued Operations

During the three months ended March 31, 2016 the Company accounted for its oil and gas operations as discontinued operations. There were no revenues and minimal costs incurred during the three months ended March 31, 2016. Further, the quarter ended March 31, 2015 statement of operations and cash flows has been reclassified to depict the accounting for discontinued operations.

Change in Fair Value of Derivatives

The Company did not have any derivatives during the three months ended March 31, 2016. However, during the three months ended March 31, 2015, the change in fair value of derivatives was $6,551,333, as a result of the Company using the market price on the date of the conversion to value the embedded derivative liabilities associated with certain convertible debt and convertible preferred stock.

Net Loss

The Company recorded a net loss of $792,333 for three months ended March 31, 2016, as compared to the net loss of $8,911,076 for the same quarter in 2015. The decrease in losses is mainly due to recognition of the non-cash change in fair value of the embedded derivative liability and our loss from discontinued operations.

Liquidity and Capital Resources

Liquidity

We have incurred net operating losses and operating cash flow deficits over the past several years, continuing through the quarter ended March 31, 2016. We sold our oil and gas properties in 2015 and acquired a crude oil hauling company in North Dakota, and we have been funded primarily by a combination of equity issuances, debentures and borrowings under loan agreements and to a lesser extent by operating cash flows, to expand our trucking services beyond the Bakken in North Dakota. During the three months ended March 31, 2016, we had net operating losses of $792,333 as well as negative operating cash flows of $630,976. However, management believes that based on various cost reductions which will occur in the June 2016 timeframe, increased and normalized revenue within our core business, as well as expansion of trucking operations to Texas, positive cash flow will result through Maxxon adding overall value to the Company. If volumes and revenue do not increase as expected, we may be at break-even rates or lower, depending on hauling volumes and revenue. Should this be the case, we would require additional operating funding in amounts which are not yet determinable. At March 31, 2016, we had cash and cash equivalents totaling $663,160.

Many of our operating costs have decreased over the year due to the implementation of expense efficiencies, to levels we believe will effectively operate our business. We expect our additional cash requirements over the next 12 months to be approximately $1.8 million, including capital additions for tractors, as well as normal corporate general and administrative expenses.

However, should the Company seek additional financing to fund operations, such financings may not be available and the terms of the financing may only be available on unfavorable terms.

On April 5, 2016, the Company entered into an Amended and Restated Secured Promissory Note (the “Restructuring Note”) with Sher that restructured the secured promissory note of $2,854,000 plus accrued interest of $142,700, in addition to a restructuring fee of $250,000, (the “Restructuring”), totaling $3,246,700 due Sher. The Restructuring resulted in (1) the Company paying $1,000,000 to Sher, which was completed on April 8, 2016. Further, the Company entered into a debenture with Hillair dated April 7, 2016 that netted cash to the Company of $1,000,000 which was then paid by us to Sher; (2) the remaining balance on the Restructuring Note of $2,246,700 at 15% interest per annum, will be due and payable on April 3, 2018; (3) commencing with the quarter ending June 30, 2016, at each year end, we will pay Sher, within 10 days of issuing our quarterly report on Form 10-Q, 20% of net operating cash flows for the quarter as depicted on the Statement of Cash Flows for the particular quarter; and (4) the Sher Note will remain collateralized by the same collateral as the original promissory note to Sher.

These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should the Company be unable to continue as a going concern.

Hillair Capital Investments

Hillair has been our principal funding source since 2014, and has provided debt capital convertible into various instruments, including common stock, warrants. Further, Hillair has acquired preferred stock as well as converted certain preferred stock into common stock. They have provided us total capital through debt and preferred stock instruments of over $12 million in face value since 2014.

	For the Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(630,976)	$(1,314,487)
Net cash provided by (used in) investing activities	(28,000)	1,204,290
Net cash provided by (used in) financing activities	858,633	(449,044)
Net change in cash during period	$199,657	$(559,241)

Cash from Operating Activities

Cash used in operating activities was $630,976 for the three months ended March 31, 2016, as compared to cash used by operating activities of $1,314,487 in the same quarter of 2015. The significant change in cash used in operating activities is due to the inclusion of Maxxon’s operations, which resulted in a gross margin of $454,837 compared to no revenues in the prior year.

Cash from Investing Activities

Cash used in investing activities for the three months ended March 31, 2016 was $28,000 as compared to cash provided by investing activities of $1,204,290 during the same quarter of 2015. The cash flows used in investing activities for 2016 include a $28,000 down-payment on the purchase of seven hauling trailers from Southwest Truck & Trailer, Inc. During the same 2015 period, cash received from the sale of two oil and gas properties in the first quarter of approximately $1.7 million and costs incurred of approximately $0.9 million for the development of oil and gas properties.

Cash from Financing Activities

Total net cash provided by financing activities was $858,633 for the three months ended March 31, 2016, consisting of proceeds of notes payable to Hillair. Total net cash from financing activities in the same quarter of 2015 was $449,044.

Off Balance Sheet Arrangements

We have no off balance sheet financing activities.

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

Such conclusion was reached based on the following material deficiencies noted by management:

a)	We have a lack of segregation of duties and limited resources to devote to our framework for internal controls due to the small size of the Company.

b)	Lack of controls that provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposal of the Company's assets that could have a material effect on the financial statements.

c)	Management hired a corporate Controller and is seeking to expand and train the accounting staff of the Company.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEGEND OIL AND GAS, LTD.

Dated: May 23, 2016	By:	/s/ Andrew S. Reckles
Andrew S. Reckles
Chief Executive Officer
(Principal Executive Officer)

Dated: May 23, 2016	By:	/s/ Warren S. Binderman
Warren S. Binderman
President and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

4.1	Original Issue Discount Senior Secured Convertible Debenture Due March 1, 2018	Incorporated by reference herein from our report on Form 8-K dated April 7, 2016, and filed with the SEC on April 11, 2016

10.1	Securities Purchase Agreement dated April 7, 2016	Incorporated by reference herein from our report on Form 8-K dated April 7, 2016, and filed with the SEC on April 11, 2016

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350	Filed herewith.

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

