Form 10-Q
period 2016-06-30
Legend Oil & Gas, Ltd.
filed 2016-08-15
CIK 1140414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, |DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 12, 2016, the registrant had 942,083,273 shares of its common stock, par value $0.001 per share, issued and outstanding.

LEGEND OIL AND GAS, LTD.

FORM 10-Q

For the Quarterly Period ended June 30, 2016

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to pay off our debt to Sher Trucking, LLC and to Hillair Capital Investments, L.P.;
•	Our ability to fund our 2016 customer growth plans;
•	Our ability to retain the services of our Chief Executive Officer, President, Chief Financial Officer and other key employees, the loss of which could materially impair our business plan;
•	Changes in the commodity prices of crude oil on a global level;
•	Our ability to control or reduce operating expenses and manage unforeseen costs;
•	Our ability to fund and acquire suitable levels of rolling stock assets subsequent to selling our collateralized rolling stock;
•	Our ability to maintain our existing property leases and acquire rights on properties that we desire;
•	Environmental risks from our crude oil trucking operations;
•	Our ability to compete successfully against larger, well-funded, established crude oil trucking companies;
•	Our ability to comply with the many US Department of Transportation regulations to which our business is subject; and
•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances.

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

PART I – FINANCIAL INFORMATION

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Legend Oil and Gas, Ltd.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)	Note 2

ASSETS
Current Assets
Cash and cash equivalents	$165,432	$463,503
Accounts receivable	142,224	183,773
Prepaid expenses	645,837	281,737
Other current assets	167,640	137,475
Total Current Assets	1,121,133	1,066,488

Property, plant and equipment, net	3,443,518	3,212,174
Assets held for sale - discontinued operations	398,680	398,680
Intangible assets	292,915	317,242

Total Assets	$5,256,246	$4,994,584

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$680,480	$953,833
Accounts payable-related party	45,000	120,000
Accrued interest	79,129	106,505
Short term debt	742,919	249,348
Current portion of long term debt	281,199	1,074,781
Total Current Liabilities	1,828,727	2,504,467

Long term debt, net of deferred financing costs of $219,997 in 2016 and $0 in 2015	2,505,810	2,040,518
Liabilities of discontinued operations	118,425	96,129
Convertible debt - related party, net of debt discount and deferred financing costs of $450,611 in 2016 and $89,323 in 2015	3,018,865	564,677
Total Liabilities	7,471,827	5,205,791

Stockholders’ Deficit
Preferred stock – $0.001 par value, 100,000,000 shares authorized	—	—
Series A convertible preferred stock - $0.001 par value; 0 shares issued and outstanding	—	—
Series B preferred stock – $0.001 par value; 9,643 shares issued and 9,643 outstanding	10	10
Common stock – 4,900,000,000 shares authorized; $0.001 par value; 942,083,273 and 936,083,273 shares issued and outstanding, at June 30, 2016 and December 31, 2015, respectively	942,083	936,083
Additional paid-in capital	44,849,747	44,844,948
Accumulated deficit	(48,007,421)	(45,992,248)
Total Stockholders’ Deficit	(2,215,581)	(211,207)

Total Liabilities and Stockholders’ Deficit	$5,256,246	$4,994,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Legend Oil and Gas, Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues	$826,111	$2,325,758	$2,002,939	$2,325,758

Operating expenses
Cost of revenues	591,474	1,123,545	1,313,465	1,123,545
General and administrative	1,080,956	2,480,937	2,006,296	3,108,315
Depreciation and amortization	211,275	190,410	401,582	190,410
Loss on disposal of property, plant and equipment	—	—	31,272	—
Total operating expenses	1,883,705	3,794,892	3,752,615	4,422,270

Operating loss	(1,057,594)	(1,469,134)	(1,749,676)	(2,096,212)

Other expense
Interest expense	(165,246)	(393,553)	(240,234)	(703,531)
Change in fair value of embedded derivative liabilities	—	—	—	(6,551,333)
Total other expense	(165,246)	(393,553)	(240,234)	(7,254,864)

Loss from continuing operations	(1,222,840)	(1,862,687)	(1,989,910)	(9,351,376)
Loss from discontinued operations	—	(8,315)	(25,263)	(1,430,702)
Net loss	$(1,222,840)	$(1,871,002)	$(2,015,173)	$(10,782,078)

Net loss per common shares - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Weighted average number of common shares outstanding - basic and diluted	942,083,273	673,265,280	940,039,317	433,092,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

Legend Oil and Gas, Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,015,173)	$(10,782,078)
Loss attributable to discontinued operations	25,263	1,430,702
Loss from continuting operations	(1,989,910)	(9,351,376)
Adjustments to reconcile net loss to cash flows operating activities:
Stock-based compensation	10,800	—
Depreciation and amortization	401,582	190,410
Loss on disposal of property, plant and equipment	31,272	—
Loss on legal settlement	20,000	—
Amortization of discounts on notes payable	94,190	181,067
Change in fair value of embedded derivative liabilities	—	6,551,333
Changes in operating assets and liabilities:
Accounts receivable	41,549	519,893
Prepaid expenses	285,508	(503,961)
Other current assets	(30,165)	(20,237)
Accounts payable	(94,735)	821,237
Accounts payable-related party	(75,000)	(125,667)
Other current liabilities	—	(74,760)
Accrued interest	(25,938)	59,247
Net cash flows used in operating activities - continuing operations	(1,330,847)	(1,752,814)
Net cash flows used in operating activities - discontinued operations	(2,967)	(44,567)
Net cash flows used in operating activities	(1,333,814)	(1,797,381)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for the purchase of fixed assets	(109,867)	(473,220)
Cash paid for the purchase of Black Diamond Energy Holdings, net cash received of $435,339 during six months ended June 30, 2015	—	(1,064,661)
Net cash flows used in investing activities - continuing operations	(109,867)	(1,537,881)
Net cash flows provided by investing activities - discontinued operations	—	1,146,582
Net cash flows used in investing activities	(109,867)	(391,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt - related party	2,390,000	2,310,000
Proceeds from short term debt	170,000	—
Proceeds on notes payable	—	1,000,000
Payments on short term debt	(1,345,462)	(888,661)
Payments on long term payable	(68,928)	—
Net cash flows provided by financing activities	1,145,610	2,421,339
Net change in cash and cash equivalents	(298,071)	232,659
Cash and cash equivalents, beginning of period	463,503	701,848
Cash and cash equivalents, end of period	$165,432	$934,507

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,054	$8,427
Taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in estimate of asset retirement obligations	$—	$85,856
Accrual of oil and gas development costs	$—	$231,540
Fair value of derivative liability extinguished upon conversion of preferred stock to common stock	$—	$7,680,000
Conversion of preferred stock to common stock	$—	$600,000
Debt and common stock issued/to be issued for the purchase of Black Diamond Energy Holdings	$—	$3,715,300
Financed debt issuance costs and original issue discount	$675,476	$—
Financing for prepaid insurance	$649,608	$—
Debt issued for acquisition of property, plant and equipment	$484,961	$—
Reclassification of accounts payable to short term debt	$40,850	$—
Capitalization of accrued interest on short term debt	$1,438	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Legend Oil and Gas, Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF OPERATIONS

Description of Business

Legend Oil and Gas, Ltd. (the “Company” or “Legend”) is a crude oil hauling and trucking company with principal operations in the Bakken region of North Dakota and the Permian Basin in Texas. These crude oil hauling operations commenced through our acquisition of Black Diamond Energy Holdings, LLC (“Maxxon”) on April 3, 2015. Our business focus is to expand our crude oil hauling operations into other basins within Colorado, Texas and Oklahoma. Our operations are managed by employees based principally in North Dakota and Denver, Colorado, with the Company’s contract CEO and CFO based out of Georgia.

Further, through October 27, 2015, we were also an oil and gas exploration, development and production company; this business was to acquire producing and non-producing oil and gas interests and develop oil and gas properties that we owned or in which we had a leasehold interest. Our oil and gas property interests were located in the United States (Kansas and Oklahoma). On October 27, 2015, we sold our oil and gas exploration operations and we have presented those operations as discontinued operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements at and for the three and six month periods ended June 30, 2016 include the accounts of the Company, and our wholly-owned subsidiary, Black Diamond Energy Holdings, LLC and its wholly-owned subsidiaries Maxxon Energy, LLC and Treeline Diesel Center, LLC. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company. These adjustments are of a normal, recurring nature. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company’s Annual Report on Form 10-K. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for such disclosures. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto, included in the Company’s 2015 Annual Report on Form 10-K.

Reclassifications

Certain information from the three and six months ended June 30, 2015, and at December 31, 2015, have been reclassified to conform with the current period’s presentation in connection with our discontinued operations.

In the Company’s statement of cash flows included in Form 10-Q for the three months ended March 31, 2016 and 2015, the Company classified its cash flows attributable to the repayment of notes payable as “net cash used in financing activities – discontinued operations” as a result of its decision to dispose of its oil and gas exploration segment as described in Note 1. During the three months ended June 30, 2016, management reevaluated the nature of the Company’s notes payable and determined that such note payable is attributable to continuing activities.  Accordingly, the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 present the cash flow activity relating to the Company’s notes payable as “net cash used in financing activities – continuing operations”.  The following table presents amounts which were included in the condensed consolidated statements of cash flows included in Form 10-Q for the three months ended March 31, 2016 and 2015 which have been reclassified to conform to the current presentation.

	As Originally Stated	As Restated
Proceeds from notes payable	$—	$360,000
Payments on notes payable	—	(809,044)
Net cash flows provided by financing activities – continuing operations	—	(449,044)
Net cash flows provided by financing activities – discontinued operations	(449,044)

Assets held for sale - discontinued operations

We own a drilling rig which we have classified as an asset held for sale, which is part of our discontinued operations. Long-lived assets that are expected to be recovered through a sale or disposition are classified as held for sale. Assets classified as held for sale are evaluated for impairment using the lower of fair value less disposal costs and carrying value. Assets held for sale are not depreciated. During the three and six months ended June 30, 2016 and 2015, no impairment loss was recorded.

Net Loss Per Common Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period, including contingently redeemable common stock. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding. All potentially dilutive shares or convertible instruments outstanding for the six month periods June 30, 2016 and 2015 were anti-dilutive. Potentially dilutive common shares include convertible preferred stock and convertible debentures.

	June 30, 2016	June 30, 2015
Potentially dilutive of common stock equivalents:
Preferred stock	604,155,998	—
Convertible Debt	448,981,746	39,333,333

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

In March, 2016, FASB issued accounting standards update (ASU) 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. The guidance in this update addresses several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard is effective for the Company beginning on January 1, 2017. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant losses from continuing operations of approximately $2 million for the six months ended June 30, 2016 and had negative working capital of approximately $700 thousand at June 30, 2016. Additionally, the Company is dependent on a small number of customers in obtaining its revenue goals. Further, obtaining additional debt and/or equity financing to roll-out and scale its planned principal business operations may be limited due our losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

The amount of capitalized costs related to property and equipment and the amount of related accumulated depreciation and impairment are as follows:

	June 30,	December 31,
	2016	2015

Trucks, trailers, and vehicles	$4,074,494	$3,488,246
Furniture and equipment	186,770	186,770
Property and equipment, at cost	4,261,264	3,675,016
Accumulated depreciation	(817,746)	(462,842)
Property and equipment, net	$3,443,518	$3,212,174

The drilling rig, in the amount of $398,680 (net of accumulated depreciation of $66,320) was previously included in property and equipment, and has been reclassified to assets held for sale - discontinued operations, as the Company has ceased all drilling operations. During the third quarter 2015, the Company impaired the value of their Treeline Diesel Center, LLC subsidiary assets with a carrying value of $224,835 (net of accumulated depreciation of $33,108).

In February the Company exchanged vehicles with a carrying value of $184,439 for new vehicles with a purchase price of $198,210. In addition, the vehicles traded were financed with an outstanding principal balance of $166,614 owed at the date of the exchange, which was extinguished in full. The Company assumed liabilities for the new vehicles of $211,658. Accordingly, the Company recorded a loss on the disposition of the vehicles of $31,272 during the three and six months ended June 30, 2016.

The company recorded depreciation expense for the six months ended June 30, 2016 and 2015 of $377,255 and $190,410, respectively.

NOTE 5 – INTANGIBLE ASSETS

The amount of intangible assets related to Maxxon Energy, LLC acquisition and the amount of related accumulated amortization and impairment are as follows:

	June 30,	December 31,
	2016	2015
Non-compete agreement	$39,200	$39,200
Trademark	47,800	47,800
Customer relationships	267,000	267,000
Total intangible assets	354,000	354,000
Accumulated amortization of intangible assets	(61,085)	(36,758)
Net Intangible asset ending balance, June 30	$292,915	$317,242

As of December 31, 2015, the Company assessed its goodwill for impairment and determined that goodwill was fully impaired. Accordingly, as of June 30, 2016, the Company removed goodwill and the corresponding accumulated impairment from the accompanying condensed consolidated financial statements. Amortization of intangible assets for the six months ended June 30, 2016 and 2015 was $24,327 and $0, respectively.

NOTE 6 – LIABILITIES OF DISCONTINUED OPERATIONS – ASSET RETIREMENT OBLIGATION

The asset retirement obligation recorded as of both June 30, 2016 and December 31, 2015 was related to the Van Pelt lease, a non-producing field and discontinued operation, that the Company acquired during 2015, and which the Company still owned as of June 30, 2016.  The asset retirement obligation at both June 30, 2016 and December 31, 2015 was $118,425 and $96,129, respectively, and has been included within liabilities of discontinued operations of the condensed consolidated statements of operations. The Company recorded $0 and $2,400 in accretion expense of the asset retirement obligation liability during the three months ended June 30, 2016 and 2015, respectively. The Company recorded $22,296 and $4,785 in accretion expense of the asset retirement obligation liability during the six months ended June 30, 2016 and 2015, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2015, there was an amount due to Northpoint Energy Partners (“NPE”), of which our CEO is a principal, in the amount of $120,000, as a result of the bonus accrual under the NPE letter agreement for CEO services, which was paid out during the six months ended June 30, 2016.

NOTE 8 – Convertible debt – related party

On October 22, 2015, the Company consummated a Securities Purchase Agreement with Hillair Capital Investments, LP (“Hillair”) pursuant to which it issued an Original Issue Discount Senior Secured Convertible Debenture in the aggregate amount of $654,000, payable in full on March 1, 2017. The debenture was convertible into 21,800,000 shares of common stock at a conversion price of $0.03 per share. After taking into account the original issue discount, legal and diligence fees of $104,000 reimbursed to Hillair, the net proceeds received by the Company were $550,000.

On January 29, 2016, the Company and Hillair amended the Securities Purchase Agreement (the “Amended SPA”) to increase the aggregate amount available to the Company. The Amended SPA increased the amount from $654,000 to $1,439,400. As a result, the Company received $630,000 in new proceeds, net of original issue discount, legal and diligence fees of $155,400 which were recorded as a debt discount. The debenture is convertible into 381,313,333 shares of common stock at a conversion price of $0.03 per share. The Amended SPA also extended the maturity date to March 1, 2018. All other terms of the debenture remain the same.

On March 25, 2016, we entered into a convertible debenture with Hillair totaling $410,788, due and payable on March 1, 2018. This debenture is convertible into 13,692,933 of our common shares at $0.03 per share. We received net proceeds of $360,000, net of original issue discount, legal and diligence fees, which were recorded as a debt discount within the convertible debt - related party line of the accompanying condensed consolidated balance sheet.

On April 6, 2016, we entered into a convertible debenture with Hillair totaling $1,159,206, due and payable on March 1, 2018. This debenture is convertible into 38,340,200 of our common shares at $0.03 per share. We received net proceeds of $1,000,000, net of original issue discount, legal and diligence fees, which were recorded as a debt discount within the convertible debt - related party line of the accompanying condensed consolidated balance sheet.

On May 27, 2016, we entered into a convertible debenture with Hillair totaling $460,082, due and payable on March 1, 2018. This debenture is convertible into 15,336,080 of our common shares at $0.03 per share. We received net proceeds of $400,000, net of original issue discount, legal and diligence fees, which were recorded as a debt discount within the convertible debt - related party line of the accompanying condensed consolidated balance sheet.

The total debt discount and deferred financing costs for the convertible debentures amount to $450,611 and $89,323 (net of accumulated amortization of $78,865 and $14,677) as of June 30, 2016 and December 31, 2015, respectively. The Company amortized to interest expense, the debt discounts and deferred financing costs associated with its convertible debentures in the amount of $48,626 and $0 for the three months ended June 30, 2016 and 2015, respectively, and $64,188 and $0 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 9 – NOTES PAYABLE

Notes payable consist of the following:		June 30, 2016	December 31, 2015

a)	On April 5, 2016, the Company entered into an agreement with Sher that restructured the existing secured promissory note ($2,854,000) plus accrued interest ($142,700) and a $250,000 restructuring fee, (the “Restructuring”), with an amended and restated note totaling $3,246,700. This note accrues interest at 15% per annum, with all principal and interest due upon maturity. During the six months ended June 30, 2016, we paid $1,000,000 against this note as part of our agreement with Sher. The remaining amount outstanding on the note as of June 30, 2016 and December 31, 2015 was $2,246,700 and $2,854,000, respectively. The restructuring fee of $219,997 (net of accumulated amortization of $30,003) is being amortized to interest expense through the term of the agreement. The note is due on April 3, 2018. The note will remain collateralized by the same collateral assets (tractors and trailers) as the original promissory note to Sher. Those assets have a net book value of $1,854,903 (net of accumulated depreciation of $535,097).	$2,026,703	$2,854,000

b)	During the six months ended June 30, 2016, the Company entered into various insurance financing agreements. The agreements are payable in nine monthly payments and accrue interest at various rates (ranging from 3.45% and 4.61%). These financing agreements are unsecured; however, should there be a default, the Company’s insurance policies would be subject to cancellation.	406,693	—

c)	On December 16, 2015, the Company entered into a secured line of credit facility with State Bank and Trust Company in the aggregate amount of $275,000. The facility bears interest at 4% and due on December 16, 2016. The note is collateralized by certain property of Maxxon.	268,881	100,000

d)	On March 29, 2016, the Company entered into a trailer purchase agreement with Southwest Truck & Trailer, Inc. The Company purchased 7 trailers valued at $278,636. The Company paid $28,000 as a down payment and entered into a financing agreement with a third party for the remaining balance of $250,636. The financing requires monthly payments of $6,962 for the next 3 years and has a 0% interest rate. The note is secured by the related trailers acquired with a net book value of $265,858 (net of accumulated depreciation of $12,781).	229,751	—

e)	On April 8, 2016, the Company entered into a trailer purchase agreement with Southwest Truck & Trailer, Inc. The Company purchased 6 trailers valued at $217,369. The Company paid $32,400 as a down payment and entered into a financing agreement with a third party for the remaining balance of $184,968. The financing requires monthly payments of $5,138 for the next 3 years and has a 0% interest rate. The note is secured by the related trailers acquired with a net book value of $252,079 (net of accumulated depreciation of $10,758).	174,692	—

f)	On October 19, 2015, the Company entered into a secured note agreement with a financial institution for the purchase of a vehicle in the amount of $118,110. The note bore interest at 5.99% and was due on December 3, 2020. In February 2016, the Company traded in the vehicle for a new vehicle. As part of the trade in, the note was settled and a new note was issued with a principal balance of $135,278 with interest at 3.99% and is due on April 1, 2021. The new note is secured by the new vehicle acquired with a net book value of $111,051 (net of accumulated depreciation of $7,890).	125,535	116,411

g)	On November 12, 2015, the Company entered into a secured note agreement with a financial institution for the purchase of a vehicle in the amount of $57,106. The note bore interest at 3.99% and was due on November 12, 2020. In February 2016, the Company traded in the vehicle for a new vehicle. As part of the trade in, the note was settled and a new note was issued with a principal balance of $76,380 with interest at 3.90% and is due on April 5, 2021. The new note is secured by the new vehicle acquired with a net book value of $74,148 (net of accumulated depreciation of $5,121).	72,897	55,843

h)	On November 1, 2015, the Company purchased three trucks from A&H Sterling Energy, LLC. The trucks were financed by A&H Sterling Energy, LLC with an outstanding promissory note in the aggregate amount of $96,407 owed to Cunard Holdings LLC. The Company assumed the outstanding promissory note as part of the acquisition of the trucks. The note bears interest at 7%, is secured by those trucks with a net book value of $83,427 (net of accumulated depreciation of $12,980), and is due on January 1, 2018.	68,317	89,511

i)	On May 19, 2016, the Company entered into a secured note agreement with a financial institution for the purchase of a vehicle valued at $53,355. The Company paid $4,000 as a down payment and financed the remaining amount of $49,355. The note was issued with a 7.49% interest rate and is due on May 19, 2020. The loan is secured by the related vehicle with a net book value of $51,066 (net of accumulated depreciation of $2,289).	47,573	—

j)	In January 2016, the Company entered into a forbearance agreement to transfer amounts owed on a credit card to Origin Bank into a note agreement, in the aggregate amount of $40,850. The note bears interest at 4% per annum and is payable in 12 monthly payments beginning April 15, 2016 of $3,000 per month with the remaining balance and accrued interest due on April 15, 2017.	32,230	—

k)	On October 28, 2013, a vendor filed a complaint against the Company seeking to collect $68,913, plus interest at 12% for services rendered on or before November 30, 2012. This claim has been satisfactorily resolved between the parties, and Legend is remitting $2,500 per month in settlement of this claim, until such balance is fully repaid. During the six months ended June 30, 2016, the Company made principal payments of $15,000 and capitalized $1,365 of interest expense to the principal balance.	31,878	45,805

l)	On April 1, 2014, the Company issued a note payable to New Western Energy Corporation (“NWTR”) for $75,000 as part of the plan for merger with NWTR. The note has no interest provision and was due on February 28, 2015. On January 6, 2015, the Company entered into a settlement with NWTR to repay the remainder of principal in 5 installments starting on February 15, 2015. The note was in default as of June 30, 2016, but the Company has not received a waiver nor a default notice from NWTR.	26,664	26,664

m)	On May 4, 2016 the Company entered into an agreement with Drivestar to repay $20,000 of incurred expenses related to the cancellation of a trailer sale. The note requires monthly payments of $2,585 through Decemeber 15, 2016 and has a 9% interest rate.	15,000	—

n)	On June 19, 2014, a vendor filed a complaint against the Company seeking to collect $35,787, plus interest at 12% for services rendered. This claim has been satisfactorily resolved between the parties, and Legend is remitting $2,000 per month in settlement of this claim, until such balance is fully repaid. During the six months ended June 30, 2016, the Company capitalized $73 of interest expense to the principal balance.	3,114	3,041

o)	On October 20, 2014, the Company issued a note payable for the purchase of drilling rig for $315,000. The note bears interest at 6% per annum and was due on April 12, 2016. The Company was required to make monthly payment of $18,343. This note is fully repaid as of June 30, 2016.	—	73,372
	Total	3,529,928	3,364,647

	Less short term debt	(742,919)	(249,348)

	Less current portion of long term debt	(281,199)	(1,074,781)

	Long term debt	$2,505,810	$2,040,518

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

On December 21, 2015, the Company obtained stockholder approval to amend the Company’s Articles of Incorporation to effect an increase in the amount of authorized shares of from 1,100,000,000 to 5,000,000,000. The Company increased the number of authorized shares of common stock from 1 billion shares, with a par value of $0.001, to 4.9 billion shares, with a par value of $0.001 and 100 million shares designated as blank check preferred stock. As of June 30, 2016 and December 31, 2015 the Company designated 600 shares and 9,643 shares of its 100 million shares of blank check preferred stock as Series A Convertible Preferred and Series B Convertible Preferred, respectively.

Convertible Preferred Stock

On October 22, 2015, the Company consummated a Securities Exchange Agreement with Hillair, its majority shareholder, pursuant to which it issued 9,643 shares of Series B Convertible Preferred Stock (the “Series B Preferred Shares”) in exchange for the cancellation of debentures held by Hillair with a total principal value of $9,642,546 and accrued interest of $182,430. The shares are convertible into 327,499,200 shares of our common stock at $0.03 per share.

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

NOTE 11 – DISCONTINUED OPERATIONS

The amounts of net assets and liabilities related to the discontinued operations of the Company’s oil and gas operations as of June 30, 2016 and December 31, 2015 were $280,255 and $302,551, respectively. The table below summarizes the operations of the Company’s oil and gas activities for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues	$—	$70,711	$—	$240,726
Production expenses	—	(77,879)	(2,967)	(283,046)
Operating expenses	—	—	—	(29,877)
Depletion, depreciation and amortization	—	(28,727)	—	(85,011)
Accretion of asset retirement obligation	—	(2,400)	(22,296)	(4,785)
Loss on sale of oil and gas properties	—	—	—	(892,131)
Impairment loss on oil and gas properties	—	(45,719)	—	(452,277)
Other Income	—	75,699	—	75,699
Loss from discontinued operations	$—	$(8,315)	$(25,263)	$(1,430,702)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

On February 15, 2016, the Company entered into a trailer lease agreement with Wallwork Truck Center. The Company leased 10 trailers at a monthly rent of $17,335 for 48 months commencing on February 12, 2016 and continuing until February 12, 2020.

The Company leases office space on a month-to-month basis, with monthly rental payments due of approximately $2,200. The Company leases office space, a diesel repair shop, and employee housing under non-cancelable lease agreements. The leases provide that we pay taxes, insurance, utilities, and maintenance expenses related to the leased assets. During March 2016, we entered into a restructured lease agreement with the property owner/landlord, where the facility lease has been restructured to a 60 month lease commencing April 1, 2016.  The restructured lease indicates that we will not pay any cash lease payments while we deplete our $120,000 security deposit held by the landlord, which is included in other assets on the accompanying balance sheets. The revised lease and its payment structure will be such that we will use the funds contained in the security deposit in the amount of $6,000 per month as rent expense (in lieu of cash payments) while WTI oil prices remain below $60.00 per barrel, for any 30 day period. When the price of WTI oil goes above $60.00 per barrel but less than $80.00 per barrel for any 30 day period, we will use the revised amount against our deposit of $7,500 per month. Upon the price of WTI oil being above the $80.00 per barrel level for a 30 day period, the Company’s rent payment will be $10,000 per month, the maximum rental payment under the restructured lease agreement.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2016 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

On July 27, 2016, we entered into an agreement with Hillair where to which it issued an Original Issue Discount Senior Convertible Debenture (the “Debenture”) to Hillair in the aggregate amount of $550,000, payable in full on March 1, 2018. The Debenture is unsecured and is convertible into up to 18,333,333 shares of Common Stock at a conversion price of $0.03 per share. After taking into account the original issue discount and legal and diligence fees of $75,000 reimbursed to the Purchaser, the net proceeds received by the Company were $475,000.

On July 26, 2016, we entered into an operating lease with a finance company for three tanker trailers. The lease is for 60 months and required a downpayment of $60,000. The aggregate monthly payment is approximately $6,000, for all three trailers.

On July 5, 2016, the Company entered into a convertible debenture with Hillair totaling in the aggregate amount of $330,000, payable in full on March 1, 2018. This debenture is convertible into up to 11,000,000 shares of our Common Stock at a conversion price of $0.03 per share. We received net proceeds of $300,000, net of original issue discount, legal and diligence fees, which were recorded as deferred financing costs and an original issue discount.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes. We incorporate by reference into this Report our audited consolidated financial statements for the years ended December 31, 2015 and 2014. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “Forward Looking Statements,” and elsewhere in this Report.

The following management’s discussion and analysis is intended to assist in understanding the principal factors affecting our results of operations, liquidity, capital resources and contractual cash obligations. This discussion should be read in conjunction with our condensed consolidated financial statements which are incorporated by reference herein, information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results, which are included in various parts of this filing.

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

On April 3, 2015, the Company entered into a Membership Interest Purchase Agreement with Sher Trucking, LLC (“Sher”), the majority owner, and two minority owners, which made up all of the members of Black Diamond Energy Holdings, LLC (“Maxxon”) to purchase all of the outstanding membership interests of Maxxon. The Company paid $1,500,000 in cash to Sher; issued a secured promissory note to Sher in the amount of $2,854,000 at 5% per annum, due April 3, 2016 and issued 148,500,000 shares of the Company’s common stock to the minority owners, then valued at $861,300. In April 2016, we restructured this note to Sher, which is further described in detail within Note 9 to the Unaudited Condensed Consolidated Financial Statements.

Prior to the acquisition of Maxxon, our sole business focus was to acquire producing and non-producing oil and gas leases and to develop oil and gas properties that we owned or in which we had a leasehold interest. This is a discontinued operation, as we sold our oil and gas assets in October 2015.

Maxxon is our crude oil hauling and trucking subsidiary. We perform hauling services for large institutional drilling and exploration companies as well as crude oil marketers. Our largest customers are multi-billion dollar market cap companies, most of which are either publicly held, or large, multi-national private companies. We principally serve the Permian basin in Texas, as well as the Bakken in North Dakota.

Results of Operations

The following is a discussion of our condensed consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our Unaudited Condensed Consolidated Financial Statements and the Notes thereto contained elsewhere in this report. Comparative results of operations for the periods indicated are discussed below.

Oil and gas activities

Our oil and gas activities were discontinued in October 2015.

Trucking activities

Our subsidiary, Maxxon, had revenue of $826,111 and $2,002,939 for the three and six months ended June 30, 2016. The decrease in revenue during the three months ended June 30, 2016, compared to the same period in 2015, is due to this period in the oil industry having historically lower production and our hauling rates per barrel being reduced by approximately 50%. These reductions are also symptomatic of the overall global oil crisis and reduced hauling of barrels, depicted below.

The following table summarizes our barrels hauled for each of the three and six month periods ended June 30, 2016 and 2015:

	Three months ended June 30,		Change	% Change	Six months ended June 30,		Change	% Change
	2016	2015			2016	2015
Barrels hauled	480,931	635,755	(154,824)	-24%	1,092,877	1,402,306	(309,429)	-22%

Revenues and cost of revenues

The following table summarized the revenues and cost of revenues for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,				Six months ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
Revenue	$826,111	$2,325,758	$(1,499,647)	-64%	$2,002,939	$2,325,758	$(322,819)	-14%
Cost of revenues	591,474	1,123,545	(532,071)	-47%	1,313,465	1,123,545	189,920	17%
Gross margin	$234,637	$1,202,213	$(967,576)	-80%	$689,474	$1,202,213	$(512,739)	-43%
Gross margin %	28%	52%			34%	52%

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses during both the three and six months ended June 30, 2016, are significantly higher than the same periods in 2015, principally due to the Maxxon acquisition and added overhead and insurance costs. Professional fees are significantly reduced due to the settlement of an amount previously accrued in the amount of approximately $80,000, and settled and paid in the amount of $2,000. Thus professional fees were credited by the difference between the accrual amount and settlement amount.

	Three months ended June 30,				Six months ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
General and administrative expenses
Professional fees	$524	$430,516	$(429,992)	-100%	$(63,210)	$633,156	$(696,366)	-110%
Salaries and benefits	573,153	1,092,027	(518,874)	-48%	1,056,426	1,301,150	(244,724)	-19%
Office and administration	507,279	958,394	(451,115)	-47%	1,013,080	1,174,009	(160,929)	-16%
Total	1,080,956	2,480,937	(1,399,981)	-56%	2,006,296	3,108,315	(1,102,019)	-35%

Depreciation and Amortization

The Company incurred $211,275 for depreciation and amortization for the three months ended June 30, 2016, compared to $190,410 for the same period during 2015, reflective of the acquisition and consolidation of Maxxon. Depreciation and amortization for the six months ended June 30, 2016 is $401,582, compared to $190,410 for the same period during 2015.

Interest expense

Interest expense was $165,246 for the three months ended June 30, 2016, compared to $393,553 for the same period in 2015. Interest expense for the six months ended June 30, 2016 is $240,234, compared to $703,531 in 2015. Interest expense decreases for the periods presented are principally the result of the conversion by Hillair of certain debt to preferred and common stock, as well as, an offset by an increase in amortization of original issue discounts.

Discontinued Operations

During the six months ended June 30, 2016 the Company accounted for its oil and gas operations as discontinued operations. There were no revenues and minimal costs incurred during the three and six months ended June 30, 2016. During the three months ended June 30, 2015, there was little activity, as most activity of our discontinued operations occurred in the first three months of 2015. Further, the three and six months ended June 30, 2015 condensed consolidated statements of operations and cash flows has been reclassified to depict the accounting for discontinued operations.

Change in Fair Value of Derivatives

The Company did not have any derivatives during the six months ended June 30, 2016. However, during the six months ended June 30, 2015, the change in fair value of derivatives was $6,551,333, as a result of the Company using the market price on the date of the conversion to value the embedded derivative liabilities associated with certain convertible debt and convertible preferred stock.

Net Loss

The Company recorded a net loss of approximately $2.0 million for the six months ended June 30, 2016, as compared to a net loss of approximately $10.8 million for that same six month period in 2015.  The decrease in losses is mainly due to recognition of the non-cash charge related to the derivative liability discussed above, and the discontinued operations related to our oil and gas activities.  Further, when evaluating the net loss for the 2015 six month period, after reducing the derivative charge as well as our discontinued operations, the same period loss was approximately $0.8 million.  The reduction in our loss for the six month period ended June 30, 2016 compared to the same period in 2015, when extracting the above factors, was approximately $0.8 million.  This reduction for the 2016 period was the result of significant cost cutting measures implemented by management.

Liquidity and Capital Resources

Liquidity

We have incurred net operating losses and operating cash flow deficits over the past several years, continuing through the quarter ended June 30, 2016. We sold our oil and gas properties in 2015 and acquired a crude oil hauling company, and we have been funded primarily by a combination of equity issuances, debentures and borrowings under loan agreements and to a lesser extent by operating cash flows, to expand our trucking services beyond the Bakken in North Dakota, to Texas. During the six months ended June 30, 2016, we had net operating losses of $2,015,173 as well as negative operating cash flows of $1,333,814. However, management believes that based on various cost reductions, increased and normalized revenue within our core business, as well as continued expansion of trucking operations to Texas, positive cash flow will result through Maxxon adding overall value to the Company. If volumes and revenue do not increase as expected, we may be at break-even rates or lower, depending on hauling volumes and revenue. Should this be the case, we would require additional operating funding in amounts which are not yet determinable. At June 30, 2016, we had cash and cash equivalents totaling $165,432. We have currently forecasted losses of approximately $250,000 per month, which are expected to decrease as we obtain new customers and drive our top line revenue, which should also reduce our net losses.

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

	For the Six months ended June 30,
	2016	2015
Net cash used in operating activities	$(1,333,814)	$(1,797,381)
Net cash used in investing activities	(109,867)	(391,299)
Net cash provided by financing activities	1,145,610	2,421,339
Net change in cash during period	$(298,071)	$232,659

Cash from Operating Activities

Cash used in operating activities was $1,333,814 for the six months ended June 30, 2016, as compared to cash used in operating activities of $1,797,381 in the same period of 2015. The significant change in cash used in operating activities is due to the inclusion of Maxxon’s operations as of April 3, 2015, resulting in six months of revenues compared to three months of revenues in the prior period. These operating cash flow uses have been reduced significantly due to relatively strong cost controls put into place by management.

Cash from Investing Activities

Cash used in investing activities for the six months ended June 30, 2016 and 2015 was $109,867 and $391,299, respectively. The cash flows used in investing activities for 2016 include $109,867 in payments on the purchase of thirteen crude hauling trailers. During the same 2015, period from continuing operations, payments were made on the purchase of fixed assets in the amount of approximately $0.5 million and cash paid for the purchase of Black Diamond of approximately $1.1 million (net of cash received of approximately $0.4 million). During 2015, the cash flows provided by discontinued operations consisted of cash received from the sale of two oil and gas properties of approximately $1.7 million, offset by the costs incurred of approximately $0.5 million for the development of oil and gas properties.

Cash from Financing Activities

Total net cash provided by financing activities was $1,145,610 for the six months ended June 30, 2016, consisting of proceeds of notes payable to Hillair offset by payments on short term debt. Total net cash provided by financing activities in the same period in 2015 was $2,421,339, consisting principally of amounts received from Hillair for the acquisition of Maxxon, as well as funds provided for the purchase of twelve fleet trucks.

Off Balance Sheet Financing Activities

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEGEND OIL AND GAS, LTD.

Dated: August 15, 2016	By:	/s/ Andrew S. Reckles
Andrew S. Reckles
Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2016	By:	/s/ Warren S. Binderman
Warren S. Binderman
President and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

4.1	Original Issue Discount Senior Secured Convertible Debenture Due March 1, 2018	Incorporated by reference herein from our report on Form 8-K dated April 7, 2016, and filed with the SEC on April 11, 2016

4.2	Original Issue Discount Senior Secured Convertible Debenture Due March 1, 2018	Incorporated by reference herein from our report on Form 8-K dated May 27, 2016, and filed with the SEC on June 3, 2016

4.3	Original Issue Discount Senior Secured Convertible Debenture Due March 1, 2018	Incorporated by reference herein from our report on Form 8-K dated July 5, 2016, and filed with the SEC on July 7, 2016

4.4	Original Issue Discount Senior Secured Convertible Debenture Due March 1, 2018	Incorporated by reference herein from our report on Form 8-K dated July 27, 2016, and filed with the SEC on August 1, 2016

10.1	Securities Purchase Agreement dated April 7, 2016	Incorporated by reference herein from our report on Form 8-K dated April 7, 2016, and filed with the SEC on April 11, 2016

10.2	Securities Purchase Agreement dated May 27, 2016	Incorporated by reference herein from our report on Form 8-K dated May 27, 2016, and filed with the SEC on June 3, 2016

10.3	Securities Purchase Agreement dated July 5, 2016	Incorporated by reference herein from our report on Form 8-K dated July 5, 2016, and filed with the SEC on July 7, 2016

10.4	Securities Purchase Agreement dated July 27, 2016	Incorporated by reference herein from our report on Form 8-K dated July 27, 2016, and filed with the SEC on August 1, 2016

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350	Filed herewith.

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

