Form 10-Q
period 2016-09-30
Legend Oil & Gas, Ltd.
filed 2016-11-10
CIK 1140414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 10, 2016, the registrant had 942,083,273 shares of its common stock, par value $0.001 per share, issued and outstanding.

LEGEND OIL AND GAS, LTD.

FORM 10-Q

For the Quarterly Period ended September 30, 2016

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to pay off our debt to Sher Trucking, LLC and to Hillair Capital Investments, L.P.;
•	Our ability to fund our 2016 and 2017 customer growth plans;
•	Our ability to retain the services of our Chief Executive Officer, President, Chief Financial Officer and other key employees, the loss of which could materially impair our business plan;
•	Changes in the commodity prices of crude oil on a global level;
•	Our ability to control or reduce operating expenses and manage unforeseen costs;
•	Our ability to fund and acquire suitable levels of rolling stock assets subsequent to selling our collateralized rolling stock;
•	Our ability to maintain our existing property leases and acquire rights on properties that we desire;
•	Environmental risks from our crude oil trucking operations;
•	Our ability to compete successfully against larger, well-funded, established crude oil trucking companies;
•	Our ability to comply with the many US Department of Transportation regulations to which our business is subject; and
•	Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances.

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

PART I – FINANCIAL INFORMATION

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Legend Oil and Gas, Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
		Note 2

ASSETS
Current Assets
Cash and cash equivalents	$840,395	$463,503
Accounts receivable	258,043	183,773
Prepaid expenses	519,070	281,737
Other current assets	234,642	137,475
Total Current Assets	1,852,150	1,066,488

Property, plant and equipment, net	2,219,457	3,212,174
Assets held for sale - discontinued operations	398,680	398,680
Intangible assets	280,617	317,242

Total Assets	$4,750,904	$4,994,584

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$671,733	$953,833
Accounts payable-related party	45,000	120,000
Accrued interest	187,316	106,505
Short term debt	374,609	249,348
Current portion of long term debt	270,091	1,074,781
Total Current Liabilities	1,548,749	2,504,467

Long term debt, net of deferred financing costs of $197,917 in 2016 and $0 in 2015	2,319,728	2,040,518
Liabilities of discontinued operations	118,425	96,129
Convertible debt - related party, net of debt discount and deferred financing costs of $596,205 in 2016 and $89,323 in 2015	5,288,270	564,677
Total Liabilities	9,275,172	5,205,791

Stockholders’ Deficit
Preferred stock – $0.001 par value, 100,000,000 shares authorized	—	—
Series A convertible preferred stock - $0.001 par value; 0 shares issued and outstanding	—	—
Series B preferred stock – $0.001 par value; 9,643 shares issued and outstanding	10	10
Common stock – 4,900,000,000 shares authorized; $0.001 par value; 942,083,273 and 936,083,273 shares issued and outstanding, at September 30, 2016 and December 31, 2015, respectively	942,083	936,083
Additional paid-in capital	44,849,747	44,844,948
Accumulated deficit	(50,316,108)	(45,992,248)
Total Stockholders’ Deficit	(4,524,268)	(211,207)

Total Liabilities and Stockholders’ Deficit	$4,750,904	$4,994,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Legend Oil and Gas, Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenue	$807,489	$1,148,708	$2,810,428	$3,474,466

Operating Expenses
Cost of revenues	700,560	1,071,639	2,014,024	2,195,184
General and administrative	906,392	337,211	2,912,688	3,445,526
Depreciation and amortization	192,163	216,541	593,745	406,951
Loss (gain) on sale of property, plant and equipment	1,076,991	(9,455)	1,108,263	(9,455)
Total Operating Expenses	2,876,106	1,615,936	6,628,720	6,038,206

Operating Loss	(2,068,617)	(467,228)	(3,818,292)	(2,563,740)

Other Expense
Interest expense	(260,070)	(430,765)	(480,305)	(1,134,296)
Change in fair value of embedded derivative liabilities	—	—	—	(6,551,333)
Total Other Expense	(260,070)	(430,765)	(480,305)	(7,685,629)

Loss from continuing operations	(2,328,687)	(897,993)	(4,298,597)	(10,249,369)
Loss from discontinued operations	—	(48,137)	(25,263)	(1,478,839)
Net loss	$(2,328,687)	$(946,130)	$(4,323,860)	$(11,728,208)

Basic and diluted net loss per common shares	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding:
Basic and Diluted	942,083,273	878,400,629	940,725,609	582,612,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

Legend Oil and Gas, Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,323,860)	$(11,728,208)
Loss attributed to discontinued operations	25,263	1,478,839
Loss from continuing operations	(4,298,597)	(10,249,369)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	593,745	406,951
Stock-based compensation	10,800	—
Loss on legal settlement	20,000	—
Loss (gain) on disposal of property, plant and equipment	1,108,263	(9,455)
Amortization of discounts on notes payable	208,222	373,771
Change in fair value of embedded derivative liabilities	—	6,551,333
Changes in operating assets and liabilities:
Accounts receivable	(74,270)	892,354
Prepaid expenses	390,634	(348,430)
Other current assets	(97,167)	(103,821)
Inventory	—	207,437
Accounts payable	(103,436)	486,705
Accounts payable-related party	(75,000)	(577,000)
Other current liabilities	—	(83,169)
Accrued interest	85,411	181,574
Net cash flows used in operating activities - continuing operations	(2,231,395)	(2,271,119)
Net cash flows used in operating activities - discontinued operations	(2,967)	(39,319)
Net cash flows used in operating activities	(2,234,362)	(2,231,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	158,355	21,355
Cash paid for the purchase of Black Diamond Energy Holdings, net cash received of $435,339 in 2015	—	(1,064,661)
Cash paid for purchase of fixed assets	(301,018)	(487,468)
Net cash flows used in investing activities - continuing operations	(142,663)	(1,530,774)
Net cash flows provided by investing activities - discontinued operations	—	1,079,705
Net cash flows used in investing activities	(142,663)	(451,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt - related party	4,567,454	1,200,000
Proceeds from short term debt	170,000	2,310,000
Payments on short term debt	(1,856,476)	(961,713)
Payments on long term debt	(127,061)	—
Net cash flows provided by financing activities	2,753,917	2,548,287

Net change in cash and cash equivalents	376,892	(134,582)
Cash and cash equivalents, beginning of period	463,503	701,848
Cash and cash equivalents, end of period	$840,395	$567,266

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$5,453
Taxes	$—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in estimate of asset retirement obligations	$—	$88,256
Accrual of oil and gas development costs	$—	$251,505
Fair value of derivative liability extinguished upon conversion of preferred stock to common stock	$—	$7,680,000
Conversion of preferred stock to common stock	$—	$600,000
Debt and common stock issued/to be issued for the purchase of Black Diamond Energy Holdings	$—	$3,715,300
Financed debt issuance costs and original issue discounts	$913,021	$—
Financing for insurance policies	$627,967	$—
Debt issued for acquisition of property, plant and equipment	$484,961	$—
Reclassification of accounts payable to short term debt	$40,850	$—
Capitalization of accrued interest on short term debt	$4,600	$—

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements at and for the three and nine month periods ended September 30, 2016 include the accounts of the Company, and our wholly-owned subsidiary, Black Diamond Energy Holdings, LLC and its wholly-owned subsidiaries Maxxon Energy, LLC and Treeline Diesel Center, LLC. Intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications

Certain information from the three and nine months ended September 30, 2015, and at December 31, 2015, have been reclassified to conform with the current period’s presentation in connection with our discontinued operations.

In the Company’s statement of cash flows included in Form 10-Q for the three months ended March 31, 2016 and 2015, the Company classified its cash flows attributable to the repayment of notes payable as “net cash used in financing activities – discontinued operations” as a result of its decision to dispose of its oil and gas exploration segment as described in Note 1. During the three months ended June 30, 2016, management reevaluated the nature of the Company’s notes payable and determined that such note payable is attributable to continuing activities.  Accordingly, the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 present the cash flow activity relating to the Company’s notes payable as “net cash used in financing activities – continuing operations”.  The following table presents amounts which were included in the condensed consolidated statements of cash flows included in Form 10-Q for the three months ended March 31, 2016 and 2015 which have been reclassified to conform to the current presentation.

	As Originally Stated	As Restated
Proceeds from notes payable	$—	$360,000
Payments on notes payable	—	(809,044)
Net cash flows used in financing activities – continuing operations	—	(449,044)
Net cash flows used in financing activities – discontinued operations	(449,044)

Assets held for sale - discontinued operations

We own a drilling rig which we have classified as an asset held for sale, which is part of our discontinued operations. Long-lived assets that are expected to be recovered through a sale or disposition are classified as held for sale. Assets classified as held for sale are evaluated for impairment using the lower of fair value less disposal costs and carrying value. Assets held for sale are not depreciated. During the three and nine months ended September 30, 2016 and 2015, no impairment loss was recorded.

Net Loss Per Common Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the period, including contingently redeemable common stock. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding. All potentially dilutive shares or convertible instruments outstanding for the nine month periods September 30, 2016 and 2015 were anti-dilutive. Potentially dilutive common shares include convertible preferred stock and convertible debentures.

	September 30,	September 30,
	2016	2015
Potentially dilutive of common stock equivalents:
Preferred stock	327,499,200	—
Convertible debt	179,315,879	46,533,333
Common stock payable	—	57,682,644

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

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant losses from continuing operations of approximately $4.3 million for the nine months ended September 30, 2016. Additionally, the Company is dependent on a small number of customers in obtaining its revenue goals. Further, obtaining additional debt and/or equity financing to roll-out and scale its planned principal business operations may be limited due to our losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

The amount of capitalized costs related to property and equipment and the amount of related accumulated depreciation and impairment are as follows:

	September 30,	December 31,
	2016	2015
Trucks, trailers, and vehicles	$2,595,318	$3,488,246
Furniture and equipment	232,129	186,770
Property and equipment, at cost	2,827,447	3,675,016
Accumulated depreciation	(607,990)	(462,842)
Property and equipment, net	$2,219,457	$3,212,174

The drilling rig, in the amount of $398,680 (net of accumulated depreciation of $66,320) was previously included in property and equipment, and has been reclassified to assets held for sale - discontinued operations, as the Company has ceased all drilling operations. During the third quarter of 2015, the Company fully impaired the value of their Treeline Diesel Center, LLC subsidiary assets with a carrying value of $224,835 (net of accumulated depreciation of $33,108).

In February 2016, the Company exchanged vehicles with a carrying value of $184,439 for new vehicles with a purchase price of $198,210. In addition, the vehicles traded were financed with an outstanding principal balance of $166,614 owed at the date of the exchange, which was extinguished in full. The Company assumed liabilities for the new vehicles of $211,659. Accordingly, the Company recorded a loss on the disposition of the vehicles of $31,272 during the nine months ended September 30, 2016.

In September 2016, the Company sold 19 fleet vehicles with a net book value of $1,235,346 (net of accumulated depreciation of $428,654) through Ritchie Bros. Auctioneers (America) Inc. The Company received $158,355 in proceeds, resulting in a recorded loss on the sale of the vehicles of $1,076,991 during the nine months ended September 30, 2016.

The Company recorded depreciation expense for the three months ended September 30, 2016 and 2015 in the amount of $179,865 and $216,541, respectively, and $557,120 and $406,951, for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 5 – INTANGIBLE ASSETS

The amount of intangible assets related to Maxxon acquisition and the amount of related accumulated amortization and impairment are as follows:

	September 30,	December 31,
	2016	2015
Non-compete agreement	$39,200	$39,200
Trademark	47,800	47,800
Customer relationships	267,000	267,000
Total intangible assets	354,000	354,000
Accumulated amortization of intangible assets	(73,383)	(36,758)
Net Intangible asset ending balance, September 30	$280,617	$317,242

As of December 31, 2015, the Company assessed its goodwill for impairment and determined that goodwill was fully impaired. Accordingly, as of September 30, 2016, the Company removed goodwill and the corresponding accumulated impairment from the accompanying condensed consolidated financial statements. Amortization of intangible assets for the three months ended September 30, 2016 and 2015 was $12,298 and $0, respectively, and $36,625 and $0, for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 6 – LIABILITIES OF DISCONTINUED OPERATIONS – ASSET RETIREMENT OBLIGATION

The asset retirement obligation recorded as of both September 30, 2016 and December 31, 2015 was related to the Van Pelt lease, a non-producing field and discontinued operation we acquired during 2015, and for which we still own the lease as of September 30, 2016. The asset retirement obligation at both September 30, 2016 and December 31, 2015 was $118,425 and $96,129, respectively, and has been included within liabilities of discontinued operations on the condensed consolidated balance sheets. The Company recorded $0 and $13,328 in accretion expense of the asset retirement obligation liability during the three months ended September 30, 2016 and 2015, respectively. The Company recorded $22,296 and $18,113 in accretion expense of the asset retirement obligation liability during the nine months ended September 30, 2016 and 2015, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2015, there was an amount due to Northpoint Energy Partners (“NPE”), of which our CEO is a principal, in the amount of $120,000, as a result of the bonus accrual under the NPE letter agreement for CEO services, which was paid out during the nine months ended September 30, 2016. Additionally, there is an accrued bonus to NPE at September 30, 2016, which has not yet been paid, for services rendered during the nine months ended September 30, 2016.

Additionally, during the current year, we grouped together the December 31, 2015 accrued interest – related party in the amount of $10,034 within the accounts payable and accrued expenses line on the accompanying balance sheet.

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

On January 29, 2016, the Company and Hillair amended the Securities Purchase Agreement (the “Amended SPA”) to increase the aggregate amount available to the Company. The Amended SPA increased the amount from $654,000 to $1,439,400. As a result, the Company received $630,000 in new proceeds, net of original issue discount, legal and diligence fees of $155,400 which were recorded as a debt discount. The debenture is convertible into 47,980,000 shares of common stock at a conversion price of $0.03 per share. The Amended SPA also extended the maturity date to March 1, 2018. All other terms of the debenture remain the same.

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

On July 5, 2016, we entered into a convertible debenture with Hillair totaling $330,000, payable in full on March 1, 2018. This debenture is convertible into 11,000,000 of our common shares at $0.03 per share. We received net proceeds of $300,000, net of original issue discount, legal and diligence fees, which were recorded as a debt discount within the convertible debt - related party line of the accompanying condensed consolidated balance sheet.

On July 27, 2016, we entered into a convertible debenture with Hillair totaling $550,000, payable in full on March 1, 2018. This debenture is convertible into 18,333,333 of our common shares at $0.03 per share. We received net proceeds of $475,000, net of original issue discount, legal and diligence fees, which were recorded as a debt discount within the convertible debt - related party line of the accompanying condensed consolidated balance sheet.

On August 21, 2016, we entered into a convertible debenture with Hillair totaling $385,000, payable in full on March 1, 2018. This debenture is convertible into 12,833,333 of our common shares at $0.03 per share. We received net proceeds of $340,000, net of original issue discount, legal and diligence fees, which were recorded as a debt discount within the convertible debt - related party line of the accompanying condensed consolidated balance sheet.

On September 30, 2016, we entered into a convertible line of credit facility with Lorton Finance Company (“Lorton”), an affiliate of Hillair, due on September 30, 2019. The aggregate amount of this facility is $2,000,000, with the initial draw by us of $1,150,000. There is an amount remaining on the facility at September 30, 2016, of $850,000. The portion of this credit facility is convertible on future draws we make above the initial draw of $1,150,000. These subsequent draws, when made, convert into our Series B Preferred Stock in amounts equivalent to five percent (5%) of the amount of the draw divided by the $1,000 stated value of the Series B Preferred Stock.  Each of these preferred shares is convertible into our common stock at $0.03 per share. The facility bears interest at the rate of 20% per annum, payable monthly beginning March 31, 2017. Beginning September 30, 2017, the Company is obligated to make monthly principal payments of $47,917. The facility is secured by titles to 19 trucks owned by the Company’s subsidiaries. After taking into account legal and diligence fees, and the payment in full of our line of credit with State Bank & Trust Company (see Note 9) in the amount of $274,955, the net proceeds received by the Company was $787,500.

The total debt discount and deferred financing costs for the convertible debentures amount to $596,205 and $89,323 (net of accumulated amortization of $170,816 and $14,677) as of September 30, 2016 and December 31, 2015, respectively. The Company amortized to interest expense, the debt discounts and deferred financing costs associated with its convertible debentures in the amount of $91,951 and $0 for the three months ended September 30, 2016 and 2015, respectively, and $156,139 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 9 – NOTES PAYABLE

Notes payable consist of the following:		September 30, 2016	September 30, 2015

a)	On April 5, 2016, the Company entered into an agreement with Sher Trucking, LLC (Sher) that restructured the existing secured promissory note ($2,854,000) plus accrued interest ($142,700) and a $250,000 restructuring fee, (the “Restructuring”), with an amended and restated note totaling $3,246,700. This note accrues interest at 15% per annum, with all principal and interest due upon maturity. The remaining amount outstanding on the note as of September 30, 2016 and December 31, 2015 was $2,099,546 and $2,854,000, respectively. The restructuring fee of $197,917 (net of accumulated amortization of $52,083) is being amortized to interest expense through the term of the agreement. The note is due on April 3, 2018. The note will remain collateralized by the same collateral assets (tractors and trailers) as the original promissory note to Sher. On October 27, 2016, Sher released the collateral, as more fully described in Note 13, due to our payment of $300,000, which also allowed us to obtain full title to the 12 secured trucks. This note is now unsecured and, effective October 27, 2016, the balance on this note is $1,601,629.	$1,901,629	$2,854,000

b)	During 2016, the Company entered into various insurance financing agreements. The agreements are payable in nine monthly payments and accrue interest at various rates (ranging from 3.45% and 4.61%). These financing agreements are unsecured; however, should there be a default, the Company’s insurance policies would be subject to cancellation.	315,744	—

c)	On December 16, 2015, the Company entered into a secured line of credit facility with State Bank and Trust Company in the aggregate amount of $275,000. The facility bore interest at 4% and was due on December 16, 2016. The note was collateralized by certain property of Maxxon. On September 30, 2016, the secured line of credit facility was repaid with the proceeds from the related party line of credit facility with Lorton, and this agreement with State Bank and Trust Company was terminated.	—	100,000

d)	On March 29, 2016, the Company entered into a trailer purchase agreement with Southwest Truck & Trailer, Inc. The Company purchased 7 trailers valued at $278,636. The Company paid $28,000 as a down payment and entered into a financing agreement with a third party for the remaining balance of $250,636. The financing requires monthly payments of $6,962 for the next 3 years and has a 0% interest rate. The note is secured by the related trailers acquired with a net book value of $255,251 (net of accumulated depreciation of $23,385).	206,131	—

e)	On April 8, 2016, the Company entered into a trailer purchase agreement with Southwest Truck & Trailer, Inc. The Company purchased 6 trailers valued at $217,369. The Company paid $32,400 as a down payment and entered into a financing agreement with a third party for the remaining balance of $184,968. The financing requires monthly payments of $5,138 for the next 3 years and has a 0% interest rate. The note is secured by the related trailers acquired with a net book value of $196,690 (net of accumulated depreciation of $20,679).	157,132	—

f)	On October 19, 2015, the Company entered into a secured note agreement with a financial institution for the purchase of a vehicle in the amount of $118,110. The note bore interest at 5.99% and was due on December 3, 2020. In February 2016, the Company traded in the vehicle for a new vehicle. As part of the trade in, the note was settled and a new note was issued with a principal balance of $135,278 with interest at 3.99% and is due on April 1, 2021. The new note is secured by the new vehicle acquired with a net book value of $105,655 (net of accumulated depreciation of $13,286).	122,908	116,411

g)	On November 12, 2015, the Company entered into a secured note agreement with a financial institution for the purchase of a vehicle in the amount of $57,106. The note bore interest at 3.99% and was due on November 12, 2020. In February 2016, the Company traded in the vehicle for a new vehicle. As part of the trade in, the note was settled and a new note was issued with a principal balance of $76,380 with interest at 3.90% and is due on April 5, 2021. The new note is secured by the new vehicle acquired with a net book value of $70,552 (net of accumulated depreciation of $8,718).	69,381	55,843

h)	On November 1, 2015, the Company purchased three trucks from A&H Sterling Energy, LLC. The trucks were financed by A&H Sterling Energy, LLC with an outstanding promissory note in the aggregate amount of $96,407 owed to Cunard Holdings LLC. The Company assumed the outstanding promissory note as part of the acquisition of the trucks. The note bears interest at 7%, is secured by those trucks with a net book value of $79,053 (net of accumulated depreciation of $17,354), and is due on January 1, 2018.	57,470	89,511

i)	On May 19, 2016, the Company entered into a secured note agreement with a financial institution for the purchase of a vehicle valued at $53,355. The Company paid $4,000 as a down payment and financed the remaining amount of $49,355. The note was issued with a 7.49% interest rate and is due on May 19, 2020. The loan is secured by the related vehicle with a net book value of $48,646 (net of accumulated depreciation of $4,710).	46,110	—

j)	In January 2016, the Company entered into a forbearance agreement to transfer amounts owed on a credit card to Origin Bank into a note agreement, in the aggregate amount of $40,850. The note bears interest at 4% per annum and is payable in 12 monthly payments beginning April 15, 2016 of $3,000 per month with the remaining balance and accrued interest due on April 15, 2017.	23,523	—

k)	On October 28, 2013, a vendor filed a complaint against the Company seeking to collect $68,913, plus interest at 12% for services rendered on or before November 30, 2012. This claim has been satisfactorily resolved between the parties, and Legend is remitting $2,500 per month in settlement of this claim, until such balance is fully repaid.	27,055	45,805

l)	On April 1, 2014, the Company issued a note payable to New Western Energy Corporation (“NWTR”) for $75,000 as part of the plan for merger with NWTR. The note has no interest provision and was due on February 28, 2015. On January 6, 2015, the Company entered into a settlement with NWTR to repay the remainder of principal in 5 installments starting on February 15, 2015. The note was in default as of September 30, 2016, but the Company has not received a waiver nor a default notice from NWTR.	26,664	26,664

m)	On May 4, 2016 the Company entered into an agreement with Drivestar to repay $20,000 of incurred expenses related to the cancellation of a trailer sale. The note requires monthly payments of $2,585 through December 15, 2016 and has a 9% interest rate.	7,640	—

n)	On June 19, 2014, a vendor filed a complaint against the Company seeking to collect $35,787, plus interest at 12% for services rendered. This claim has been satisfactorily resolved between the parties.	3,041	3,041

o)	On October 20, 2014, the Company issued a note payable for the purchase of drilling rig for $315,000. The note bears interest at 6% per annum and was due on April 12, 2016. This note was fully repaid as of September 30, 2016.	—	73,372
	Total	2,964,428	3,364,647

	Less short term debt	(374,609)	(249,348)

	Less current portion of long term debt	(270,091)	(1,074,781)

	Long term debt	$2,319,728	$2,040,518

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

On December 21, 2015, the Company obtained stockholder approval to amend the Company’s Articles of Incorporation to effect an increase in the amount of authorized shares of from 1,100,000,000 to 5,000,000,000. The Company increased the number of authorized shares of common stock from 1 billion shares, with a par value of $0.001, to 4.9 billion shares, with a par value of $0.001 and 100 million shares designated as blank check preferred stock. As of September 30, 2016 and December 31, 2015 the Company designated 600 shares and 9,643 shares of its 100 million shares of blank check preferred stock as Series A Convertible Preferred and Series B Convertible Preferred, respectively.

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

NOTE 11 – DISCONTINUED OPERATIONS

The amounts of net assets related to the discontinued operations of the Company’s oil and gas operations as of September 30, 2016 and December 31, 2015 were $280,255 and $302,551, respectively. The table below summarizes the operations of the Company’s oil and gas activities for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues	$—	$81,843	$—	$322,569
Production expenses	—	(115,780)	(2,967)	(398,826)
Operating expenses	—	—	—	(29,877)
Depletion, depreciation and amortization	—	(34,443)	—	(119,454)
Accretion of asset retirement obligation	—	(13,328)	(22,296)	(18,113)
Loss on sale of oil and gas properties	—	—	—	(892,131)
Impairment loss on oil and gas properties	—	—	—	(452,277)
Other Income	—	33,571	—	109,270
Loss from discontinued operations	$—	$(48,137)	$(25,263)	$(1,478,839)

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2016 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

On October 27, 2016, we entered into a debenture agreement with Lorton to draw an additional $300,000 against the available line of credit facility. In exchange for this debenture, Lorton paid Sher, directly, for which the payment paid down $300,000 of principal and fully released the collateral (12 trucks) against the note payable to Sher. Due to the conversion feature associated with the Lorton credit facility, this draw results in our issuance of approximately 15 shares of Series B Preferred Stock to Lorton.

On October 31, 2016, we entered into a convertible debenture with Hillair totaling $440,000, payable in full on March 1, 2018. This debenture is convertible into 13,333,333 of our common shares at $0.03 per share. We received net proceeds of $390,000, net of original issue discount, legal and diligence fees.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes. We incorporate by reference into this Report our audited consolidated financial statements for the year ended December 31, 2015. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “Forward Looking Statements,” and elsewhere in this Report.

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

Trucking activities

Our subsidiary, Maxxon, had revenue of $807,489 and $2,810,428 for the three and nine months ended September 30, 2016. The increase in total barrels hauled during the three months ended September 30, 2016, compared to the same period in 2015, is due to the acquisition of new customers as a result of the Company’s expansion to Texas and New Mexico, but offset by a substantial decrease in price per barrel due to the global depression in the oil markets. In order to maintain our customer base, we needed to significantly reduce our rates per hauled barrel. The average hauling price per barrel received by Maxxon during the three and nine months ended September 30, 2016 was $1.37 and $1.67, down from $2.42 and $1.85 per barrel in the same period of 2015.

The following table summarizes our barrels hauled for each of the three and nine month periods ended September 30, 2016 and 2015:

	Three months ended September 30,		Change	% Change	Nine months ended September 30,		Change	% Change
	2016	2015			2016	2015
Barrels hauled	588,968	474,542	114,426	24%	1,681,855	1,876,848	(194,993)	-10%

Revenues and cost of revenues

Gross margin during the three months ended September 30, 2016 is higher, relative to the same period in 2015, due to operational expenses related to repair and maintenance costs for our subsidiary Treeline Diesel Center, LLC, in 2015. Treeline ceased operations in 2015, with all assets being impaired in 2015. The decrease in gross margin during the nine months ended September 30, 2016, compared to the same period in 2015, is due to the addition of multiple vehicle lease agreements in 2016 to expand the size of our fleet. The decrease in gross margin during the three months ended September 30, 2016, compared to the overall nine months ended September 30, 2016, is due to lower hauling rates to acquire new customers, additional fleet vehicle lease agreements, and higher repair and maintenance costs.

The following table summarizes the revenues and cost of revenues for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
Revenue	$807,489	$1,148,708	$(341,219)	-30%	$2,810,428	$3,474,466	$(664,038)	-19%
Cost of revenues	700,560	1,071,639	(371,079)	-35%	2,014,025	2,195,184	(181,159)	-8%
Gross margin	$106,929	$77,069	$29,860		$796,403	$1,279,282	$(482,879)
Gross margin %	13%	7%			28%	37%

General and Administrative Expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC filing expenses. General and administrative expenses during the three months ended September 30, 2016, are significantly higher than the same period in 2015, principally due to the increase in employees and office expenses related to the expansion of Maxxon’s oil hauling operations to Texas and New Mexico, and the relocation of its headquarter to Colorado. The decrease during the nine months ended September 30, 2016, compared to the same period in 2015, is a result of professional fees, which increased in 2015 due to transaction related costs for the acquisition of Maxxon, and decreased in 2016 due to cost cutting measures implemented by management, as well as a settlement paid in the amount of $2,000, for a previously accrued amount of approximately $80,000. Thus professional fees were credited by the difference between the accrued amount and settlement amount.

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
General and administrative expenses
Professional fees	$102,408	$114,523	$(12,115)	-11%	$201,491	$747,679	$(546,188)	-73%
Salaries and benefits	471,228	197,736	273,492	138%	1,544,792	1,498,886	45,906	3%
Office and administration	332,756	24,952	307,804	1234%	1,166,405	1,198,961	(32,556)	-3%
Total	$906,392	$337,211	$569,181		$2,912,688	$3,445,526	$(532,838)

Depreciation and Amortization

The Company incurred $192,163 for depreciation and amortization for the three months ended September 30, 2016, compared to $216,541 for the same period during 2015. This slight decrease is related to the sale of 19 fleet vehicles with a net book value of $1,235,346 (net of accumulated depreciation of $428,654) through Ritchie Bros. Auctioneers Inc in September 2016. Depreciation and amortization for the nine months ended September 30, 2016 is $593,745 compared to $406,951 for the same period during 2015, reflective of the acquisition and consolidation of Maxxon.

Interest expense

Interest expense was $260,070 for the three months ended September 30, 2016, compared to $430,765 for the same period in 2015. Interest expense for the nine months ended September 30, 2016 is $480,305, compared to $1,134,296 in 2015. Interest expense decrease for the periods presented are principally the result of the conversion by Hillair of certain debt to preferred and common stock, as well as an offset by an increase in amortization of original issue discounts and deferred financing costs.

Discontinued Operations

During the nine months ended September 30, 2016, the Company accounted for its oil and gas operations as discontinued operations. There were no revenues and minimal costs incurred during the three and nine months ended September 30, 2016. During the three months ended September 30, 2015, there was little activity, as most activity of our discontinued operations occurred in the first three months of 2015. Further, the three and nine months ended September 30, 2015 condensed consolidated statements of operations and cash flows has been reclassified to depict the accounting for discontinued operations.

Change in Fair Value of Derivatives

The Company did not have any derivatives during the nine months ended September 30, 2016. However, during the nine months ended September 30, 2015, the change in fair value of derivatives was $6,551,333, as a result of the Company using the market price on the date of the conversion to value the embedded derivative liabilities associated with certain convertible debt and convertible preferred stock.

Net Loss

The Company recorded a net loss of approximately $4.3 million for the nine months ended September 30, 2016, as compared to a net loss of approximately $11.7 million for that same nine month period in 2015.  The decrease in losses is mainly due to recognition of the non-cash charge related to the derivative liability discussed above, and the discontinued operations related to our oil and gas activities.  Further, when evaluating the net loss for the 2015 nine month period, after reducing the derivative charge as well as our discontinued operations, the same period loss was approximately $3.7 million.  The increase in our loss for the nine month period ended September 30, 2016 compared to the same period in 2015, when extracting the above factors, was approximately $0.6 million.  This increase for the 2016 period was the result of a loss on the sale of assets of approximately $1.1 million, which was slightly offset by cost cutting measures implemented by management. The decrease in our loss for the three month period ended September 30, 2016 compared to the same period in 2015, is primarily a result of our strategy to decrease the price per barrel charged by Maxxon to attract and gain new customers to overcome the global oil depression.

Liquidity and Capital Resources

Liquidity

We have incurred net operating losses and operating cash flow deficits over the past several years, continuing through the quarter ended September 30, 2016. We sold our oil and gas properties in 2015 and acquired a crude oil hauling company, and we have been funded primarily by a combination of equity issuances, debentures and borrowings under loan agreements and to a lesser extent by operating cash flows, to expand our trucking services beyond the Bakken in North Dakota, to the Permian Basin located in Texas and New Mexico. During the nine months ended September 30, 2016, we had net operating losses of $4,323,860 as well as negative operating cash flows of $2,234,362. However, management believes that based on various cost reductions, increased and normalized revenue within our core business, as well as continued expansion of trucking operations to Texas and New Mexico, positive cash flow will result through Maxxon adding overall value to the Company. If volumes and revenue do not increase as expected, we may be at break-even rates or lower, depending on hauling volumes and revenue. Should this be the case, we would require additional operating funding in amounts which are not yet determinable. At September 30, 2016, we had cash and cash equivalents totaling $840,395. We have currently forecasted losses of approximately $200,000 per month, which are expected to decrease as we obtain new customers and drive our top line revenue, which should also reduce our net losses.

Many of our operating costs have decreased over the year due to the implementation of expense efficiencies, to levels we believe will effectively operate our business. We expect our additional cash requirements over the next 12 months to be approximately $2.4 million, including capital additions for tractors, as well as normal corporate general and administrative expenses.

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

Hillair has been our principal funding source since 2014, and has provided debt capital convertible into various instruments, including common stock, warrants. Further, Hillair has acquired preferred stock as well as converted certain preferred stock into common stock. They have provided us total capital through debt and preferred stock instruments of over $13.5 million in face value since 2014.

	For the Nine months ended September 30,
	2016	2015
Net cash used in operating activities	$(2,234,362)	$(2,231,800)
Net cash used in investing activities	(142,663)	(451,069)
Net cash provided by financing activities	2,753,917	2,548,287
Net change in cash during period	$376,892	$(134,582)

Cash from Operating Activities

Cash used in operating activities was $2,234,362 and $2,231,800 for the nine month periods ended September 30, 2016 sand 2015, respectively. For 2015, cash used in operating activities includes Maxxon’s operations as of April 3, 2015, resulting in six months of operating activity with Maxxon during the nine month period ended September 30, 2015, compared to nine months of operating activity with Maxxon during the same period in 2016. Operating cash flow uses in 2016 have been reduced significantly from the same period of 2015 due to relatively strong cost controls put into place by management during 2016.

Cash from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2016 and 2015 was approximately $142,700 and $451,000, respectively. The cash flows used in investing activities for 2016 include payment in full of approximately $183,400, on the purchase of three tractors, a $60,400 down payment on the purchase of thirteen crude hauling trailers, and capitalized expenses related to these purchases, which were partially offset by $158,400 in proceeds for the sale of assets. During the same 2015, period from continuing operations, payments were made on the purchase of fixed assets in the amount of approximately $0.5 million and cash paid for the purchase of Black Diamond of approximately $1.1 million (net of cash received of approximately $0.4 million). During 2015, the cash flows provided by discontinued operations consisted of cash received from the sale of two oil and gas properties of approximately $1.67 million, offset by the costs incurred of approximately $.6 million for the development of oil and gas properties.

Cash from Financing Activities

Total net cash provided by financing activities was $2,753,917 for the nine months ended September 30, 2016, consisting of proceeds of notes payable to Hillair and Lorton, an affiliate of Hillair, offset by payments on short term debt. Total net cash provided by financing activities in the same period in 2015 was $2,548,287, consisting principally of amounts received from Hillair for the acquisition of Maxxon, as well as funds provided for the purchase of twelve fleet trucks.

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

Such conclusion was reached based on the following material weaknesses noted by management:

a)	We have a lack of segregation of duties and limited resources to devote to our framework for internal controls due to the small size of the Company.

b)	Lack of controls that provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposal of the Company’s assets that could have a material effect on the financial statements.

Management is in the process of remediating these weaknesses, with the hire of a controller in May 2015, and is continuing to expand the accounting department.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None.

ITEM 1A	RISK FACTORS

No material changes.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

None.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

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

LEGEND OIL AND GAS, LTD.

Dated: November 10, 2016	By:	/s/ Andrew S. Reckles
Andrew S. Reckles
Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2016	By:	/s/ Warren S. Binderman
Warren S. Binderman
President and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
4.1	Original Issue Discount Senior Secured Convertible Debenture Due March 1, 2018	Incorporated by reference herein from our report on Form 8-K dated April 7, 2016, and filed with the SEC on April 11, 2016

4.2	Original Issue Discount Senior Secured Convertible Debenture Due March 1, 2018	Incorporated by reference herein from our report on Form 8-K dated May 27, 2016, and filed with the SEC on September 3, 2016

4.3	Original Issue Discount Senior Secured Convertible Debenture Due March 1, 2018	Incorporated by reference herein from our report on Form 8-K dated July 5, 2016, and filed with the SEC on July 7, 2016

4.4	Original Issue Discount Senior Secured Convertible Debenture Due March 1, 2018	Incorporated by reference herein from our report on Form 8-K dated July 27, 2016, and filed with the SEC on August 1, 2016

4.5	Original Issue Discount Senior Secured Convertible Debenture Due March 1, 2018	Incorporated by reference herein from our report on Form 8-K dated August 22, 2016, and filed with the SEC on August 23, 2016

4.6	Original Issue Discount Senior Secured Convertible Debenture Due September 30, 2019	Incorporated by reference herein from our report on Form 8-K dated September 30, 2016, and filed with the SEC on October 6, 2016

4.7	Original Issue Discount Senior Secured Convertible Debenture Due September 30, 2019	Incorporated by reference herein from our report on Form 8-K dated September 30, 2016, and filed with the SEC on October 6, 2016

4.8	Original Issue Discount Senior Secured Convertible Debenture Due September 30, 2019	Incorporated by reference herein from our report on Form 8-K dated October 27, 2016, and filed with the SEC on November 2, 2016

10.1	Securities Purchase Agreement dated April 7, 2016	Incorporated by reference herein from our report on Form 8-K dated April 7, 2016, and filed with the SEC on April 11, 2016

10.2	Securities Purchase Agreement dated May 27, 2016	Incorporated by reference herein from our report on Form 8-K dated May 27, 2016, and filed with the SEC on September 3, 2016

10.3	Securities Purchase Agreement dated July 5, 2016	Incorporated by reference herein from our report on Form 8-K dated July 5, 2016, and filed with the SEC on July 7, 2016

10.4	Securities Purchase Agreement dated July 27, 2016	Incorporated by reference herein from our report on Form 8-K dated July 27, 2016, and filed with the SEC on August 1, 2016

10.5	Securities Purchase Agreement dated August 22, 2016	Incorporated by reference herein from our report on Form 8-K dated August 22, 2016, and filed with the SEC on August 23, 2016

10.6	Securities Purchase Agreement dated September 30, 2016	Incorporated by reference herein from our report on Form 8-K dated September 30, 2016, and filed with the SEC on October 6, 2016

10.7	Security Agreement dated September 30, 2016	Incorporated by reference herein from our report on Form 8-K dated September 30, 2016, and filed with the SEC on October 6, 2016

10.8	Subsidiary Guarantee dated September 30, 2016	Incorporated by reference herein from our report on Form 8-K dated September 30, 2016, and filed with the SEC on October 6, 2016

10.9	Letter Agreement dated September 30, 2016	Incorporated by reference herein from our report on Form 8-K dated September 30, 2016, and filed with the SEC on October 6, 2016

10.10	Addendum to Securities Purchase Agreement dated September 30, 2016	Incorporated by reference herein from our report on Form 8-K dated October 27, 2016, and filed with the SEC on November 2, 2016

10.11	Securities Purchase Agreement dated October 31, 2016	Incorporated by reference herein from our report on Form 8-K dated October 31, 2016, and filed with the SEC on November 2, 2016

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and to 18 U.S.C. Section 1350	Filed herewith.

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

