Form 10-K
period 2016-12-31
Legend Oil & Gas, Ltd.
filed 2017-03-31
CIK 1140414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

As of March 31, 2017, the Company had 942,083,273 shares of common stock issued and outstanding and 9,658 shares of preferred stock issued and outstanding.

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

None.

LEGEND OIL AND GAS, LTD.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2016

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

PART I

ITEM 1.	BUSINESS

Overview

Legend Oil and Gas, Ltd. (the “Company” or “Legend”) is a crude oil hauling and trucking company with principal operations in the Bakken region of North Dakota and the Permian Basin in Texas and New Mexico. These crude oil hauling operations commenced through our acquisition of Black Diamond Energy Holdings, LLC and its wholly-owned subsidiaries Maxxon Energy, LLC and Treeline Diesel Center, LLC (collectively, “Maxxon Energy” or “Maxxon”) on April 3, 2015. Our current focus is to grow our core business and expand our crude oil hauling operations into other basins throughout the United States. Our field operations are managed by employees in Texas, New Mexico and North Dakota. Our back office operations staff is based out of North Dakota and Colorado, with the Company’s combined Chief Executive Officer and Chief Financial Officer based out of Georgia, and our Controller based in Florida.

Further, through October 27, 2015, we were also an oil and gas exploration, development and production company; whose business was to acquire producing and non-producing oil and gas interests and develop oil and gas properties that we owned or in which we had a leasehold interest. Our oil and gas property interests were located in the United States (Kansas and Oklahoma). On October 27, 2015, we sold our oil and gas exploration operations and we have presented those operations as discontinued operations.

We are a publicly traded company and our shares of common stock (“common shares”) are quoted for trading on the Over-the-Counter Bulletin Board (“OTCBB”). We were incorporated under the laws of the State of Colorado on November 27, 2000 under the name “SIN Holdings, Inc.” On November 29, 2010, we changed our name to Legend Oil and Gas, Ltd. Our only subsidiary, effective April 3, 2015, is Black Diamond Energy Holdings, LLC, which is our crude oil hauling entity, further known as Black Diamond Energy, LLC (“Maxxon Energy” or “Maxxon”).

Background

Oil and Gas Properties Business

We previously held interests in oil and gas properties located in the United States (Kansas and Oklahoma). During the first quarter of 2015, we sold two properties in Kansas, leaving one producing oil and gas property in Kansas (Landers/Volunteer lease) which was sold on October 27, 2015, and one nonproducing oil and gas property in Oklahoma (Van Pelt lease) which had a carrying value of $-0- at December 31, 2015.

We sold the properties operated in Kansas to Hillair Petroleum Holdings, Inc (“HPH”), in exchange for debt forgiveness in the amount of approximately $1.9 million owed to Hillair Capital Investments L.P. (“Hillair”), with no gain recorded on the sale as HPH is a related party. See further discussion of the entire transaction within the Liquidity and Capital Resources section of ITEM 7.

Crude Hauling/Trucking Business- Purchase of Black Diamond Energy (Maxxon)

On April 3, 2015, the Company entered into a Membership Interest Purchase Agreement with Sher Trucking, LLC (“Sher”), the majority owner, and two minority owners, which made up all of the members of Maxxon to purchase all of the outstanding membership interests of Maxxon. The Company paid $1,500,000 in cash to Sher; issued a secured promissory note to Sher (“Sher Note”) in the amount of $2,854,000 at 5% per annum, due April 3, 2016 and issued 148,500,000 shares of the Company’s common stock to the minority owners, then valued at $861,300. The Company also paid $125,000 to Sher after closing as an anticipated purchase price adjustment related to the target working capital at April 3, 2015, of Maxxon.

On April 5, 2016, the Company entered into an agreement with Sher that restructured the original secured promissory note with a carrying balance of $2,854,000 plus accrued interest of $142,700 (the “Restructuring”), totaling $2,996,700 to Sher, with the Sher Note remaining collateralized on that date, by the same collateral as the original promissory note. At December 31, 2016, the note was uncollateralized as a result of the collateral oil trailers being sold at auction, with the proceeds being paid directly to Sher, as well as our payment against the restructured promissory note to Sher to release all liens on the collateral tractors. Refer to Note 10 – Long Term Debt in the accompanying consolidated financial statements.

Operations

Prior to the acquisition of Maxxon, we structured our operations in such a way as to mitigate certain operating expenses by maintaining a limited in-house employee base outside of our executive team. The majority of our operational duties were outsourced to consultants and independent contractors, including drilling, maintaining and operating our wells. Subsequent to the Maxxon acquisition, we terminated certain employees at Maxxon to effect operating efficiencies and reduce our operating costs.

Maxxon is our crude oil hauling and trucking subsidiary. We perform hauling services for large institutional drilling and exploration companies as well as crude oil marketers. The largest clients we served during 2016 included Statoil ASA, Inland Oil & Gas Corporation, HollyFrontier and Plains All American Pipeline, L.P.

Warren S. Binderman serves as our Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Principal Accounting Officer. Binderman also serves as a member of our Board of Directors and as its Corporate Secretary.

Markets for Crude Hauling Services

Our crude hauling business markets depend on many factors beyond our control, including the extent of domestic production and imports of crude oil, the proximity and capacity of crude oil and other transportation facilities, demand for crude oil, the marketing of competitive fuels and the effects of state and federal regulation. The crude oil industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

Our crude oil hauling pricing structure is market driven, with customers principally controlling the rates they will pay per mile driven for hauling services from the well-head to the drop-off facility. Our rates are based on market conditions, which, based on the 2015 global decline in oil prices, with slight increases in 2016, required us to reduce our pricing markedly, to maintain and strengthen existing customers as well as acquire new customers.

Historically, the hauling rates we are able to charge to customers is based on the price of oil, which has fluctuated widely. Among the factors that can cause these fluctuations are:

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

We did not enter into any derivative commodity contracts in any of our operations.

Seasonality

Seasonality in the crude oil hauling sector differs by region. Regarding our current work in the Bakken, seasonality on hauling load counts may occur during “frost laws” (typically in the late February early March timeframe, annually). Counties have various roads mandated weight restrictions as the winter frost thaws roads. During these periods (an approximate six week timeframe), we are required to abide by County road restrictions on weight. Thus, we are able to haul lighter loads of crude oil while billing customers for full loads, per our agreements with those customers, translating into higher revenue due to the additional load counts carried and delivered.

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

Other Laws and Regulations. Various laws and regulations require certain permitting by the Department of Transportation, as to our crude oil hauling services. The effect of these laws and regulations, as well as other regulations that could be promulgated by the jurisdictions in which we provide hauling services, could be to limit the number of loads hauled due to various facts and circumstances in each of the local jurisdictions.

Employees

As of December 31, 2016, we had approximately 18 full-time employees working out of Texas and New Mexico, 13 in North Dakota, and 6 in Colorado. We have a corporate management team that includes one executive (the CEO and CFO) residing in Georgia and a corporate controller in Florida.

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

Risks Relating to Our Business

We are highly dependent on Warren S. Binderman, CEO and CFO. The loss of Mr. Binderman, upon whose knowledge, leadership and technical expertise we rely, could harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of Mr. Binderman, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract experienced professional staff. If we were to lose the services of Mr. Binderman, our ability to execute our business plan could be harmed and we may be forced to cease or limit operations until such time as we are able to attract suitable replacements. We do not maintain key person life insurance on these members of our management team.

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

Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders. Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities. In addition, we have granted and will continue to grant equity incentive awards under our equity incentive plans, which may have a further dilutive effect.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the state of the crude oil capital market, our limited operating history, the location of our crude oil hauling operations, and prices of crude oil on the commodities market (which will impact the amount of asset-based financing available to us), and the strength of our key employees. Further, if crude oil prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease or limit our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

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

We have a limited operating history and have not generated a sustained profit. Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the crude oil industry. We first generated revenues from operations in the quarter ended December 31, 2010. There can be no assurance that our business operations will prove to be successful in the long-term. Our future operating results will depend on many factors, including:

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

The oil market may significantly impact our business and financial condition for the foreseeable future.

The crude oil hauling operations are inextricably linked to the oil markets, and may adversely impact our business and our financial condition, and we may face challenges if conditions in these markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have a material negative impact on our flexibility to react to changing economic and business conditions. The economic situation could have a material negative impact on our lenders or customers, causing them to fail to meet their obligations to us. Additional capital will be required in the event that we accelerate customer acquisition program or that crude oil prices decline further, resulting in significantly lower revenues.

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

The report of our independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern.

Our auditors, Marcum, LLP in 2016 and GBH CPAs, P.C. in 2015, indicated in their reports on the Company’s consolidated audited financial statements for the years ended December 31, 2016 and 2015, that conditions existed that raise substantial doubt about our ability to continue as a going concern due to the Company’s recurring losses from operations and net working capital deficit at both December 31, 2016 and 2015. Uncertainties related to our continuation as a going concern may impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives and/or negatively affect our relationships with partners and service providers. Our ability to continue as a going concern will depend upon the availability and terms of future funding, our ability to grow our operations and integrate newly acquired assets and operations, our ability to acquire additional assets and operations, and our ability to improve operating margins and regain profitability. If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

Risks Related to Our Industry

Environmental risks may adversely affect our business.

All facets of the oil industry presents environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state, provincial and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures, and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner that we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. Compliance with environmental laws applicable to our business may cause us to curtail our future production or increase the costs of our production, development or exploration activities. If substantial enough, the costs could cause us to cease operations.

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

The domestic prices at which oil and natural gas trade in the open market have experienced significant volatility, which can significantly negatively impact our crude oil hauling business and revenues.

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

Our authorized capital includes 100,000,000 preferred shares, all of which are blank check preferred shares available for issuance. Our Board of Directors has the power to issue any or all of the preferred shares, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without stockholder approval. Our Board may, in the future, consider adopting additional anti-takeover measures. The authority of our Board to issue undesignated stock and the anti-takeover provisions of Colorado law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of us that are not approved by our Board. As a result, our stockholders may lose opportunities to dispose of their common shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of common shares may also be affected.

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

It may not be possible for a stockholder to sell their common shares within any particular time period, for an acceptable price, or at all. There is no certainty that a holder of common shares will be able to identify a buyer for common shares or realize any monetary value whatsoever from a sale thereof.

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

We are subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may make it difficult for our stockholders to sell their shares.

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

If we raise capital through the sale of equity securities, existing stockholders will be diluted.

Any additional capital we raise through the sale of our equity securities will dilute the ownership percentage of our stockholders. Raising any such capital could also result in a decrease in the nominal fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities that we issue in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, all of which may have a dilutive effect to existing investors.

The elimination of monetary liability against our directors, officers and employees under Colorado law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our organizational documents contain provisions that limit the liability of our directors for monetary damages and provide for indemnification of our executive officers and directors. These provisions may discourage stockholders from bringing a lawsuit against our officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against its officers and directors even though such action, if successful, might otherwise have benefited the stockholders. We may also have contractual indemnification obligations under our agreements with our officers. In addition, to the extent that costs of settlement and damage awards against our officers or directors are paid by us pursuant to the indemnification provisions in our governing documents, this actually may have the effect of deterring the stockholder from bringing suit against our officers or directors. We have been advised that the SEC takes the position that these types of indemnification provisions are unenforceable under applicable federal and state securities laws. However, management has obtained Directors and Officers liability insurance coverage to mitigate exposure should any events occur.

Restricted securities may not be resold outside of a registered offer and sale.

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

Unless certain conditions are met, Rule 144 is not available for the resale of securities of issuers that are, or have ever previously been, issuers with (i) no or nominal operations and (ii) no or nominal assets other than cash and cash equivalents (a “shell company”). The Asset Purchase Agreement with Wi2Wi concluded that we may have been at one time a “shell company” in the past. We believe that we were never a shell company and that, even if we were deemed to have been a shell, we ceased to be a shell company in October 2010, when we acquired our first oil and gas producing properties, and that the filing of our Annual Report on Form 10-K for the year ended December 31, 2010 satisfied the Form 10 disclosure requirements. However, if it is deemed that we did not satisfy the conditions for use of Rule 144, our stockholders would not be able to use Rule 144 for resales of restricted securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	OIL AND GAS PROPERTIES

We previously held interests in oil and gas properties located in the United States (Kansas and Oklahoma). During the first quarter of 2015, we sold two properties in Kansas, leaving one producing oil and gas property in Kansas (Landers/Volunteer lease) which was sold on October 27, 2015, and one nonproducing oil and gas property in Oklahoma (Van Pelt lease) which was impaired to $ -0- at December 31, 2015, and is a nonproducing property. Further, we have accrued the appropriate asset retirement obligations as a liability in our consolidated financial statements at December 31, 2016 and 2015, related to this specific lease.

We sold the lease operated in Kansas to HPH, in exchange for debt forgiveness in the amount of approximately $1.9 million owed to Hillair, with no gain or loss recorded on the sale as HPH is a related party.

Summary of Oil and Gas Reserves as of December 31, 2015

On October 27, 2015, we sold the remaining productive oil and gas property that the Company owned and at that date, became solely a trucking hauler of crude oil in the Bakken region of North Dakota. During the year ended December 31, 2016, we also commenced operations in the Permian basin of Texas and New Mexico, while maintaining our operations in North Dakota.

See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for more information about our production from our oil and gas properties.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this Report, there are no other claims, proceedings, actions or lawsuits in existence, or to our knowledge threatened or asserted claims, against us or with respect to any of our assets that would materially adversely affect our business, property or financial condition, including environmental actions or claims. In addition, there are no outstanding judgments against us or any consent decrees or injunctions to which we are subject or by which our assets are bound. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We do not know of any proceedings to which any of our directors, executive officers, or affiliates, any owner of record of the beneficially or more than five percent of its common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse or has a material interest adverse to us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

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

Although our common shares are quoted on the OTCBB, there is no assurance that an active, liquid market for our common shares will develop or that a trading market will continue. The OTCBB is a significantly more limited market than the New York Stock Exchange, American Stock Exchange or NASDAQ system. The quotation of our common shares on the OTCBB may result in a less liquid market available for our stockholders to trade common shares, could depress the trading price of the common shares and could have a long-term adverse impact on its ability to raise capital in the future.

The table below sets forth, for the period indicated, the average high and low closing prices for our common shares on the OTCBB as reported by various OTCBB market makers. The quotations reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
Fiscal 2016:
Fourth quarter, ended December 31, 2016	$0.00	$0.00
Third quarter, ended September 30, 2016	0.00	0.00
Second quarter, ended June 30, 2016	0.00	0.00
First quarter, ended March 31, 2016	0.00	0.00

Fiscal 2015:
Fourth quarter, ended December 31, 2015	$0.01	$0.00
Third quarter, ended September 30, 2015	0.01	0.00
Second quarter, ended June 30, 2015	0.01	0.01
First quarter, ended March 31, 2015	0.01	0.00

As of March 31, 2017, the closing sales price for our common shares on the OTCBB was $0.00.

Holders

As of the latest practicable date before filing this annual report, there were 942,083,273 common shares issued and outstanding, with 29 holders of record. Further, there are 9,643 and 15 Series B Preferred shares issued and outstanding to Hillair and Lorton, respectively, as of December 31, 2016.

Transfer Agent and Registrar

VStock Transfer, LLC, located at 18 Lafayette Place, Woodmere, New York 11598 is currently the transfer agent and registrar for our common shares. Its phone number is (212) 828-8436.

Dividend Policy

We have never declared or paid dividends on our capital stock. However, under the provisions of our preferred stock, dividends must be computed and reported as undeclared (and not accrued in our financial statements) until the Company's Board of Directors approve the payment of such dividends. We have undeclared dividends related to our Series B Preferred Stock totaling $990,580 (2016 and 2015 undeclared dividends were $837,245 and $153,335, respectively). We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation, as amended, or Bylaws.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes. We incorporate by reference into this Report our audited consolidated financial statements for the years ended December 31, 2016 and 2015. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “Forward Looking Statements,” and elsewhere in this Report.

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

Overview of Business

On April 3, 2015, the Company entered into a Membership Interest Purchase Agreement with Sher Trucking, LLC (“Sher”), the majority owner, and two minority owners, which made up all of the members of Black Diamond Energy Holdings, LLC (“Maxxon Energy” or “Maxxon”) to purchase all of the outstanding membership interests of Maxxon. The Company paid $1,500,000 in cash to Sher; issued a secured promissory note to Sher in the amount of $2,854,000 at 5% per annum, due April 3, 2016 and issued 148,500,000 shares of the Company’s common stock to the minority owners, then valued at $861,300. In April 2016, we paid an additional $1,000,000 to Sher, as well as restructured this note, which is further described in detail within Note 10 to the accompanying Consolidated Financial Statements.

Prior to the acquisition of Maxxon, our sole business focus was to acquire producing and non-producing oil and gas leases and to develop oil and gas properties that we owned or in which we had a leasehold interest. This is a discontinued operation, as we sold our producing oil and gas assets in October 2015, while remaining the owner of the Van Pelt lease, which is non-producing, and for which there is no asset value related to this lease as of December 31, 2016 and 2015.

Maxxon is our crude oil hauling and trucking subsidiary. We perform hauling services for large institutional drilling and exploration companies as well as crude oil marketers. Our largest clients are multibillion dollar market cap companies, most of which are either publicly held, or large multinational privately held companies. We principally serve both the Bakken region of North Dakota, and the Permian Basin in Texas and New Mexico.

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

Trucking activities

Maxxon had revenue of $3,859,142 for the year ended December 31, 2016, compared to $4,269,323 during the year ended December 31, 2015. Since the acquisition of Maxxon on April 3, 2015, we hauled a total of 2,131,317 barrels of oil, averaging 7,836 barrels hauled per day during the year ended December 31, 2015. For the year ended December 31, 2016, we hauled a total of 2,487,789 barrels of oil, averaging 6,816 barrels hauled per day. The decrease in both barrels hauled per day and our overall revenue during the year ended December 31, 2016, compared to the year ended December 31, 2015, is due to a decrease in the average barrels hauled and a substantial decrease in the commodity price of oil per barrel as a result of the global depression in the oil markets. In order to maintain our customer base, we needed to significantly reduce our rates per hauled barrel to be in line with the reduced prices of oil our customers were receiving. The average hauling price per barrel received by Maxxon during the year ended December 31, 2016 was $1.55, down from $2.00 per barrel in 2015.

The table below summarizes our barrels hauled for the year ended December 31, 2016 and the year ended December 31, 2015:

	Year Ended December 31,
	2016	2015	Change	% Change
Barrels hauled	2,487,789	2,131,317	356,472	17%

Revenue and cost of revenue

Gross margin during the year ended December 31, 2016, compared to the year ended December 31,2015, is lower due to (1) the reduction in hauling rates per barrel as a reaction to lower oil prices, while maintaining driver compensation at similar levels to 2015, to retain drivers, (2) addition of multiple vehicle lease agreements in 2016 to expand the size of our fleet while moving into the Permian basin, (3) lower hauling rates to acquire new customers in the Permian basin, and (4) $121,655 in revenue during 2015 related to our Treeline service center, which was closed during the year ended December 31, 2015.

The table below summarizes our revenue and cost of revenue for the year ended December 31, 2016 and the year ended December 31, 2015:

	Year Ended December 31,
	2016	2015	Change	% Change
Revenue	$3,859,142	$4,390,978	$(531,836)	-12%
Cost of revenue	3,091,106	2,866,351	224,755	8%
Gross margin	768,036	1,524,627	(756,591)	-50%
Gross margin %	20%	35%

General and administrative expenses

General and administrative expenses include: professional fees; management fees; travel expenses; office and administrative expenses; and marketing and SEC compliance and filing expenses. General and administrative expenses decreased during the year ended December 31, 2016, compared to the year ended December 31, 2015, due to lower professional fees. Professional fees are lower in the year ended December 31, 2016, compared to the year ended December 31, 2015, due to transaction related costs for the acquisition of Maxxon in 2015, and the decrease in 2016 due to cost cutting measures implemented by management, as well as a negotiated settlement of $2,000, for a previously accrued amount of approximately $80,000. Thus, professional fees were credited by the difference between the accrued and settlement amount. This credit was mostly offset by the increase in employees and office expenses related to the expansion of Maxxon’s oil hauling operations to the Permian basin located in Texas and New Mexico, and the relocation of its back-office operations headquarters to Colorado.

	Year Ended December 31,
	2016	2015	Change	% Change
General and administrative expenses
Professional fees	$380,675	$898,428	$(517,753)	-58%
Salaries and benefits	2,143,399	1,779,468	363,931	20%
Office and administration	1,543,752	1,433,239	110,513	8%
Total	4,067,826	4,111,135	(43,309)	-1%

 Depreciation and amortization

The Company incurred $741,043 for depreciation and amortization for the year ended December 31, 2016, compared to $532,708 for the year ended December 31, 2015, from continuing operations. The increase is reflective of the additional property and equipment acquired in 2016.

Accretion expense

For year ended December 31, 2016, the Company had accretion expense of $43,798, compared to $27,574 for the year ended December 31, 2015, related to the Company’s asset retirement obligations. Although we had no oil and gas operations in 2016, we still own the Van Pelt lease (carrying balance fully impaired) in Oklahoma, and have asset retirement obligations and accretion expense as a result of that property. These amounts are recorded in discontinued operations for the years ended December 31, 2016 and 2015, respectively.

Loss on sale of oil and gas properties

For year ended December 31, 2015, the Company sold its Piqua property for approximately $1.5 million, and its McCune property for $165,000. As the sale significantly altered the relationship between the Company’s capitalized costs and its total proved reserves, the Company recorded a loss on the sale of approximately $901,114 for the year ended December 31, 2015. The loss is reported in the loss from discontinued operations in the Company’s Consolidated Statements of Operations. For the year ended December 31, 2016, the Company only owned the non-operating Van Pelt lease, which as of December 31, 2015 there was no recorded asset value; and no sales of oil and gas properties during the year ended December 31, 2016.

Impairment of goodwill

During the year ended December 31, 2015, the Company acquired Maxxon and as a result recorded goodwill of $438,106. The Company performed a fair value assessment of its goodwill as of December 31, 2015 and determined that the acquired goodwill was impaired. Accordingly, impairment expense of $438,106 was recorded as of December 31, 2015. For the year ended December 31, 2016, no further impairment of goodwill was required as we had no goodwill remaining.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value calculated utilizing a discounted cash flow model or appraised value depending on the nature of the asset. There were no impairments of intangible assets for the years ended December 31, 2016 and 2015. There were no impairments of property and equipment for the year ended December 31, 2016, however refer to the following discussion related to impairment of property and equipment during the year ended December 31, 2015.

Impairment of property and equipment

During the year ended December 31, 2015, the Company acquired Maxxon and as a result recorded property and equipment of $3,188,615. The Company performed a fair value assessment of its property and equipment as of December 31, 2015, and determined that certain acquired property and equipment was impaired. Accordingly, impairment expense of $224,835 was recorded on our Treeline service center fixed assets as of December 31, 2015.

Loss on disposal of property and equipment

Loss on sale on disposal of property and equipment was $1,113,067 for the year ended December 31, 2016, compared to $10,255 for the year ended December 31, 2015. The increase in the loss on disposal of property and equipment is related to the Company selling 19 oil trailers with a net book value of $1,235,346 (net of accumulated depreciation of $428,654). The Company received $158,355 in proceeds, resulting in a recorded loss on the sale of the vehicles of $1,076,991 during the year ended December 30, 2016. The Company also disposed of several vehicles during the year ended December 31, 2016 that resulted in additional loss on disposal of approximately $36,076. During the year ended December 31, 2015, we exchanged 2 vehicles for 2 new vehicles. The exchange of these vehicles resulted in the Company recording a loss on disposal of $10,255.

Interest expense

Interest expense was $737,998 for the year ended December 31, 2016, compared to $3,621,017 for the year ended December 31, 2015. Interest expense decrease is principally the result of the conversion by Hillair of certain debt to preferred and common stock, settlement of debt with oil and gas properties, less total interest bearing debt on our balance sheet, as well as the related reduction in amortization of original issue discounts.

Discontinued operations

During the year ended December 31, 2016, the Company accounted for its oil and gas operations as discontinued operations. There were no revenues and minimal costs incurred during the year ended December 31, 2016, which the Company recorded a loss from discontinued operations in the amount of $355,445. During the year ended December 31, 2015, there was little activity, as most activity of our discontinued operations occurred in the first three months of 2015. Further, the year ended December 31, 2015 consolidated statements of operations and cash flows have been reclassified to depict the accounting for discontinued operations. During the year ended December 31, 2015, the Company recorded a loss from discontinued operations in the amount of $1,020,473.

Change in fair value of embedded derivatives

The Company recorded a loss of $6,551,333 for the year ended December 31, 2015, due to the change in the fair value of the derivative liabilities. On May 1, 2015, Hillair converted its outstanding Series A Convertible Preferred Stock into 600 million shares of the Company’s common stock. The Company used the market price on the date of the conversion to value the embedded derivative liabilities associated with certain convertible debt and convertible preferred stock. There were no derivatives during the year ended December 31, 2016.

Net Loss

The Company recorded a net loss of $6.2 million ($5.9 million from continuing operations and $0.4 million from discontinued operations) for the year ended December 31, 2016, as compared to a net loss of approximately $15.0 million for the year ended December 31, 2015. The decrease in losses is mainly due to recognition of the noncash charge related to the derivative liability discussed above, and the discontinued operations related to our oil and gas activities. Further, when evaluating the net loss for 2015, after reducing the derivative charge as well as our discontinued operations, the loss in the year ended December 31, 2015 was approximately $7.4 million. The decrease in our loss for the year ended December 30, 2016 compared to 2015, when extracting the above factors, was approximately $1.5 million. This decrease in our loss for the year ended December 31, 2016, was primarily attributable to the decrease in interest expense in the year ended December 31, 2016 of approximately $2.9 million which was offset by losses on the disposal of property and equipment of approximately $1.1 million, a decrease in revenues as a result of our strategy to decrease the rates charged to customers per barrel to attract and obtain new customers to overcome the global oil depression, and an increase in general and administrative expenses related to the expansion of Maxxon’s oil hauling operations.

Liquidity and Capital Resources

Liquidity

We have incurred net operating losses and operating cash flow deficits over the last several years, continuing through the year ended December 31, 2016. We sold our oil and gas properties and acquired a crude oil hauling company in 2015, and we have been funded primarily by a combination of equity issuances, debentures, and borrowings under loan agreements and to a lesser extent by operating cash flows, to expand our trucking services beyond the Bakken Region in North Dakota to the Permian basin located in Texas and New Mexico. During the year ended December 31, 2016, we had a net loss of $6,247,343 as well as negative operating cash flows of $3,220,833. However, management believes that based on various cost reductions, increased and normalized revenue within our core business, as well as acquisition of new customers, positive cash flow will result through Maxxon adding overall value to the Company. If volumes and revenue do not increase as expected, we may be at break-even rates or lower, depending on hauling volumes and revenue. Should this be the case, we would require additional operating funding in amounts which are not yet determinable. At December 31, 2016, we had cash and cash equivalents totaling $161,039. We have currently forecasted losses of approximately $200,000 per month, on average, which are expected to decrease as we obtain new customers, increase our hauling rates and drive our top line revenue, which should also reduce our net losses.

Many of our operating costs have decreased over the year due to the implementation of expense efficiencies, to levels we believe will effectively operate our business. We expect our additional cash requirements over the next 12 months to be approximately $2.4 million, including capital additions for tractors and trailers, as well as normal corporate general and administrative expenses.

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

Hillair has been our principal funding source since 2014, and has provided debt capital convertible into various instruments, including common stock. Further, Hillair has acquired preferred stock as well as converted certain preferred stock into common stock. They have provided us total capital through debt and preferred stock instruments of over $13.5 million in face value since 2014.

The Company has continued to enter into various Securities Purchase Agreements with Hillair to fund continuing working capital and capital expenditures. Outstanding at the end of 2016, the Company had entered into Securities Purchase Agreements with debenture amounts totaling $5,797,976 and received net proceeds of $5,020,000 (net of original issue discount, legal and diligence fees of $777,976), with maturity dates of March 1, 2018. The debentures are convertible into 193,265,879 of our common shares at $0.03 per share. Refer to Note 8 – Related Party Transactions within the accompanying consolidated financial statements for further discussion.

On September 30, 2016, the Company entered into a credit facility with Lorton Finance Company (“Lorton”), an affiliate of Hillair, due on September 30, 2019. The aggregate amount of this facility is $2,000,000, with the initial draw by the Company of $1,150,000. Subsequent to the initial draw, future draws require the Company to issue Lorton our Series B Preferred Stock in amounts equivalent to five percent (5%) of the amount of the draw divided by the $1,000 stated value of the Series B Preferred Stock. Each of these preferred shares is convertible into our common stock at $0.03 per share. In October 2016, the Company drew an additional $300,000 from this facility and issued to Lorton, 15 shares of its Series B Preferred Stock valued at $14,500, accounted as debt discount of long term debt-related party and additional paid-in-capital. Refer to Note 8 – Related Party Transactions within the accompanying consolidated financial statements for further discussion.

The table below summarizes our cash flows for the periods ended December 31, 2016 and December 31, 2015, respectively:

	Year Ended December 31,
	2016	2015
Net cash flows from operating activities	$(3,220,833)	$(2,536,108)
Net cash flows from investing activities	(569,552)	(758,206)
Net cash flows from financing activities	3,487,921	3,055,969
Net change in cash during period	$(302,464)	$(238,345)

Cash from Operating Activities

Cash used by operating activities was $3,220,833 for the year ended December 31, 2016, as compared to cash used by operating activities of $2,536,108 in the year ended December 31, 2015. The increase in cash used in operating activities is a result of the Company’s reduced realized revenue per barrel hauled pricing that was incurred in the year December 31, 2016. The Company awarded new customers with contracts that contained below market pricing to induce customer acquisition. This resulted in the Company receiving a much lower margin in the year ended December 31, 2016. The Company implemented cost reducing measures to offset the lowered margin received by the Company on these contracts. However, the Company increased its vehicle fleet size to service the new customers, which increased the number of drivers paid, fuel costs, insurance, maintenance and other associated costs with the increased fleet size, which increased the Company’s use of cash in operating activities.

Cash from Investing Activities

Cash used for investing activities for the year ended December 31, 2016 was $569,552 as compared to cash used for investing activities of $758,206 during the year ended December 31, 2015. The cash flows used in investing activities for 2016 are related to updating the Company’s fleet vehicles, which includes cash received from the sale of 19 oil trailers of approximately $0.2 million and $0.8 million used for capital additions; including hauling trucks, oil trailers, and corporate and administrator vehicles. The cash flows used in investing activities for 2015 include cash received from the sale of 2 oil and gas properties in the first quarter of approximately $1.7 million less costs incurred of approximately $0.9 million for the development of oil and gas properties, which is included within our discontinued operations, acquisition of fixed assets of approximately $0.5 million, and net cash paid for the purchase of Maxxon of approximately $1.2 million.

Cash from Financing Activities

Total net cash provided by financing activities was $3,487,921 for the year ended December 31, 2016, consisting of repayment of bank debt, offset by proceeds of notes payable to Hillair. Total net cash from financing activities in the year ended December 31, 2015 was $3,055,969.

Off Balance Sheet Arrangements

We have no off balance sheet financing activities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Legend Oil and Gas, Ltd.

We have audited the accompanying consolidated balance sheet of Legend Oil and Gas, Ltd. and Subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legend Oil and Gas, Ltd. and Subsidiaries, as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP
Hartford, CT
March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Legend Oil and Gas, Ltd.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheet of Legend Oil and Gas, Ltd. as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. Legend Oil and Gas, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legend Oil and Gas, Ltd. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 7, 2016 (except for the effects of discontinued operations as discussed in Note 2 as to which the date is March 31, 2017)

Legend Oil and Gas, Ltd.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2016 and 2015

	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$161,039	$463,503
Accounts receivable	234,321	183,773
Prepaid expenses	299,229	281,737
Other current assets	187,792	137,475
Total Current Assets	882,381	1,066,488

Property and equipment net	2,572,259	3,212,174
Assets held for sale – discontinued operations	—	398,680
Intangible assets	268,320	317,242

Total Assets	$3,722,960	$4,994,584

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$614,101	$943,799
Accounts payable-related party	—	120,000
Accrued interest	253,955	106,505
Accrued interest-related party	69,236	10,034
Short term debt	214,694	249,348
Current portion of long term debt	238,580	1,074,781
Current portion of long term debt-related party	241,667	—
Total Current Liabilities	1,632,233	2,504,467

Liabilities of discontinued operations	139,927	96,129
Long term debt, net of deferred financing costs of $166,667 in 2016 and $0 in 2015	1,988,440	2,040,518
Long term debt-related party, net of debt discount and deferred financing costs of $94,690 in 2016	1,113,643	—
Convertible debt-related party, net of debt discount and deferred financing costs of $516,009 in 2016 and $89,323 in 2015	5,281,967	564,677
Total Liabilities	10,156,210	5,205,791

Stockholders’ Deficit
Preferred stock – $0.001 par value, 100,000,000 shares authorized	—	—
Preferred stock Series A – $0.001 par value; 0 shares issued and outstanding	—	—
Preferred stock Series B - $0.001 par value; 9,658 and 9,643 shares issued and outstanding in 2016 and 2015, respectively (liquidation preference of $10,648,579)	10	10
Common stock – 4,900,000,000 shares authorized; $0.001 par value; 942,083,273 and 936,083,273 shares issued and outstanding in 2016 and 2015, respectively	942,083	936,083
Additional paid-in capital	44,864,248	44,844,948
Accumulated deficit	(52,239,591)	(45,992,248)
Total Stockholders’ Deficit	(6,433,250)	(211,207)

Total Liabilities and Stockholders’ Deficit	$3,722,960	$4,994,584

 The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas, Ltd.
CONSOLIDATED STATEMENTS OF OPERATION
For the Years ended December 31, 2016 and 2015

	2016	2015

Revenue	$3,859,142	$4,390,978

Operating Expenses:
Cost of revenue	3,091,106	2,866,351
General and administrative	4,067,826	4,111,135
Depreciation and amortization	741,043	532,708
Impairment of goodwill	—	438,106
Impairment of property and equipment	—	224,835
Loss on disposal of property and equipment	1,113,067	10,255
Total operating expenses	9,013,042	8,183,390

Operating loss	(5,153,900)	(3,792,412)

Other Expense:
Interest expense	(737,998)	(3,621,017)
Change in fair value of embedded derivative liabilities	—	(6,551,333)
Other expense	—	(4,600)
Total Other Expense	(737,998)	(10,176,950)

Loss from continuing operations	(5,891,898)	(13,969,362)
Loss from discontinued operations	(355,445)	(1,020,473)
Net loss	$(6,247,343)	$(14,989,835)

Undeclared dividends on preferred stock	(837,245)	(153,335)

Net loss from continuing operations available to common stockholders	(6,729,143)	(14,122,697)
Net loss from discontinued operations available to common stockholders	(355,445)	(1,020,473)
Net loss attributable to common stockholders	$(7,084,588)	$(15,143,170)

Basic and diluted net loss from continuing operations attributable to common stockholders	$(0.01)	$(0.02)
Basic and diluted net loss from discontinued operations attributable to common stockholders	$(0.00)	$(0.00)
Basic and diluted net loss attributable to common stockholders	$(0.01)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	941,066,880	658,763,332

  The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas, Ltd.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ DEFICIT

For the Years ended December 31, 2016 and 2015

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, January 1, 2015	600	$1	—	$—	187,583,273	$187,583	$27,227,181	$(31,002,413)	$(3,587,648)

Conversion of Preferred Stock	(600)	(1)			600,000,000	600,000	(599,999)		—

Derivative liability settled upon conversion of preferred stock							7,680,000		7,680,000

Acquisition of Maxxon					148,500,000	148,500	712,800		861,300

Issuance of convertible preferred stock			9,643	10			9,824,966		9,824,976

Net Loss								(14,989,835)	(14,989,835)

Balance, December 31, 2015	—	$—	9,643	$10	936,083,273	$936,083	$44,844,948	$(45,992,248)	$(211,207)

Issuance of convertible preferred stock			15	—			14,500		14,500

Issuance of common stock to employee					6,000,000	6,000	4,800		10,800

Net Loss								(6,247,343)	(6,247,343)

Balance, December 31, 2016	—	$—	9,658	$10	942,083,273	$942,083	$44,864,248	$(52,239,591)	$(6,433,250)

Legend Oil and Gas, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,247,343)	$(14,989,835)
Loss attributed to discontinued operations	355,445	1,020,473
Loss from continuing operations	(5,891,898)	(13,969,362)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock issued to employee	10,800	—
Depreciation and amortization	741,043	532,708
Loss on disposal of property and equipment	1,113,067	10,255
Impairment of property and equipment	—	224,835
Write-off of inventory	—	143,689
Loss on legal settlement	20,000	—
Impairment of goodwill	—	438,106
Amortization of discounts on long term debt	90,688	—
Amortization of discounts on convertible debt	247,290	854,576
Non-cash debt prepayments penalties	—	1,927,071
Change in fair value of embedded derivative liabilities	—	6,551,333
Changes in operating assets and liabilities:
Accounts receivable	(50,548)	885,310
Prepaid expenses	610,475	(243,359)
Inventory	—	63,748
Other current assets	(50,317)	23,279
Accounts payable and accrued expenses	(292,418)	338,433
Accounts payable-related party	(120,000)	(457,000)
Other current liabilities	—	(72,094)
Accrued interest	294,750	112,790
Accrued interest-related party	59,202	(333)
Net cash flows used in operating activities – continuing operations	(3,217,866)	(2,636,015)
Net cash flows (used in) provided by operating activities – discontinued operations	(2,967)	99,907
Net cash flows used in operating activities	(3,220,833)	(2,536,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from certificate of deposit	—	85,000
Cash paid for the purchase of property and equipment	(817,907)	(483,542)
Proceed from sale of property and equipment	158,355	21,355
Cash paid for the purchase of Black Diamond Energy Holdings, net cash received of $435,339 in 2015	—	(1,189,661)
Net cash flows used in investing activities – continuing operations	(659,552)	(1,566,848)
Net cash flows provided by investing activities – discontinued operations	90,000	808,642
Net cash flows used in investing activities	(569,552)	(758,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt-related party	4,470,000	2,310,000
Proceeds from short term debt	170,000	100,000
Proceeds on short term convertible debt-related party	—	1,750,000
Proceeds from long term debt-related party	1,362,455	—
Payments on short term debt	(2,334,721)	(390,602)
Payments on short term debt-related party	—	(713,429)
Payments on long term debt	(179,813)	—
Net cash flows provided by financing activities	3,487,921	3,055,969

Net change in cash and cash equivalents	(302,464)	(238,345)
Cash and cash equivalents, beginning of period	463,503	701,848
Cash and cash equivalents, end of period	$161,039	$463,503

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$34,454	$5,453
Taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in estimate of asset retirement obligations	$—	$69,132
Accrual of oil and gas development costs through accounts payable	$—	$20,789
Sale of oil and gas properties to settle related party debt	$—	$1,814,289
Fair value of derivative liability extinguished upon conversion of preferred stock to common stock	$—	$7,680,000
Preferred stock issued for conversion of debt	$—	$9,824,976
Conversion of preferred stock to common stock	$—	$600,000
Debt and common stock issued/to be issued for the purchase of Black Diamond Energy Holdings	$—	$3,715,300
Financed debt issuance costs and original issue discounts	$1,011,521	$104,000
Financing for insurance policies	$627,967	$—
Debt issued for the acquisition of property and equipment	$524,961	$271,623
Reclassification of accounts payable to short term debt	$40,850	$—
Reclassification of accrued interest on short term debt	$147,300	$6,601
Preferred stock issued in conjunction with long term debt-related party	$14,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

Legend Oil and Gas, Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF OPERATIONS

Description of Business

Legend Oil and Gas, Ltd. (the “Company” or “Legend”) is a crude oil hauling and trucking company with principal operations in the Bakken region of North Dakota and the Permian Basin in Texas and New Mexico. These crude oil hauling operations commenced through our acquisition of Black Diamond Energy Holdings, LLC on April 3, 2015. Our current focus is to grow our core business and expand our crude oil hauling operations into other basins throughout the United States. Our field operations are managed by employees in Texas, New Mexico and North Dakota. Our back office operations staff is based out of North Dakota and Colorado, with the Company’s combined Chief Executive Officer and Chief Financial Officer based out of Georgia, and our Controller based in Florida.

Further, through October 27, 2015, we were also an oil and gas exploration, development and production company; this business was to acquire producing and nonproducing oil and gas interests and develop oil and gas properties that we owned or in which we had a leasehold interest. Our oil and gas property interests were located in the United States (Kansas and Oklahoma). On October 27, 2015, we sold our oil and gas exploration operations and we have presented those operations as discontinued operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2016 include the accounts of the Company and our wholly owned subsidiary, Black Diamond Energy Holdings, LLC and its wholly-owned subsidiaries Maxxon Energy, LLC and Treeline Diesel Center, LLC. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements of the Company, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Reclassifications

Certain information from the year ended December 31, 2015, have been retroactively reclassified to conform with the current year’s presentation in connection with our discontinued operations.

Long-lived assets that are expected to be recovered through a sale or disposition are classified as held for sale. Assets classified as held for sale are evaluated for impairment using the lower of fair value less disposal costs and carrying value. Assets held for sale are not depreciated. Further, no impairment loss for the assets held for sale was recorded in either of the years ended December 31, 2016 or 2015.

Accordingly, the revenues and expenses related to the Company’s oil and gas operations have been reclassified to loss from discontinued operations in the Company’s consolidated statements of operations for the years ended December 31, 2016 and 2015. Corresponding reclassifications have also been made to the consolidated statements of cash flows. This change in classification does not materially affect previously reported cash flows from operations, investing or from financing activities in the consolidated statements of cash flows.  The below tables summarize the reclassifications made in the Company’s consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2015 which were included in the December 31, 2015 consolidated financial statements included in Form 10-K.

Consolidated Balance Sheet	As Originally Stated	Adjustment	As Restated
Property and equipment	$3,610,854	$(398,680)	$3,212,174
Assets held for sale – discontinued operations	—	398,680	398,680
Asset retirement obligations	96,129	(96,129)	—
Liabilities of discontinued operations	—	96,129	96,129

Consolidated Statement of Operations
Oil and gas revenue	350,315	(350,315)	—

Oil and gas production expenses	387,501	(387,501)	—
General and administrative	4,141,012	(29,877)	4,111,135
Depreciation and amortization	657,448	(124,740)	532,708
Accretion of asset retirement obligation	27,574	(27,574)	—
Loss on sale of oil and gas properties	901,114	(901,114)	—
Operating loss	(4,912,903)	1,120,491	(3,792,412)
Other income (expense)	95,418	(100,018)	(4,600)
Loss from continuing operations	(14,989,835)	1,020,473	(13,969,362)
Loss from discontinued operations	—	(1,020,473)	(1,020,473)

Consolidated Statement of Cash Flows
Loss from continuing operations	$(14,989,835)	1,020,473	$(13,969,362)
Loss from discontinued operations	—	(1,020,473)	(1,020,473)
Depreciation and amortization	657,448	(124,740)	532,708
Accretion of asset retirement obligation	27,574	(27,574)	—
Loss on sale of oil and gas properties	901,114	(901,114)	—
Accounts receivable	952,262	(66,952)	885,310
Net cash flows used in operating activities – continuing operations	(2,536,108)	(99,907)	(2,636,015)
Net cash flows provided by operating activities – discontinued operations	—	(99,907)	(99,907)
Proceeds from sale of oil and gas properties	1,665,000	(1,665,000)	—
Cash paid for oil and gas properties development costs	(856,358)	856,358	—
Net cash flows used in investing activities – continuing operations	(758,206)	(808,642)	(1,566,848)
Net cash flows provided by investing activities – discontinued operations	—	808,642	808,642

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period in which the change is determined. Estimates are used when accounting for such items as allowance for doubtful accounts, estimates used in the assessment of impairment for long-lived assets, fair value of financial instruments, cost of asset retirement obligations, management’s assessment of going concern, contingencies and litigation.

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. The Company has deposits in United States financial institutions that maintain FDIC deposit insurance on all accounts, collectively, with an aggregate coverage up to $250,000 per depositor per financial institution. At times, the amount of the deposits exceeds the FDIC limits. The portion of the deposits in excess of FDIC limits represents a credit risk of the Company.

Concentrations

We derived certain revenue and accounts receivable as of and for the years ended December 31, 2016 and 2015, that exceeded 10% of accounts receivable and revenue in each of those years. Approximately 77% and 100% of accounts receivable at December 31, 2016 and 2015, respectively, were derived from two customers. Approximately 73% and 95% of crude hauling revenue for the years ended December 31, 2016 and 2015 were derived from two and one customer(s), respectively.

Accounts Receivable

Accounts receivable typically consist of crude oil hauling customer receivables, and are presented on the consolidated balance sheets net of allowances for doubtful accounts. The Company establishes provisions for losses on accounts receivable for estimated uncollectible accounts and regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. Account balances that are deemed uncollectible are charged off against the allowance. No allowance for doubtful accounts was necessary as of December 31, 2016 and 2015.

Inventory

Inventories consist primarily of diesel truck parts for repairs to the Company’s fleet and for third parties. Inventories are stated at the lower of cost or market, using the average cost method. Cost includes the purchase price of the inventory from our vendors. All items are considered raw materials related to service repairs. During December 31, 2015, the Company wrote off inventories of approximately $144,000 which were included within the cost of revenue line on the accompanying consolidated statements of operations. The write off was due to expectation of no future sale of the inventories. The Company had no inventory as of December 31, 2016.

Prepaid Expense

Prepaid expenses consist primarily of prepaid insurance premiums. The Company amortizes these prepayments to expense over the requisite time period.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which extend the life or improve existing equipment are capitalized. Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 5-7 years.

Intangibles

Intangible assets are comprised of a customer list, a trademark and a non-compete agreement obtained in the acquisition of Maxxon during the year ended December 31, 2015. The intangible assets are amortized on a straight-line basis over the assets’ respective life, ranging from 36 months to 120 months.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value calculated utilizing a discounted cash flow model or appraised value depending on the nature of the asset. There were no impairments of long-lived assets for the year ended December 31, 2016. The Company impaired property and equipment in the amount of $224,835 for the year ended December 31, 2015.

Goodwill

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired related to the Maxxon acquisition. The Company annually evaluates the value of its goodwill and determines if it is impaired by comparing the carrying value of goodwill to its estimated fair value. The Company fully impaired its goodwill during the year ended December 31, 2015.

Liabilities of Discontinued Operations – Asset Retirement Obligation

The Company records the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset if a reasonable estimate of fair value can be made. The associated asset retirement cost capitalized as part of the related asset is allocated to expense over the asset’s useful life. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The asset retirement obligation is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at our credit-adjusted risk-free interest rate. The asset retirement obligation on the accompanying consolidated balance sheet at December 31, 2016, is related to our nonproducing Van Pelt lease in Oklahoma, and has been reclassified as liabilities of discontinued operations.

Oil and Gas Revenue Recognition – Discontinued Operations

The Company used the sales method of accounting for its oil and gas revenue recognition. Revenue from production on properties in which the Company shared an economic interest with other owners was recognized on the basis of the Company’s interest. Revenues were reported on a gross basis for the amounts received before taking into account production taxes, royalties, and transportation costs, which were reported as production expenses. Under the sales method, revenues were recognized based on the actual volumes of gas and oil sold to purchasers at a fixed or determinable price, when delivery had occurred and title had transferred, and if collectability of revenue was probable.

Oil Hauling and Service Revenue Recognition

Our wholly-owned subsidiary, Maxxon, recognizes revenue based on the relative transit time of the freight transported and as other services are provided. Accordingly, a portion of the total revenue that will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of the freight pickup and delivery service that has been completed at the end of the reporting period. The Company records revenues on the gross basis at amounts charged to its customers because the Company is the primary obligor, a principal in the transaction, it invoices its customers and retains all credit risks, and maintains discretion over pricing. Additionally, the Company is responsible for the selection of third-party transportation providers. Independent contractor providers of revenue equipment are classified as purchased transportation expense, which is included in cost of revenue in the consolidated statements of operations.

Income Taxes

The Company recognizes income taxes on an accrual basis based on a tax position taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets or liabilities. Tax positions are recognized only when it is more likely than not (i.e. likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Should they occur, interest and penalties related to tax positions are recorded as interest expense. No such interest or penalties have been incurred in either of the years ended December 31, 2016 and 2015. We have statutes of limitation open for Federal income tax returns related to tax years 2012 through 2016. We have state income tax returns subject to examination primarily for tax years 2012 through 2016. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state tax authorities to the extent utilized in a future period.

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. A valuation allowance for the full amount of the net deferred tax asset was recorded at December 31, 2016 and 2015.

Stock-based compensation

The Company measures compensation cost for stock-based payment awards at fair value and recognizes it as compensation expense over the service period for awards expected to vest. Legend’s policy is to issue new shares when options are exercised. Compensation cost from the issuance of stock options and stock grants is recorded as a component of general and administrative expenses in the consolidated statements of operations, and amounted to $10,800 and $0 for the years ended December 31, 2016 and 2015, respectively. This compensation expense was an inducement to an employee to transfer their ownership of four tractor units to the Company.

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

Net Loss Attributable to Common Stockholders

The computation of basic net loss attributable to common stockholders is based on the weighted average number of shares that were outstanding during the period, including contingently redeemable common stock and adding accumulated dividends on the Company’s Series B Convertible Preferred Stock to the numerator. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding. All potentially dilutive shares or convertible instruments outstanding for the years ended December 31, 2016 and 2015 were anti-dilutive. All potentially dilutive common shares include convertible preferred stock and convertible debentures.

	December 31, 2016	December 31, 2015
Potentially dilutive of common stock equivalents:
Convertible preferred stock	327,999,200	327,499,200
Convertible Debt	193,265,879	21,800,000

Advertising and Marketing Costs

The Company expenses the costs of advertising and marketing at the time the related activities take place, which are included in general and administrative expenses.

Derivative Financial Instruments

The Company evaluates financial instruments for freestanding or embedded derivatives. Derivative instruments that do not qualify for permanent equity classification as the instruments have been determined not to be indexed to the Company’s stock are recorded as liabilities at fair value, with changes in value recognized as other income (expense) in the consolidated statements of operations in the period of change. Derivative liabilities are categorized as either short-term or long-term based upon management’s estimates as to when the derivative instrument may be realized or based upon the holder’s ability to realize the instrument. At December 31, 2016 and 2015, no derivative financial instruments existed.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which will replace numerous requirements in U.S. GAAP, including industry-specific requirements. This guidance provides a five-step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. ASU No. 2014-09 requires extensive quantitative and qualitative disclosures covering the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. An entity can elect to apply the guidance under one of the following two methods: (i) retrospectively to each prior reporting period presented – referred to as the full retrospective method or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earning – referred to as the modified retrospective method. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

In April 2015, FASB issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the Company in the first quarter of 2016 with early adoption permitted. The adoption of ASU 2015-03 was not significant to the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-2, Leases. ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for the Company in the fiscal year beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The new standard must be adopted using a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; the guidance provides certain practical expedients. The Company is currently evaluating the impact of adopting ASU 2016-2 on its financial statements, and expects it will impact its current operating leases on its financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of ASU 2016-09 by the Company did not have a material effect on the Company’s consolidated financial statements.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. The Company has incurred significant losses from continuing operations of approximately $5.9 million and has cash flows used in operating activities of $3.2 million for the year ended December 31, 2016, and had negative working capital of approximately $750,000 at December 31, 2016. Additionally, the Company is dependent on a small number of customers in obtaining its revenue goals. Further, obtaining additional debt and/or equity financing to roll-out and scale its planned principal business operations may be limited due to our losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As a result, if the Company is unable to (i) obtain additional liquidity for working capital and/or (ii) make the required principal and interest payments on long term debt, there would be a significant adverse impact on the financial position and operating results of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans in regard to these matters consist principally of seeking additional debt and/or equity financing combined with restructuring its current debt obligations. Further, we expect cash flows from our crude oil hauling company to increase significantly through 2017. There can be no assurance that the Company’s efforts will be successful and its failure to raise capital or restructure its debt would limit its ability to continue its operations.

NOTE 4 – ACQUISITION OF MAXXON

On April 3, 2015, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) with Sher Trucking, LLC (“Sher”), Albert Valentin (“Valentin”) and Steven Wallace (“Wallace”), which made up all of the members of Maxxon to purchase all of the outstanding membership interests of Maxxon. The Company paid $1,500,000 in cash to Sher; issued a secured promissory note to Sher in the amount of $2,854,000; issued 90,817,356 shares of the Company’s common stock to Valentin, valued at $526,741; agreed to issue 57,682,644 shares of the Company’s common stock to Wallace valued at $334,559 which was issued in December 2015. The principal amount of the note to Sher initially bore interest at five percent (5%) per annum and was due and payable in full on April 3, 2016. The note to Sher was restructured during the year ended December 31, 2016. See Note 10 – Long Term Debt for further details. The note was secured by certain rolling stock trucks and trailers owned by subsidiaries of Maxxon. The Company also paid $125,000 to Sher after closing as an advance against an anticipated purchase price adjustment related to the working capital changes of Maxxon. The post-closing payment was included in the final purchase price as a result of the working capital adjustments. On October 27, 2016, the note was uncollateralized as a result of the collateral oil trailers being sold at auction, with the proceeds being paid directly to Sher, as well as our payment of $300,000 for the collateral tractors/trucks paid directly to Sher.

Purchase price on April 3, 2015
Cash paid	$1,625,000
Promissory note	2,854,000
Fair value of common stock issued	861,300
Total purchase price	$5,340,300
Fair value of net assets at April 3, 2015
Cash	$435,339
Accounts receivable	1,063,629
Inventory	207,437
Prepaid and other current assets	199,132
Property and equipment	3,188,615
Intangibles	354,000
Goodwill	438,106
Total assets	5,886,258

Accounts payable	(455,632)
Other current liabilities	(90,326)
Total liabilities	(545,958)
Net assets acquired	$5,340,300

Below are the condensed unaudited pro forma statements of operations for Legend and Maxxon presented as if the entities were combined at the beginning of the year ended December 31, 2015:

2015
Revenue	$7,205,568
Total operating expenses	10,469,714
Net loss from operations	(3,264,146)
Total other expense	(10,164,196)
Loss from continuing operations	(13,428,342)
Income from discontinued operations	(1,020,473)
Net loss	(14,448,815)
Weighted average number of common shares outstanding – basic and diluted	738,822,999
Net loss per common share	(0.02)
Net loss per common share for continuing operations	(0.02)
Net loss per common share for discontinued operations	0.00

NOTE 5 – PROPERTY AND EQUIPMENT

The amount of capitalized costs related to property and equipment and the amount of related accumulated depreciation at December 31, 2016 and 2015:

	2016	2015

Trucks, trailers, and vehicles	$3,073,034	$3,263,411
Furniture and equipment	186,770	444,713
Property and equipment, at cost	3,259,804	3,708,124
Accumulated depreciation	(687,545)	(495,950)
Property and equipment, net	$2,572,259	$3,212,174

During 2015, the Company closed the repair facility operation for its subsidiary, Treeline Diesel Center LLC. As of December 31, 2015, the Company fully impaired the value of their Treeline Diesel Center, LLC subsidiary assets with a carrying value of $224,835 (net of accumulated depreciation of $33,108).

In September 2016, the Company sold 19 oil trailers with a net book value of $1,235,346 (net of accumulated depreciation of $428,654) through Ritchie Bros. Auctioneers (America) Inc. The Company received $158,355 in proceeds, resulting in a recorded loss on the sale of the oil trailers of $1,076,991 during the year ended December 30, 2016.

The Company also disposed of $259,404 in other assets (net of accumulated depreciation of $20,735) during the year ended December 31, 2016, resulting in a recorded loss of $36,076 during the year ended December 31, 2016. The total loss on disposal of property and equipment for the years ended December 31, 2016 and 2015 is $1,113,067 and $10,255, respectively.

The Company recorded depreciation expense from assets in continuing operations for the years ended December 30, 2016 and 2015 in the amount of $741,043 and $495,950, respectively.

NOTE 6 – INTANGIBLES

The amount of intangible assets related to the Maxxon acquisition and the amount of related accumulated amortization are as follows:

	2016	2015
Non-compete agreement	$39,200	$39,200
Trademark	47,800	47,800
Customer relationships	267,000	267,000
Total intangible assets	354,000	354,000
Accumulated amortization of intangible assets	(85,680)	(36,758)
Net Intangible asset ending balance, December 31	$268,320	$317,242

Amortization of intangible assets for the years ended December 31, 2016 and 2015 was $48,922 and $36,758, respectively. Estimated aggregate future amortization for the years ending December 31 are approximately; $48,900 in 2017, $39,400 in 2018, $36,000 in 2019, $29,200 in 2020, $26,500 in 2021 and thereafter $88,320.

During 2015, the Company determined that goodwill was fully impaired. As a result, the Company recorded an impairment in the amount of $438,106 for the year ended December 31, 2015.

NOTE 7 – LIABILITIES OF DISCONTINUED OPERATIONS – ASSET RETIREMENT OBLIGATION

The asset retirement obligation recorded as of both December 31, 2016 and 2015 was related to the Van Pelt lease, a nonproducing field and discontinued operation, and for which we still own the lease as of December 31, 2016. The asset retirement obligation at both December 31, 2016 and 2015 was $139,927 and $96,129, respectively, and has been included within liabilities of discontinued operations on the consolidated balance sheets. The Company recorded $43,798 and $27,574 in accretion expense of the asset retirement obligation liability during the years ended December 31, 2016 and 2015, respectively, and has been included in the loss from discontinued operations in the Company’s Consolidated Statements of Operations.

The table below reconciles the value of the asset retirement obligation at December 31, 2016 and 2015:

	2016	2015
Opening balance, January 1	$96,129	$202,586
Liabilities incurred	—	81,710
Liabilities settled	—	(203,163)
Accretion expense	43,798	27,574
Changes in estimate	—	(12,578)
Ending balance, December 31	$139,927	$96,129

NOTE 8 – RELATED PARTY TRANSACTIONS

On November 29, 2016, the CEO at that time, resigned from his position with the Company. Prior to our former CEO assuming any role in the Company, including his former Chief Restructuring Officer duties, Northpoint Energy Partners (“NPE”), of which our former CEO is a principal, was engaged by the owners of Maxxon to obtain a buyer for Maxxon. During 2015, our Board of Directors reviewed this agreement between NPE and the sellers, and deemed the agreement and acquisition by the Company to be appropriate, and negotiated a brokerage fee with Northpoint of $225,000 to be paid by the Company.

During the year ended December 31, 2015, the related party amounts due to NPE were reduced by payments of $180,400. NPE was due a balance of $451,600, as a result of the former CEO agreement initially negotiated with NPE, the former CEO and the Company, during 2014. In July 2015, NPE agreed to forgive the amount due to NPE of $451,600. During the year ended December 31, 2015, the Company reduced its general and administrative expense by the total of $451,600. As of December 31, 2015, the only amount due to NPE was $120,000, which was the revised contractual bonus accrual under the NPE letter agreement for CEO services. The $120,000 was fully paid during the year ended December 31, 2016.

On May 1, 2015, Hillair Capital Investments, L.P. (“Hillair”), a related party and majority stockholder of the Company, converted all of its 600 Series A Convertible Preferred Stock to 600 million shares of common stock.

On October 22, 2015, the Company consummated a Securities Exchange Agreement with Hillair, its controlling stockholder, pursuant to which it issued 9,643 shares of Series B Convertible Preferred Stock (the “Series B Preferred Shares”) with conversion price of $0.03 in exchange for the cancellation of debentures held by Hillair with a total carrying value of $9,824,976 (the “Exchanged Debentures”). The shares can be converted into 327,499,200 shares of the Company’s common stock. See Note 12 – Stockholders’ Equity (Deficit).

Also, on October 22, 2015, the Company consummated a Securities Purchase Agreement with Hillair pursuant to which it issued an Original Issue Discount Senior Secured Convertible Debenture in the aggregate amount of $654,000, payable in full on March 1, 2017. The debenture was convertible into up to 21,800,000 shares of common stock at a conversion price of $0.03 per share. After taking into account the original issue discount, legal and diligence fees of $104,000 reimbursed to Hillair, which were recorded as debt discount within the convertible note – related party line of the accompanying consolidated balance sheet, the net proceeds received by the Company was $550,000. The debenture was restructured on January 29, 2016.

On January 29, 2016, the Company and Hillair amended the Securities Purchase Agreement (the “Amended SPA”) to increase the aggregate amount available to the Company. The Amended SPA increased the amount from $654,000 to $1,439,400. As a result, the Company received $630,000 in new proceeds, net of the increased amount of original issue discount, legal and diligence fees of $155,400, which were recorded as a debt discount within the convertible debt - related party line of the accompanying consolidated balance sheet. The debenture is convertible into 47,980,000 shares of common stock at a conversion price of $0.03 per share. The Amended SPA also extended the maturity date to March 1, 2018. All other terms of the debenture remain the same.

On March 25, 2016, the Company entered into a convertible debenture with Hillair totaling $410,788, due and payable on March 1, 2018. This debenture is convertible into 13,692,933 shares of common stock at $0.03 per share. The Company received net proceeds of $360,000, net of original issue discount, legal and diligence fees of $50,788, which were recorded as a debt discount within the convertible debt related party line of the accompanying consolidated balance sheet.

On April 6, 2016, the Company entered into a convertible debenture with Hillair totaling $1,150,206, due and payable on March 1, 2018. This debenture is convertible into 38,340,200 shares of common stock at $0.03 per share. We received net proceeds of $1,000,000, net of original issue discount, legal and diligence fees of $150,206, which were recorded as a debt discount within the convertible debt related party line of the accompanying consolidated balance sheet.

On May 27, 2016, the Company entered into a convertible debenture with Hillair totaling $460,082, due and payable on March 1, 2018. This debenture is convertible into 15,336,080 shares of common stock at $0.03 per share. The Company received net proceeds of $400,000, net of original issue discount, legal and diligence fees of $60,082, which were recorded as a debt discount within the convertible debt related party line of the accompanying consolidated balance sheet.

On July 5, 2016, the Company entered into a convertible debenture with Hillair totaling $330,000, payable in full on March 1, 2018. This debenture is convertible into 11,000,000 shares of common stock at $0.03 per share. The Company received net proceeds of $300,000, net of original issue discount, legal and diligence fees of $30,000, which were recorded as a debt discount within the convertible debt related party line of the accompanying consolidated balance sheet.

On July 27, 2016, the Company entered into a convertible debenture with Hillair totaling $550,000, payable in full on March 1, 2018. This debenture is convertible into 18,333,333 shares of common stock at $0.03 per share. The Company received net proceeds of $475,000, net of original issue discount, legal and diligence fees of $75,000, which were recorded as a debt discount within the convertible debt related party line of the accompanying consolidated balance sheet.

On August 21, 2016, the Company entered into a convertible debenture with Hillair totaling $385,000, payable in full on March 1, 2018. This debenture is convertible into 12,833,333 shares of common stock at $0.03 per share. The Company received net proceeds of $340,000, net of original issue discount, legal and diligence fees of $45,000, which were recorded as a debt discount within the convertible debt related party line of the accompanying consolidated balance sheet.

On October 31, 2016, the Company entered into a convertible debenture with Hillair totaling $440,000, payable in full on March 1, 2018. The debenture is convertible into 14,666,667 shares of common stock at $0.03 per share. The Company received net proceeds of $390,000, net of original issue discount, legal and diligence fees of $50,000, which were recorded as a debt discount within the convertible debt related party line of the accompanying consolidated balance sheet.

On November 29, 2016, the Company entered into a convertible debenture with Hillair totaling $302,500, payable in full on March 1, 2018. The debenture is convertible into 10,083,333 shares of common stock at $0.03 per share. The Company received net proceeds of $275,000, net of original issue discount, legal and diligence fees of $27,500, which were recorded as a debt discount within the convertible debt related party line of the accompanying consolidated balance sheet.

On December 16, 2016, the Company entered into a convertible debenture with Hillair totaling of $330,000, payable in full on March 1, 2018. The debenture is convertible into 11,000,000 shares of common stock at $0.03 per share. The Company received net proceeds of $300,000, net of original issue discount, legal and diligence fees of $30,000, which were recorded as a debt discount within the convertible debt related party line of the accompanying consolidated balance sheet.

The information in the below table includes all related party convertible debt at December 31, 2016, and the details of that debt. Debenture net is the debenture amount less the unamortized original issue discount and deferred financing costs (“OID & DFC”).

	Debtor	Issue Date	Maturity Date	Common Share Conversion Price	Convertible Common Shares	Debenture Amount	Unamortized OID & DFC	Debenture Net

a)	Hillair Capital Investments, L.P.	January 29, 2016	March 1, 2018	$0.03	47,980,000	$1,439,400	$139,445	$1,299,955

b)	Hillair Capital Investments, L.P.	March 25, 2016	March 1, 2018	0.03	13,692,933	410,788	30,574	380,214

c)	Hillair Capital Investments, L.P.	April 7, 2016	March 1, 2018	0.03	38,340,200	1,150,206	92,118	1,058,088

d)	Hillair Capital Investments, L.P.	May 27, 2016	March 1, 2018	0.03	15,336,080	460,082	42,609	417,473

e)	Hillair Capital Investments, L.P.	July 5, 2016	March 1, 2018	0.03	11,000,000	330,000	21,109	308,891

f)	Hillair Capital Investments, L.P.	July 27, 2016	March 1, 2018	0.03	18,333,333	550,000	54,768	495,232

g)	Hillair Capital Investments, L.P.	August 21, 2016	March 1, 2018	0.03	12,833,333	385,000	34,336	350,664

h	Hillair Capital Investments, L.P.	October 31, 2016	March 1, 2018	0.03	14,666,667	440,000	46,499	393,501

i)	Hillair Capital Investments, L.P.	November 29, 2016	March 1, 2018	0.03	10,083,333	302,500	25,574	276,926

j)	Hillair Capital Investments, L.P.	December 16, 2016	March 1, 2018	0.03	11,000,000	330,000	28,977	301,023

	Total convertible debt-related party				193,265,879	$5,797,976	$516,009	$5,281,967

The total debt discount and deferred financing costs for the convertible debentures amount to $516,009 and $89,323 (net of accumulated amortization of $261,967 and $14,677) as of December 31, 2016 and 2015, respectively. Amortization related to debt discount and deferred financing costs amount to $247,290 and $14,677 for the years ended December 31, 2016 and 2015, respectively, and have been included within interest expense on the accompanying consolidated statements of operations.

The convertible debentures outstanding to Hillair of $5,797,976 are due in full on March 1, 2018. There are no installment payments required by these convertible notes of either principal or interest.

On September 30, 2016, the Company entered into a line of credit facility (the “Credit Facility”) with Lorton Finance Company (“Lorton”), an affiliate of Hillair, due on September 30, 2019. This line of credit facility is not convertible into common or preferred shares of the Company; rather, as discussed in the below paragraph, certain draws require us to issue our Series B Preferred Stock based on the formula described below.

The aggregate amount of the above Lorton facility is $2,000,000, with the initial draw by the Company of $1,150,000. Draws made subsequent to the initial draw provide that we issue Lorton shares of the Company’s Series B Preferred Stock in amounts equivalent to five percent (5%) of the amount of the draw divided by the $1,000 stated value of the Series B Preferred Stock. Each of these preferred shares is convertible into the Company’s common stock at $0.03 per share. The facility bears interest at the rate of 20% per annum, payable monthly beginning March 31, 2017. Beginning September 30, 2017, the Company is obligated to make monthly principal payments of $47,917. The Credit Facility is secured by titles to 19 trucks owned by the Company. After taking into account legal and diligence fees of $87,545, which were recorded as a deferred financing cost within the long term debt-related party line of the accompanying consolidated balance sheet, and the payment in full of our line of credit with State Bank & Trust Company (see Note 10 – Long Term Debt) in the amount of $274,955, the net proceeds received by the Company was $787,500.

On October 27, 2016, pursuant to the mutual agreement of Lorton and the Company, the Company made an additional $300,000 draw in principal amount of the Credit Facility. Such additional Debenture (i) bears interest at the rate of 20% per annum, payable monthly beginning March 31, 2017, (ii) beginning September 30, 2017, the Company is obligated to make monthly principal payments of $12,500, (iii) has a first priority security interest in the assets being acquired in connection with such additional purchase, and (iii) is otherwise in substantially the form of the Credit Facility. In addition, the Company issued Lorton 15 shares of the Company’s Series B Preferred Stock valued at $14,500, accounted as additional paid in capital and debt discount on long term debt-related party. These shares are convertible into 500,000 shares of the Company’s common stock. Total outstanding with Lorton amounted to $1,355,310 (net of unamortized debt discount and deferred financing costs of $94,690) at December 31, 2016.

The debt discount and deferred financing costs for the long term debt-related party amount to $94,690 (net of accumulated amortization of $7,355) as of December 31, 2016. Amortization related to the debt discount and deferred financing cost amount to $7,355 for the year ended December 31, 2016, and has been included within interest expense on the accompanying consolidated statements of operations.

The following table represents the aggregate future maturities required on the Lorton credit facility for the years ending December 31:

2017	$241,667
2018	725,000
2019	483,333
Total payments	$1,450,000

NOTE 9 – SHORT TERM DEBT

On October 28, 2013, a vendor filed a complaint against the Company seeking to collect $68,913, plus interest at 12% for services rendered on or before November 30, 2012. This claim has been satisfactorily resolved between the parties, and Legend is remitting $2,500 per month in settlement of this claim, until such balance is fully repaid. The outstanding principal balance of the claim was $20,297 and $45,805 as of December 31, 2016 and 2015, respectively.

On April 1, 2014, the Company issued a note payable to New Western Energy Corporation (“NWTR”) for $75,000. The note has no interest provision and was due on February 28, 2015. On January 6, 2015, the Company entered into a settlement with NWTR to repay the remainder of principal in 5 monthly installments starting on February 15, 2015 with no interest accruing. The note was in default as of December 31, 2016, but the Company has not received a waiver nor a default notice from NWTR. The Company is accruing interest at an estimated rate of 12% due to the default. The outstanding principal balance of the note was $26,664 as of December 31, 2016 and 2015, respectively.

On June 19, 2014, a vendor filed a complaint against the Company seeking to collect $35,787, plus interest at 12% for services rendered. The outstanding principal balance of the note was $3,507 as of December 31, 2015. This claim has been satisfactorily resolved between the parties.

On October 20, 2014, the Company issued a note payable for the purchase of drilling rig for $315,000. The note bore interest at 6% per annum and was due on April 12, 2016. This note was fully repaid as of December 31, 2016. The outstanding principal balance of the note was $73,372 as of December 31, 2015.

On December 16, 2015, the Company entered into a secured line of credit facility with State Bank and Trust Company in the aggregate amount of $275,000. The facility bore interest at 4% and was due on December 16, 2016. The note was collateralized by certain property of Maxxon. On September 30, 2016, the secured line of credit facility was repaid with the proceeds from the related party line of credit facility with Lorton, and this agreement with State Bank and Trust Company was terminated. The outstanding principal balance of the line of credit was $100,000 as of December 31, 2015.

On November 25, 2016, the Company entered into an agreement with Merchants to repay $4,336 of employee housing expenses related to the cancellation of North Dakota apartment leases. The agreement required a $366 down payment and monthly payments of $500 through December 15, 2017. The outstanding principal balance on this agreement at December 31, 2016 was $3,500.

During the year ended December 31, 2016, the Company entered into various insurance financing agreements. The agreements are payable in nine monthly payments and accrue interest at various rates (ranging from 3.45% and 4.61%). These financing agreements are unsecured; however, should there be a default, the Company’s insurance policies would be subject to cancellation. The outstanding principal balance on these financing agreements at December 31, 2016 was $164,233.

Total short term debt amounted to $214,694 and $249,348 as of December 31, 2016 and 2015, respectively.

NOTE 10 – LONG TERM DEBT

Long Term Debt consist of the following:
		2016	2015

a)	On April 5, 2016, the Company entered into an agreement with Sher Trucking, LLC (Sher) that restructured the existing secured promissory note ($2,854,000) plus accrued interest ($142,700) and a $250,000 restructuring fee, (the “Restructuring”), with an amended and restated note totaling $3,246,700. This note accrues interest at 15% per annum, with all principal and interest due upon maturity. The restructuring fee of $166,667 (net of accumulated amortization of $83,333) is being amortized to interest expense using the effective interest method through the term of the agreement. The Company recorded $83,333 in interest expense for the year ended December 31, 2016 related to the amortization of the restructuring fee. The note is due on April 3, 2018. The note remained collateralized by the same collateral assets (tractors and trailers) as the original promissory note to Sher. On October 27, 2016, Sher released the collateral, due to our payment of $300,000, which also allowed the Company to obtain full title to the 12 secured trucks. The promissory note is now unsecured.	$1,799,544	$2,854,000

b)	On March 29, 2016, the Company entered into a trailer purchase agreement with Southwest Truck & Trailer, Inc. (“Southwest”). The Company purchased 7 trailers valued at $278,636. The Company paid $28,000 as a down payment and entered into a financing agreement with a third party for the remaining balance of $250,636. The financing requires monthly payments of $6,962 for the next 3 years and has a 0% interest rate, but imputed interest has been accrued based on a 3.45% discount rate and is reflected as a reduction of principal. The note is secured by the related trailers acquired with a net book value of $240,573 (net of accumulated depreciation of $38,063).	188,831	—

c)	On April 8, 2016, the Company entered into a trailer purchase agreement with Southwest. The Company purchased 6 trailers valued at $217,369. The Company paid $32,400 as a down payment and entered into a financing agreement with a third party for the remaining balance of $184,968. The financing requires monthly payments of $5,138 for the next 3 years and has a 0% interest rate, but imputed interest has been accrued based on a 3.45% discount rate and is reflected as a reduction of principal. The note is secured by the related trailers acquired with a net book value of $188,748 (net of accumulated depreciation of $28,621).	143,864	—

d)	On October 19, 2015, the Company entered into a secured note agreement with a financial institution for the purchase of a vehicle in the amount of $118,110. The note bore interest at 5.99% and was due on December 3, 2020. In February 2016, the Company traded in the vehicle for a new vehicle. As part of the trade in, the note was settled and a new note was issued with a principal balance of $135,278 with interest at 3.99% and is due on April 1, 2021. The new note is secured by the new vehicle acquired with a net book value of $100,288 (net of accumulated depreciation of $18,653). This vehicle was turned into a dealer and the related note was repaid on January 5, 2017 with a net loss on disposition of approximately $30,000.	118,042	116,411

e)	On November 12, 2015, the Company entered into a secured note agreement with a financial institution for the purchase of a vehicle in the amount of $57,106. The note bore interest at 3.99% and was due on November 12, 2020. In February 2016, the Company traded in the vehicle for a new vehicle. As part of the trade in, the note was settled and a new note was issued with a principal balance of $76,380 with interest at 3.90% and is due on April 5, 2021. This vehicle and related note were disposed of by the Company as they were acquired at market value by an executive of the Company. This transaction, on November 4, 2016, resulted in a net loss on disposition of approximately $4,800.	—	55,843

f)	On November 1, 2015, the Company purchased three trucks from A&H Sterling Energy, LLC (“A&H”). The trucks were financed by A&H with an outstanding promissory note in the aggregate amount of $96,407 owed to Cunard Holdings LLC. The Company assumed the outstanding promissory note as part of the acquisition of the trucks. The note bears interest at 7%, is secured by those trucks with a net book value of $77,199 (net of accumulated depreciation of $19,208) and is due on January 1, 2018.	46,412	89,045

g)	On May 19, 2016, the Company entered into a secured note agreement with a financial institution for the purchase of a vehicle valued at $53,355. The Company paid $4,000 as a down payment and financed the remaining amount of $49,355. The note was issued with a 7.49% interest rate and is due on May 19, 2020. The loan is secured by the related vehicle with a net book value of $46,225 (net of accumulated depreciation of $7,131).	42,265	—

h)	On December 26, 2016, the Company entered into a secured note agreement with a financial institution for the purchase of a vehicle valued at $45,000. The Company paid $5,000 as a down payment. The Company owes the remaining amount of $40,000. This note is being financed by the dealer over a four month period at a 0% interest rate, with payments of $10,000 each, which commenced in February 2017. The vehicle has a net book value of $46,884 (net of accumulated depreciation of $116).	40,000	—

i)	In January 2016, the Company entered into a forbearance agreement to transfer amounts owed on a credit card to Origin Bank into a note agreement, in the aggregate amount of $40,850. The note bears interest at 4% per annum and is payable in 12 monthly payments beginning April 15, 2016 of $3,000 per month with the remaining balance and accrued interest due on April 15, 2017.	14,729	—

	Total	2,393,687	3,115,299

	Less deferred financing costs	(166,667)	—

	Less current portion of long term debt	(238,580)	(1,074,781)

	Long term debt	$1,988,440	$2,040,518

The following table represents the aggregate future maturities required on the long term notes for the years ending December 31:

2017	$255,076
2018	1,978,718
2019	118,920
2020	33,751
2021	7,222
Total payments	$2,393,687

NOTE 11 – EMBEDDED DERIVATIVE LIABILITIES

The table below is a reconciliation of embedded derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2015:

Balance as of December 31, 2014	$1,128,667
Fair value of warrants issued	—
Fair value upon conversion of preferred stock to common stock	(7,680,000)
Change in fair value	6,551,333
Balance as of December 31, 2015	$—

The Company used the market price of $0.0128 for its common stock on the date of conversion of the Series A Convertible Preferred Stock to calculate the fair value of the embedded derivative extinguished during the year ended December 31, 2015. As of December 31, 2016 and 2015, the Company had no outstanding derivative liabilities.

During the year ended December 31, 2015, the Company valued the embedded derivative liabilities using a Black-Scholes model. A summary of quantitative information with respect to valuation methodology, estimated using a Black-Scholes model, and significant unobservable inputs used for the Company’s embedded derivative liabilities for the year ended December 31, 2015 is as follows:

Expected dividend yield	—
Strike price	$0.001-0.01
Expected stock price volatility	196.27-218.76%
Risk-free interest rate	1.52-1.78%
Expected term (in years)	4-5

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On October 27, 2016, the Company designated an additional 15 shares of its 100 million shares of blank check preferred stock as Series B Convertible Preferred Stock.

Convertible Preferred Stock

On October 22 2015, the Company consummated a Securities Exchange Agreement with Hillair, its majority stockholder, pursuant to which it issued 9,643 shares of Series B Convertible Preferred Stock (the “Series B Preferred Shares”) in exchange for the cancellation of debentures held by Hillair with a total principal value of $9,642,546 and accrued interest of $182,430. The shares are convertible into 327,499,200 shares of the Company’s common stock at $0.03 per share.

On October 27, 2016, the Company made a draw on the Credit Facility in the amount of $300,000 with Lorton. Per the terms of the Credit Facility, the Company issued to Lorton 15 shares of its Series B Preferred Shares, valued at $14,500 and treated as a debt discount. The shares are convertible into 500,000 shares of the Company’s common stock at $0.03 per share.

The Series B Convertible Preferred Stock has a liquidation preference of $10,648,579 at December 31, 2016, inclusive of undeclared dividends totaling $990,579 ($837,245 and $153,335 for the years ended December 31, 2016 and 2015, respectively). The Series B Convertible Preferred Stock are convertible into shares of the Company’s common stock at $0.03 per share, have a stated value of $1,000 per share, accrue dividends daily at 8% per annum on the total stated value of the Series B Convertible Preferred Stock plus all unpaid accrued and accumulated dividends, are redeemable at the Company’s option upon achieving certain common stock trading pricing and have voting rights on an as converted basis.

As of January 1, 2015, the Company had issued and outstanding 600 shares of its Series A Convertible Preferred Stock. This convertible preferred stock had a 0% dividend rate. The shares of preferred stock were convertible into 600 million shares of the Company¹s common stock at $0.001 per share, and had an anti-dilution provision. The shares were converted to 600 million shares of common stock in May 2015.

Common Stock Issuances

In April 2015, the Company issued 90,817,356 shares of common stock to Albert Valentin as part of its purchase of Maxxon. The stock had a fair value of $526,741. The fair value of the common stock was determined using the closing price of the shares on the date of acquisition.

In December 2015, the Company issued 57,682,644 shares of common stock to Steven Wallace as part of its purchase of Maxxon. The stock had a fair value of $334,559. The fair value of the common stock was determined using the closing price of the shares on the date of acquisition.

On March 2, 2016, the Company issued common stock to an employee in lieu of cash for the purchase of property and equipment. A total of six million shares were issued with a fair value of $10,800 using the closing market price on the date of issuance.

Stock Incentive Plan

On October 26, 2016, the Company’s Board approved the 2016 Stock Incentive Plan and reserved 250,000,000 shares of common stock for issuance thereunder. All prior Stock Incentive Plans were cancelled. The Company did not issue any common stock, stock options or warrants under this or any prior Stock Incentive Plans during the years ended December 31, 2016 or 2015.

NOTE 13 – SEGMENT INFORMATION

The Company had the following reporting segments for the year ended December 31, 2015:

●	Legend is an oil and gas exploration, development and production company. The Company’s oil and gas property interests are located in the United States (Kansas and Oklahoma).

●	Maxxon is a trucking and oil and gas services company that operates in North Dakota (the Bakken) and Texas and New Mexico (the Permian).

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

For the year ended December 31, 2016, trucking activities were the Company’s only segment, as the oil and gas activities were discontinued in the third quarter of 2015.

NOTE 14 – DISCONTINUED OPERATIONS

The Company’s oil and gas activities were discontinued in October 2015 and are presented as a net loss from discontinued operations in the Company’s Consolidated Statements of Operations. The amounts of net assets related to the discontinued operations of the Company’s oil and gas operations as of December 31, 2016 and 2015 were $(139,927) and $302,551, respectively. The table below summarizes the operations of the Company’s oil and gas activities for years ended December 31, 2016 and 2015.

	2016	2015
Revenues	$—	$350,315
Production expenses	—	(387,501)
General and administrative expense		(29,877)
Depletion, depreciation and amortization	—	(124,740)
Accretion of asset retirement obligation	(43,798)	(27,574)
Loss on sale of oil and gas properties	—	(901,114)
Loss on disposal of property and equipment	(308,680)	—
Other expense	(2,967)	100,018
Loss from discontinued operations	$(355,445)	$(1,020,473)

During 2015, the Company sold its Piqua property for approximately $1.5 million, and its McCune property for $165,000. As the sale significantly altered the relationship between the Company’s capitalized costs and its total proved reserves, we recorded a loss on the sale of $901,114. The Company recorded the net loss from the sale in the loss from discontinued operations within the accompanying statements of operations. The Company disbursed the proceeds of $1,425,000 to Hillair, the mortgage holder of the properties.

On October 28, 2015, the Company sold the Volunteer property to Hillair in exchange for the forgiveness of approximately $1.9 million in prepayment penalty obligations. No gain was recorded on the sale as Hillair is a related party. The excess fair value of the debt over the property settled, of $144,355 was recorded as a reduction of interest expense.

During the year ended December 31, 2015, the Company incurred development costs (which include fixed asset purchases as well as certain operating costs) of $856,358 related to the completion of the Piqua, McCune, Landers, Volunteer, and Van Pelt wells. During the year ended December 31, 2015, the Company recorded depletion expense of $70,045.

There were no development costs or depletion expense for the year ended December 31, 2016 as the Company discontinued oil and gas operations in 2015.

The Company owned a drilling rig, in the amount of $398,680 (net of accumulated depreciation of $66,320) was previously included in property and equipment, and has been reclassified to assets held for sale – discontinued operations, as the Company has ceased all drilling operations. During the year ended December 31, 2015, prior to reclassifying to assets held for sale – discontinued operations, the Company recorded $54,695 of depreciation, which has been reclassified to loss from discontinued operations for the year ended December 31, 2015. There was no depreciation recorded for the year ended December 31, 2016. On November 14, 2016, the Company sold the rig for $90,000 to an unaffiliated party, resulting in a loss of $308,680, which has been included on the loss on disposal of property and equipment line above.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company is not aware of any pending or threatened legal proceedings, nor is the Company aware of any pending or threatened legal proceedings, affecting any current officer, director or control stockholder, or their affiliates.

As part of its regular operations, the Company may become party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its commercial operations, products, employees and other matters. Although the Company can give no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on the Company’s financial condition or results of operations.

The Company leases office space on a month-to-month basis, with monthly rental payments due of approximately $10,900, which includes the New Mexico operations facility of $5,500, and accounting, dispatch and executive office rents in Colorado and Georgia.

On May 18, 2015, the Company entered into a trailer lease agreement with Polar Service Centers. The Company leased 7 trailers at a monthly rent of $17,500 for 28 months commencing on June 1, 2015 and continuing until September 30, 2017.

On February 15, 2016, the Company entered into a trailer lease agreement with Wallwork Truck Center. The Company leased 10 trailers at a monthly rent of $17,335 for 48 months commencing on February 12, 2016 and continuing until February 12, 2020.

On July 26, 2016, the Company entered into a trailer lease agreement with Wholesale Truck and Finance. The Company leased 3 trailers at a monthly rent of $5,717 for 60 months commencing on August 1, 2016 and continuing until August 1, 2021.

The Company leases office space, a diesel repair shop, and employee housing under non-cancelable lease agreements. The leases provide that we pay taxes, insurance, utilities, and maintenance expenses related to the leased assets. During March 2016, we entered into a restructured lease agreement with the property owner/landlord, where the facility lease has been restructured to a 60 month lease commencing April 1, 2016. The restructured lease indicates that we will not pay any cash lease payments while we deplete our $120,000 security deposit held by the landlord, which is included in other assets on the accompanying balance sheets. The revised lease and its payment structure will be such that we will use the funds contained in the security deposit in the amount of $6,000 per month as rent expense (in lieu of cash payments) while West Texas Intermediate (“WTI”) oil prices remain below $60.00 per barrel, for any 30 day period. When the price of WTI oil goes above $60.00 per barrel but less than $80.00 per barrel for any 30 day period, we will use the revised amount against our deposit of $7,500 per month. Upon the price of WTI oil being above the $80.00 per barrel level for a 30 day period, the Company’s rent payment will be $10,000 per month, the maximum rental payment under the restructured lease agreement.

The Company entered into 3 separate apartment leases in 2016, to provide employee housing in various operating locations. Each are 12 month agreements with a total monthly rent of $3,602.

Future minimum lease payments for these non-cancelable operating leases for the years ending December 31, are as follows:

2017	536,744
2018	348,624
2019	348,624
2020	175,274
2021	63,736
Total net minimum payments	$1,473,002

NOTE 16 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets and liability as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Net operating loss carryforward	$7,283,891	$5,110,387
Asset retirement obligation	48,974	33,645
Intangibles	15,533	—
Total deferred tax assets	7,348,398	$5,144,032
Valuation allowance	(7,029,664)	(5,144,032)
Total deferred tax assets, net of valuation allowance	318,734	—
Deferred tax liability
Property and equipment	(318,734)	—
Net deferred tax asset (liability)	$—	$—

The items accounting for the difference between income taxes computed at the statutory rates and the provisions for income taxes are as follows for the years ended December 31, 2016 and 2015:

	2016	2015
Net loss	$(6,247,343)	$(14,989,835)
Tax rate	35%	35%
Tax benefit at statutory rate	(2,186,570)	(5,246,442)
50% of meals and entertainment	9,286	7,496
Stock-based compensation	3,780	—
Loss (gain) on embedded derivatives	—	2,292,967
Timing difference on loss on sale of property and equipment	27,290	—
Timing difference on accretion on asset retirement obligation	15,329	—
Timing differences in amortization expense	15,533	143,115
Depreciation of property and equipment	(346,024)	—
Prior year true up	62,990	—
Valuation allowance	2,398,386	2,802,864
Provision for income taxes	$—	$—

The Company established a valuation allowance for the full amount of the net deferred tax asset as management currently does not believe that it is more likely than not that these assets will be recovered in the foreseeable future. The federal net operating loss at December 31, 2016 is approximately $20,750,866, and begins to expire in 2030 and fully expires in 2036. The total state net operating loss at December 31, 2016 is approximately $10,603,296 and begins to expire in 2035 and fully expires in 2036.

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated events and transactions occurring after December 31, 2016 through the date these consolidated financial statements were included in this Form 10-K and filed with the SEC, to identify subsequent events which may need to be recognized or non-recognizable events which would need to be disclosed.

On January 3, 2017, the Company entered into a convertible debenture with Hillair totaling $385,000, payable in full on March 1, 2018. The debenture is convertible into 12,833,333 shares of common stock at $0.03 per share. The Company received net proceeds of $345,000, net of original issue discount, legal and diligence fees of $40,000, which will be recorded as a debt discount within convertible debt-related party.

On January 25, 2017, the Company entered into a convertible debenture with Hillair totaling $770,000, payable in full on March 1, 2018. The debenture is convertible into 25,666,667 shares of common stock at $0.03 per share. The Company received net proceeds of $690,000, net of original issue discount, legal and diligence fees of $80,000, which will be recorded as a debt discount within the convertible debt-related party.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of the individual serving as our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a15(e) and 15d15(e) under the Securities Exchange Act of 1934, as amended) as of the year end covered by this Report. Based on this evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Such conclusion was reached based on the following material weaknesses set forth below.

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

Management, under the supervision and with the participation of the individual serving as our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of our internal control over financial reporting as of December 31, 2016, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2016, due to the material weaknesses set forth below.

a)	Due to the small size of the Company, there are inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping and reconciliations. Due to the small size of the accounting department, consisting of the Chief Financial Officer and Controller, there are limited compensating controls around segregation of duties.

b)	The Company currently does not have sufficient personnel with the appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions, fair value measurements and financial reporting requirements.

c)	Lack of controls that provide reasonable assurance regarding prevention or timely detection of unauthorized expense reimbursement that could have a material effect on the financial statements.

Management is in the process of remediating these weaknesses and is continuing to expand the accounting department.

Changes in Internal Control Over Financial Reporting

On November 29, 2016, Andrew Reckles resigned as Chief Executive Officer, Chairman of the Board of Directors and a member of the Board of Directors of the Company. On November 29, 2016, Warren S. Binderman, President and Chief Financial Officer of the Company, was appointed to the additional role of Chief Executive Officer.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●	may apply standards of materiality that differ from those of a reasonable investor; and
●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the date of this report’s release, our Board of Directors consists of four members, one of which is an executive officer. The term of office of each director expires at the next annual meeting of our stockholders. Directors serve until their respective successors have been elected and qualified. Executive officers are appointed by and serve at the pleasure of the Board of Directors.

Set forth below is biographical information for each of our current directors.

Name	Age	Position	Director Tenure
Warren Binderman	53	Chief Executive Officer Chief Financial Officer, Corporate Secretary Board Member	October 2014 – Current

Jeffrey Kaplin	50	Board Member, Audit Committee Chair, Independent Director	July 2015 – Current

Alais Griffin	43	Interim Chairman of the Board Independent Director	March 2016 – Current

Neal Kaufman	48	Board Member	November 2016 – Current

Sean McAvoy	52	Board Member	January 2017 – Current

Warren S. Binderman

Warren is the Chief Executive Officer, and Chief Financial Officer of Legend. He previously served as the Chief Financial Officer since July 2014. He also serves on the Company’s Board and is the Corporate Secretary. He is also the managing member of the Binderman Group, LLC, a specialized accounting and business consulting firm performing services throughout the United States. Warren excels in servicing and communicating with clients as they move through the transaction process—from IPO, private equity deals, mergers and acquisitions, public shell transactions and reverse mergers, and other such ownership transitions. He is a skilled business partner who listens and is committed to helping Clients achieve their goals, ensuring that the transactions being considered are properly supported and meet the appropriate financial and strategic objectives. With deep knowledge and experience across industries, he works with clients to ensure that money makes sense for their business and life. Warren’s expertise includes investment due diligence, mergers and acquisitions, private placement reviews, and restructuring services. He has demonstrated experience in various industry sectors and has worked with many publicly held companies, financial institutions, and closely held companies. Due to his experience working with public and private sector entities, he has an excellent depth of knowledge in both sectors’ activities and transactions. Warren also has significant depth performing due diligence, consulting services, and audits of entities with complex structures. Before working with Legend and starting the Binderman Group, Warren served in various capacities with International accounting firms in the capacities of partner, director, manager and staff. He worked for Arthur Andersen LLP for nine years and KPMG LLP for over three years, as well as other national and international firms throughout his career. Warren received his Bachelor of Business Administration degree from the University of Maryland in 1990 and was a Magna Cum Laude graduate of The Smith Business School, with a major in Accounting. He is a member of the AICPA, and is a CPA in Georgia, and Maryland.

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

Neal Kaufman

Neal is a founding member of Hillair Capital, our majority stockholder. He has over fifteen years of operating experience with large and small publicly traded companies and also has significant experience supporting financing activities. Neal opened the West Coast operations for Ardour Capital Investments, LLC, an investment bank wholly focused on the clean technology sector and prior to that, served as the Chief Executive Officer of TieTek. Neal held various senior management positions at 3Com Corporation, and also worked for the Internet arm of NBC Television. He began his career at McKinsey & Co., working in the U.S., Europe and South America. Neal has an AB in economics magna cum laude from Harvard College, a MA from Stanford University and a MBA from Harvard Business School where he was a Baker Scholar. Mr. Kaufman’s pertinent experience, qualifications, attributes, and skills include expertise in finance, strategy, and operations.

Sean McAvoy

Sean M. McAvoy was appointed as a director of the Company as of January 1, 2017. Sean is a founding member, since 2010, of Hillair Capital Management LLC and its affiliated funds. He has over twenty years of experience in structuring and negotiating transactions primarily in the public markets. Between 1996 and 2008, Sean was a member of the mergers and acquisitions, private equity and corporate finance practices at Jones Day, an international law firm, where he served as a founding partner of the firm’s Silicon Valley office from 2002 to 2008. At Jones Day, Sean represented public companies and their boards of directors, as well as financial sponsors, in domestic and cross-border mergers and acquisitions, auctioned dispositions, unsolicited and negotiated tender offers, leveraged buyouts, including going-private transactions, and leveraged recapitalizations. Sean also counseled boards of directors and senior management regarding corporate governance, fiduciary duty and takeover preparedness as well as disclosure obligations. Prior to his corporate legal career, Sean served as a Legislative Aide to Senator William S. Cohen and as a Professional Staff Member of the United States Senate Governmental Affairs Committee. Sean also served as a Special Counsel and senior staff member on Senator John McCain’s 2008 presidential campaign. Currently, Sean serves on the boards of SG Blocks, Inc., the premier innovator and designer of container-based structures, and The Orvis Company, Inc., a specialty retailer and sporting goods company and also on the board of The Pacific Research Institute, a California-based free-market think tank. Sean is an honors graduate of Williams College and earned advanced degrees at the London School of Economics and Political Science, where he was an AFLSE Scholar, and Georgetown University Law School, where he was a member of the Georgetown Journal of International Law.

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

On November 25, 2016, Neal Kaufman, age 48, joined the Company’s Board of Directors. Neal is a founding member of Hillair, our majority stockholder.

On November 29, 2016, Alais Griffin, an outside director of the Company, assumed the role of interim Board Chair.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows all compensation awarded, earned by or paid to Mssrs. Andrew Reckles, Former Chairman of the Board and CEO, Marshall Diamond-Goldberg, Former President and COO, Warren S. Binderman, President, CEO, CFO, and Secretary/Treasurer, James Vandeberg, former CFO and Secretary and Kyle Severson, former Chief Financial Officer (our “NEOs”) for each of the fiscal years ended December 31, 2016, 2015 and 2014:

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation (5)	Total Compensation
Warren S. Binderman (4)	2016	$252,000	$120,000		$45,000	$417,000
Chief Executive Officer and Chief Financial Officer	2015	$240,000	$120,000		$1,500	$367,500
Andrew Reckles (1)(3) (4)	2016	$239,000	$90,000		$30,000	$359,000
Former Chief Executive Officer	2015	$240,000	$120,000	—	$3,000	$363,000
Marshall Diamond-Goldberg (2)	2016	$—	$—	—	$—	$—
Former President and Chief Operating Officer	2015	$90,000	$—	—	$—	$90,000

(1)	Andrew Reckles resigned as Chief Executive Officer, Chairman of the Board of Directors and a member of the Board of Directors of the Company on November 29, 2016.
(2)	Mr. Diamond-Goldberg stepped down as President and COO on June 2015.
(3)	Mr. Reckles’ compensation includes amounts paid and the balance accrued at December 31, 2016 and 2015.
(4)	Mr. Reckles’ and Mr. Binderman’s compensation includes the balance accrued ($120,000) at December 31, 2016.
(5)	These amounts result from usage of Company owned vehicles.

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

Stock Options and Awards

To provide a long-term component to the executive compensation program, our executive officers, directors, employees and consultants may be granted Options and Awards (as those terms are defined below) under our 2011 Stock Incentive Plan and 2013 Stock Incentive Plan. The maximization of stockholder value is encouraged by granting equity incentive awards. The President will make recommendations to the Board of Directors for the other executive officers and key employees. These recommendations take into account factors such as equity compensation given in previous years, the number of Options and Awards outstanding per individual and the level of responsibility.

Narrative Disclosure to Summary Compensation Table

Outstanding Equity Awards at 2016 Fiscal Year-End

There are no outstanding equity awards at December 31, 2016.

Director Compensation

We paid and/or accrued a monthly fee of $500 per month to Mr. Kaplin during his period as Director during 2015. In 2016, both outside directors, Ms. Griffin and Mr. Kaplin, are paid a monthly board fee of $2,000.

2016 Stock Incentive Plan

On October 26, 2016, our Board of Directors approved the Legend Oil and Gas, Ltd. 2016 Stock Incentive Plan (“Plan”). The Plan has not been formalized at this time, as we have not filed a Form S-8. This Plan provides for the grant of options (“Options”) to purchase common shares, and stock awards (“Awards”) consisting of common shares, to eligible participants, executive officers, and employees. The terms and conditions of the 2016 Plan apply equally to all participants. We reserved a total of 250,000,000 shares of common stock for issuance under the Plan. Further, the Board and the majority stockholders cancelled all prior Stock Incentive Plans, including the 2014 and 2014 Plans depicted below.

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

The tables below set forth information with respect to the beneficial ownership of our common shares as of March 31, 2017 by our directors, named executive officers, and directors and executive officers as a group, as well as each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of our common shares. As of the latest practical date before filing this annual report, there were 942,083,273 common shares issued and outstanding.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common stock, par value $0.001 (preferred stock, 9,643 shares, par value $.001	Hillair Capital Investments, L.P. 345 Lorton Avenue, Suite 303 Burlingame, CA 94010	604,155,998	64%
Common stock, par value $0.001 (preferred stock, 15 shares, par value $.001	Lorton Finance	—	—
Common stock, par value $0.001	Warren S. Binderman 555 Northpoint Center East, Suite 400 Alpharetta, GA 30022	7,500,000	—%
TOTAL:		611,655,998	64%

(1)	The information for such stockholders are based on the list of record holders maintained by our stock transfer agent. Such stockholder has not filed a Schedule 13D with the SEC disclosing its greater than five percent ownership.

Securities Authorized for Issuance Under Equity Compensation Plans

On September 5, 2014, our Board of Directors adopted the Legend Oil and Gas, Ltd. 2014 Stock Incentive Plan, included in the Form S-8 filed on that date. This Stock Incentive Plan provides for the grant of options (“Options”) to purchase common shares, and stock awards (“Awards”) consisting of common shares, to eligible participants, including our directors, executive officers, employees and consultants. The terms and conditions of the 2014 Stock Incentive Plan apply equally to all participants. We reserved a total of 65,000,000 common shares for issuance under the Plan. No shares or stock options have been issued under this Plan as of this date. This Plan has been cancelled by the Board of Directors.

On October 17, 2013, our Board of Directors adopted the Legend Oil and Gas, Ltd. 2013 Stock Incentive Plan. We reserved a total of 10,000,000 common shares for issuance under the Plan. This Plan has not been approved by stockholders. There are currently no options outstanding under the 2013 Stock Incentive Plan, and a grant for 750,000 common shares was issued on October 17, 2014. This Plan has been cancelled by the Board of Directors.

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

Mr. Diamond-Goldberg previously served as a director of Wi2Wi from August 2010 until his resignation on July 1, 2011. As described in this Report, we entered into an Asset Purchase Agreement with Wi2Wi, Inc., formerly known as, International Sovereign Energy Corp. and acquired the Wi2Wi Assets on October 20, 2011. The terms of our acquisition of the Wi2Wi Assets was determined through independent negotiation between James Vandeberg, our former Vice President and Chief Financial Officer, and Sharad Mistry, Wi2Wi’s Chief Executive Officer and Chief Financial Officer. Mr. Diamond-Goldberg recused himself from all negotiations with respect to the transaction.

Andrew Reckles. is our former Chairman and Chief Executive Officer. He also a principal of Northpoint Energy Partners (“NPE”). NPE served as a broker on the acquisition of Maxxon. NPE received a brokerage payment from Legend on the Maxxon acquisition. The agreement between NPE and Legend was reviewed and approved by our Board, and found to be at or below market brokerage pricing.

Conflicts of Interest

Mr. Marshall Diamond-Goldberg is our former CEO, former President and Chief Operating Officer and former Director. He is also a former director of Wi2Wi. We have not found any reason to be concerned with this potential conflict of interest since Mr. Diamond-Goldberg resigned as a member of the board of directors of Wi2Wi effective as of July 1, 2011, and he was not involved on Wi2Wi’s behalf in negotiating the terms of the Asset Purchase Agreement.

As stated above, Andrew Reckles. is our former Chairman and Chief Executive Officer. He also a principal of Northpoint Energy Partners (“NPE”). NPE served as a broker on the acquisition of Maxxon.  NPE received a brokerage payment from Legend on the Maxxon acquisition.  The agreement between NPE and Legend was reviewed and approved by our Board, and found to be at or below market brokerage pricing.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum. audited our financial statements for the year ended December 31, 2016. GBH CPAs, PC audited our financial statements for the year ended December 31, 2015.

Policy for Approval of Audit and Permitted Non-Audit Services

The Board of Directors, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. During 2016 and 2015, the Board of Directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed below, and determined that the provision of such services by our independent registered public accounting firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Audit and Related Fees

The table below sets forth the aggregate fees billed by Marcum LLP and GBH CPAs PC for professional services rendered in fiscal years ended December 31, 2016 and 2015, respectively.

	2016	2015

Audit Fees (1)	$163,148	$123,850

Audit-Related Fees (2)	—	85,305

Tax Fees (3)	11,000	7,500

All Other Fees	—	—

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings. Fees billed during the year ended December 31, 2016 from Marcum LLP and GBH CPAs PC totaled $67,310 and $95,838, respectively. All 2015 audit fees where for services rendered by GBH CPAs PC.
(2)	“Audit-Related Fees” generally represent fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements. All such fees in 2016 and 2015 were for services rendered by GBH CPAs PC.
(3)	“Tax Fees” generally represent fees for tax advice. All tax fees in 2016 and 2015 were for services rendered by GBH CPAs PC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report are as follows:

1)	Financial Statements: The consolidated financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this Report.
2)	Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.
3)	Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2017.

LEGEND OIL AND GAS, LTD.

By:	/s/ Warren S. Binderman
Warren S. Binderman, Chief Executive Officer, Chief Financial Officer
President, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Warren S. Binderman	Chief Executive Officer, Chief Financial Officer, and Director	March 31, 2017
Warren S. Binderman	(Principal Accounting Officer)

EXHIBIT INDEX

The exhibits below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the document to which it is cross referenced is made.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger with New Western Energy Corporation New Western Energy Merger Corporation and the Company, dated January 23, 2014	Incorporated by reference herein from our report on Form 8-K dated January 23, 2014, filed with the SEC on January 27, 2014.

2.2	Membership Interest Purchase Agreement dated April 3, 2015, among the Company, Sher Trucking, LLC, Albert Valentin and Steven Wallace	Incorporated by reference herein from our report on Form 8-K dated April 2, 2015 and filed with the SEC on April 7, 2015.

2.3	Letter Agreement between the Company and Steven Wallace	Incorporated by reference herein from our report on Form 8-K dated April 2, 2015 and filed with the SEC on April 7, 2015.

2.4	Letter Agreement between the Company and Sher Trucking, LLC dated April 13, 2015	Incorporated by reference herein from our report on Form 8-K dated April 2, 2015 and filed with the SEC on April 7, 2015.

3.1	Amended and Restated Articles of Incorporation dated January 29, 2007	Incorporated by reference herein from our report on Form 8-K dated January 29, 2007, filed with the SEC on January 30, 2007.

3.2	First Articles of Amendment to the Amended and Restated Articles of Incorporation dated October 4, 2010	Incorporated by reference herein from our definitive Information Statement filed with the SEC on October 19, 2010.

3.3	Articles of Amendment to the Articles of Incorporation dated August 12, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.	Incorporated by reference herein from our report on Form 8-K dated October 22, 2015 and filed with the SEC on October 28, 2015.

3.5	Articles of Amendment to the Articles of Incorporation dated December 21, 2015.	Incorporated by reference herein from our report on Form 10-K for the period ending December 31, 2016, and filed with the SEC on April 7, 2016.

3.6	Bylaws dated November 29, 2000	Incorporated by reference herein from our registration statement on Form 10-SB, filed with the SEC on April 25, 2002.

4.1	Specimen Legend Oil and Gas, Ltd. Common Stock Certificate	Incorporated by reference herein from our report on Form 10-K for the period ending December 31, 2010, and filed with the SEC on March 31, 2011.

4.2	Form of Warrant issued to Iconic Investment Co.	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.

Exhibit No.	Description	Location
4.3	Form of Warrant issued in connection with August 2011 unit financing	Incorporated by reference herein from our report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 12, 2011.
4.4	Specimen Legend Oil and Gas, Ltd. Convertible Preferred Stock Certificate	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.
4.5	Original Issue Discount Senior Secured Debenture Due May 16, 2016 dated April 2, 2015	Incorporated by reference herein from our report on Form 8-K dated April 2, 2015 and filed with the SEC on April 7, 2015.
4.6	Original Discount Senior Secured Convertible Debenture Due March 1, 2016.	Incorporated by reference herein from our report on Form 8-K dated April 25, 2015 and filed with the SEC on April 29, 2015.
4.7	Articles of Amendment to the Articles of Incorporation of the Company dated May 1, 2015.	Incorporated by reference herein from our report on Form 8-K dated May 7, 2015 and filed with the SEC on May 11, 2015.
4.8	Original Discount Senior Secured Convertible Debenture Due March 1, 2016	Incorporated by reference herein from our report on 8-K dated June 30, 2015 and filed with the SEC on July 6, 2015.
4.9	Original Discount Senior Secured Convertible Debenture Due March 1, 2017 in the original principal amount of $654,000	Incorporated by reference herein from our report on Form 8-K dated October 22, 2015 and filed with the SEC on October 28, 2015.
4.10	Promissory Note dated October 22, 2015 in the original principal amount of $1,928,740.	Incorporated by reference herein from our report on Form 8-K dated October 22, 2015 and filed with the SEC on October 28, 2015.
4.11	Original Discount Senior Convertible Debenture Due March 1, 2018.	Incorporated by reference herein from our report on Form 8-K dated January 29, 2016 and filed with the SEC on February 2, 2016.
4.12	Original Discount Senior Convertible Debenture Due March 1, 2018.	Incorporated by reference herein from our report on Form 8-K dated March 25, 2016 and filed with the SEC on March 31, 2016.
4.13	Original Discount Senior Convertible Debenture Due March 1, 2018.	Incorporated by reference herein from our report on Form 8-K dated May 27, 2016 and filed with the SEC on June 3, 2016.
4.14	Original Discount Senior Convertible Debenture Due March 1, 2018.	Incorporated by reference herein from our report on Form 8-K dated July 5, 2016 and filed with the SEC on July 7, 2016.
4.15	Original Discount Senior Convertible Debenture Due March 1, 2018.	Incorporated by reference herein from our report on Form 8-K dated July 27, 2016 and filed with the SEC on August 1, 2016.
4.16	Original Discount Senior Convertible Debenture Due March 1, 2018.	Incorporated by reference herein from our report on Form 8-K dated August 22, 2016 and filed with the SEC on August 23, 2016.
4.17	Original Discount Senior Convertible Debenture Due March 1, 2018.	Incorporated by reference herein from our report on Form 8-K dated September 30, 2016 and filed with the SEC on October 6, 2016.
4.18	Original Discount Senior Convertible Debenture Due March 1, 2018.	Incorporated by reference herein from our report on Form 8-K dated October 27, 2016 and filed with the SEC on November 2, 2016.
4.19	Original Discount Senior Convertible Debenture Due March 1, 2018.	Incorporated by reference herein from our report on Form 8-K dated November 29, 2016 and filed with the SEC on December 2, 2016
10.1*	Consulting Agreement by and between Marlin Consulting Corp. and Legend dated September 1, 2010	Incorporated by reference herein from our report on Form 10-K for the period ending December 31, 2010, and filed with the SEC on March 31, 2011.
10.2	Agreement for Purchase and Sale by and between Piqua Petro, Inc. and the Company dated October 20, 2010 (Piqua Project)	Incorporated by reference herein from our report on Form 8-K dated October 29, 2010, filed with the SEC on November 4, 2010.
10.3	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated February 25, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K for the period ending December 31, 2010, and filed with the SEC on March 31, 2011.

Exhibit No.	Description	Location
10.4	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 23, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K for the period ending December 31, 2010, and filed with the SEC on March 31, 2011.

10.5	Assignment of Oil and Gas Lease by Wasaabee Energy Inc. dated March 30, 2011 (Bakken Project)	Incorporated by reference herein from our report on Form 10-K for the period ending December 31, 2010, and filed with the SEC on March 31, 2011

10.6	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated January 21, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.

10.7	Subscription Agreement by and between Legend Oil and Gas, Ltd. and Iconic Investment Co. dated April 28, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011.

10.8A*	Legend Oil and Gas, Ltd. 2011 Stock Incentive Plan, as amended	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012.

10.8B*	Form of Stock Option Agreement under 2011 Stock Incentive Plan	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012.

10.9	Form of Subscription Agreement in connection with August 2011 unit financing	Incorporated by reference herein from our report on Form 10-Q for the period ended June 30, 2011, and filed with the SEC on August 12, 2011.

10.10A	Asset Purchase Agreement by and among International Sovereign Energy Corp., Legend Oil and Gas, Ltd., and Legend Energy Canada Ltd. dated September 13, 2011	Incorporated by reference herein from our report on Form 8-K dated September 12, 2011, filed with the SEC on September 16, 2011.

10.10B	Amending Agreement to Asset Purchase Agreement, by and among International Sovereign Energy Corp., Legend Oil and Gas, Ltd., and Legend Energy Canada Ltd. dated October 20, 2011	Incorporated by reference herein from our report on Form 8-K/A dated October 20, 2011, filed with the SEC on November 23, 2011

10.11	Credit Facility Offering Letter by and between National Bank of Canada and Legend Energy Canada Ltd. dated August 15, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.

10.12	Acknowledgment of Debt Revolving Demand Credit Agreement by and between National Bank of Canada and Legend Energy Canada Ltd. dated August 15, 2011	Incorporated by reference herein from our amended current report on Form 8-K dated August 11, 2011, filed with the SEC on September 16, 2011.

10.13	Fixed and Floating Charge Demand Debenture by and between National Bank of Canada and Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.14	Pledge by Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.15	Assignment of Book Debts by Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.16	Negative Pledge and Undertaking by and between National Bank of Canada and Legend Energy Canada Ltd. dated October 19, 2011	Incorporated by reference herein from our report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 14, 2011.

10.17	Amending Offering Letter by and among National Bank of Canada, Legend Energy Canada Ltd. and the Company dated March 26, 2012	Incorporated by reference herein from our report on Form 10-K for the period ending December 31, 2011, and filed with the SEC on March 30, 2012.

10.18	CA $1.5 million Variable Rate Demand Note by Legend Energy Canada Ltd. in favor of National Bank of Canada	Incorporated by reference herein from our report on Form 10-K for the period ending December 31, 2011, and filed with the SEC on March 30, 2012.

10.19	Office Space Lease by and between Dundeal Canada (GP) Inc. and Legend Energy Canada Ltd., dated October 17, 2011	Incorporated by reference herein from our report on Form 8-K/A dated October 20, 2011, filed with the SEC on November 23, 2011

10.20*	Summary of Non-Employee Director Compensation	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012

10.21*	Form of Director Indemnification Agreement	Incorporated by reference herein from our report on Form 8-K dated February 7, 2012, filed with the SEC on February 13, 2012

10.22	Settlement and Termination Agreement with Wi2Wi Corporation dated May 1, 2013	Incorporated by reference herein from our report on Form 8-K dated May 1, 2013, filed with the SEC on May 1, 2013.

10.23	Securities Purchase Agreement with Hillair Capital Investments L.P.	Incorporated by reference herein from our report on Form 8-K dated May 28, 2013, filed with the SEC on July 17, 2013.

10.24	Legend Oil and Gas, Ltd. 2013 Stock Incentive Plan	Incorporated by reference herein from our report on Form 8-K dated April 2, 2015, filed with the SEC on September 9, 2013.

Exhibit No.	Description	Location
10.25	Securities Purchase Agreement dated April 2, 2015, between the Company and Hillair Capital Investments, L.P.	Incorporated by reference herein from our report on Form 8-K dated April 2, 2015 and filed with the SEC on April 7, 2015.

10.26	Secured Promissory Note dated April 3, 2015, issued by the Company to Sher Trucking, LLC	Incorporated by reference herein from our report on Form 8-K dated April 2, 2015 and filed with the SEC on April 7, 2015.

10.27	Securities Purchase Agreement dated April 28, 2015	Incorporated by reference herein from our report on Form 10-K for the period ending April 25, 2015, and filed with the SEC on April 29, 2015.

10.28	Securities Purchase Agreement dated June 30, 2015.	Incorporated by reference herein from our report on Form 8-K dated June 30, 2015 and filed with the SEC on July 6, 2015.

10.29	Securities Purchase Agreement dated October 21, 2015.	Incorporated by reference herein from our report on Form 8-K dated October 22, 2015 and filed with the SEC on October 28, 2015.

10.30	Securities Agreement dated October 21, 2015, between the Company and Hillair Capital Investments, L.P.	Incorporated by reference herein from our report on Form 8-K dated October 22, 2015 and filed with the SEC on October 28, 2015.

10.31	Purchase and Sale Agreement dated October 28, 2015, between the Company and HPH Kansas LLC.	Incorporated by reference herein from our report on Form 8-K dated October 22, 2015 and filed with the SEC on October 28, 2015.

10.32	Assignment of Oil And Gas Lease and Bill Of Sale	Incorporated by reference herein from our report on Form 8-K dated October 22, 2015 and filed with the SEC on October 28, 2015.

10.33	Letter Agreement dated November 16, 2015, between the Company and Northpoint Energy Partners, LLC, with respect to the engagement of Andrew Reckles as Chairman and Chief Executive Officer of the Company	Incorporated by reference herein from our report on Form 10-Q dated September 30, 2011 and filed with the SEC on November 20, 2015.

10.34	Letter Agreement dated November 16, 2015, between the Company and Binderman Group, LLC, with respect to the engagement of Warren S. Binderman as President, Chief Financial Officer and Board Secretary/Treasurer of the Company.	Incorporated by reference herein from our report on Form 10-Q dated September 30, 2011 and filed with the SEC on November 20, 2015.

10.35	Securities Purchase Agreement dated January 29, 2016.	Incorporated by reference herein from our report on Form 8-K dated January 29, 2016 and filed with the SEC on February 2, 2016.

10.36	Securities Purchase Agreement dated March 25, 2016.	Incorporated by reference herein from our report on Form 8-K dated March 25, 2016 and filed with the SEC on March 31, 2016.

10.37	Securities Purchase Agreement dated May 27, 2016.	Incorporated by reference herein from our report on Form 8-K dated May 27, 2016 and filed with the SEC on June 3, 2016.

10.38	Securities Purchase Agreement dated July 5, 2016.	Incorporated by reference herein from our report on Form 8-K dated July 5, 2016 and filed with the SEC on July 7, 2016.

10.39	Securities Purchase Agreement dated July 27, 2016.	Incorporated by reference herein from our report on Form 8-K dated July 27, 2016 and filed with the SEC on August 1, 2016.

10.40	Securities Purchase Agreement dated August 22, 2016.	Incorporated by reference herein from our report on Form 8-K dated August 22, 2016 and filed with the SEC on August 23, 2016.

10.41	Securities Purchase Agreement dated September 30, 2016.	Incorporated by reference herein from our report on Form 8-K dated September 30, 2016 and filed with the SEC on October 6, 2016.

10.42	Securities Purchase Agreement dated October 27, 2016.	Incorporated by reference herein from our report on Form 8-K dated October 27, 2016 and filed with the SEC on November 2, 2016.

10.43	Securities Purchase Agreement dated November 29, 2016.	Incorporated by reference herein from our report on Form 8-K dated November 29, 2016 and filed with the SEC on December 2, 2016.

10.44	Amended and Restated Secured Promissory Note payable to Sher Trucking, LLC	Incorporated by reference herein from our report on Form 10-K for the period ending December 31, 2016, and filed with the SEC on April 7, 2016.

14.1	Code of Ethics	Incorporated by reference herein from our report on Form 8-K dated March 25, 2016 and filed with the SEC on March 31, 2016.

21.1	Subsidiaries	Filed herewith

Exhibit No.	Description	Location
31.1	Certification by Warren S. Binderman, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification by Warren S. Binderman, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification by Warren S. Binderman, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.